Form 10-Q
period 2021-09-30
TPCO Holding Corp.
filed 2021-11-15
CIK 1876945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For th
e
 quarterly period ended September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File Number:
000-56348

TPCO Holding Corp.
(Exact name of registrant as specified in its charter)

Canada	98-1566338
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1550 Leigh Avenue San Jose, California	95125
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (669)
279-5390

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
NONE	NONE	NONE
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).    Yes  ☐    No  ☒
As of November 9, 2021, there were 96,997,982 common shares of the registrant issued and outstanding.

Unless otherwise noted or the context indicates otherwise, in this Form
10-Q
(the “Quarterly Report”), the “Company”, “The Parent Company”, “we”, “us” and “our” refer to TPCO Holding Corp. and its subsidiaries and joint ventures to which it is a party. References in this Quarterly Report Statement to “cannabis” mean all parts of the plant cannabis sativa L.
containing more than 0.3 percent
tetrahydrocannabinol
(“THC”), including all compounds, manufactures, salts, derivatives, mixtures, or preparations.
References in this Quarterly Report to the Company’s websites, social media pages or mobile application or third party websites or applications does not constitute incorporation by reference of the information contained at or available through the Company’s websites, social media pages or mobile application or third party websites or applications, and you should not consider such information to be a part of this Quarterly Report.
This Quarterly Report contains references to our trademarks and trade names and to trademarks and trade names belonging to other entities. Solely for convenience, trademarks and trade names referred to in this report may appear without the
®
or
™
symbols, but such references are not intended to indicate, in any way, that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend our use or display of other companies’ trademarks or trade names to imply a relationship with, or endorsement or sponsorship of us or our business by, any other companies.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
TPCO Holding Corp.
Interim condensed consolidated balance sheets
(Unaudited, in United States dollars)

As at	Note	September 30, 2021	December 31, 2020
Assets
Current
Cash		$206,677,145	$—
Restricted cash and cash equivalents		13,354,531	582,622,025
Accounts receivable	32	4,943,064	—
Other receivable	5	—	24,977,765
Inventory	6	33,671,677	—
Prepaid expenses		8,873,203	—
Current portion of notes receivable	7	7,370,563	—
Assets held for sale	16	2,615,440	—
Other current assets		4,502,933	—

Total current asset		282,008,556	607,599,790

Notes receivable	7	700,000	—
Investments at fair value through profit and loss	8	2,740,696	—
Investment in non-marketable securities	14	591,545	—
Security deposits		1,016,052	—
Prepaid expenses and other assets		43,484	81,333
Property and equipment	9	17,837,329	—
Right-of-use assets – operating	13	18,666,330	—
Right-of-use assets – finance	13	34,984,381	—
Goodwill and intangibles	10	211,322,718	—

Total assets		$569,911,091	$607,681,123

Liabilities
Current
Accounts payable and accrued liabilities	12	$37,199,408	$28,321,972
Consideration payable		5,555,778	—
Operating lease liability – current portion	13	1,931,212	—
Finance lease liability – current portion	13	5,091	—
Share repurchase liability	17	2,233,000	—
Cash settled share-based payments		4,433,771	—
Contingent consideration	32	9,765,114	—
Liabilities held for sale	16	2,359,887	—

Total current liabilities		63,483,261	28,321,972

Operating lease liabilities	13	18,197,829	—
Finance lease liabilities	13	36,770,703	—
Deferred tax liabilities	24	44,785,647	—

Total liabilities		163,237,440	28,321,972

Mezzanine equity
Class A Restricted Voting Shares, no par value; unlimited Class A restricted voting shares authorized, 57,500,000 issued and outstanding at December 31, 2020	18	—	582,622,025
Subscription receipts	18	—	25,087,000

Total mezzanine equity		—	607,709,025

Shareholders’ (deficit) equity
Class B shares, no par value; unlimited Class B shares authorized, nil issued and outstanding at September 30, 2021 and 15,218,750 December 31, 2020	20	—	—
Common shares, no par value, unlimited Common Shares authorized, 97,179,378 issued and outstanding at September 30, 2021 and nil at December 31, 2020	20	—	—
Additional paid in capital		949,105,497	(21,886,268)
Accumulated (deficit) equity		(542,431,846)	(6,463,606)

Total shareholders’ (deficit) equity		406,673,651	(28,349,874)

Total liabilities, mezzanine equity and shareholders’ (deficit) equity		$569,911,091	$607,681,123

Commitments and contingencies (Note 31)
Subsequent events (Note 35)
See accompanying notes to the interim condensed consolidated financial statements

TPCO Holding Corp.
Interim condensed consolidated statements of operations and comprehensive income (loss)
(Unaudited, in United States dollars)

		Three months ended		Nine months ended
	Note	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Sales, net of discounts	4(m)	$39,665,059	$—	$133,785,604	$—
Cost of sales		33,577,226	—	115,873,627	—

Gross profit		6,087,833	—	17,911,977	—

Impairment loss	16	570,300,047	—	645,199,154	—
Operating expenses	25	31,594,206	371,666	137,582,126	794,795

Loss from operations		(595,806,420)	(371,666)	(764,869,303)	(794,795)
Other income (expense)
Interest income		1,038,139	155,416	1,086,418	2,244,416
Interest expense	27	(1,133,341)	—	(3,728,576)	—
Gain on debt forgiveness	15	—	—	3,358,686	—
Loss on disposal of assets	26	(137,042)	—	(3,656,707)	—
Change in fair value of investments at fair value through profit or loss	8	(768,030)	—	(418,818)	—
Change in fair value of contingent consideration	32	38,178,321	—	220,997,087	—
Other income		123,946	—	2,748,843	—

		37,301,993	155,416	220,386,933	2,244,416

Income (loss) before income taxes		(558,504,427)	(216,250)	(544,482,370)	1,449,621
Income tax recovery (expense)	24	(2,845,623)	—	8,018,073	—

Net income ( loss ) and comprehensive I ncome ( loss )		$(561,350,050)	$(216,250)	$(536,464,297)	$1,449,621

Earnings (loss) per share
Basic and diluted	23	$(5.70)	$(0.00)	$(5.72)	$(0.05)
Weighted average number of common shares
Basic and diluted	23	98,421,935	15,218,750	93,802,606	15,218,750

See accompanying notes to the interim condensed consolidated financial statements

TPCO Holding Corp.
Interim condensed consolidated statements of changes in shareholders’ (deficit) equity
(Unaudited, in United States dollars)

		Number of
	Note	Common Shares	Warrants	Class B Shares	Shares to be Issued	Additional Paid in Capital	Accumulated Deficit	Total
Balance, December 31, 2019		—	35,837,500	15,218,750	—	$589,044	$—	$589,044
Net income		—	—	—	—		1,449,621	1,449,621
Adjustment to mezzanine equity	18	—	—	—	—	(794,795)	(1,449,621)	(2,244,416)

Balance September 30, 2020		—	35,837,500	15,218,750	—	(205,751)	—	(205,751)

Balance December 31, 2020		—	35,837,500	15,218,750	—	(21,886,268)	(6,463,606)	(28,349,874)
Conversion of Class B shares	20	14,655,547	—	(14,655,547)	—	—	—	—
Founders’ shares forfeited	20	—	—	(563,203)	—	(496,057)	496,057	—
Shares issued in a private placement	20	6,313,500	—	—	—	63,135,000	—	63,135,000
Conversion of Class A restricted voting shares	20	31,407,336	—	—	—	318,303,338	—	318,303,338
Shares issued for long-term strategic contracts	19, 20	2,376,425	—	—	—	25,000,000	—	25,000,000
Shares issued in a business acquisition	20	42,915,923	—	—	247,356	546,447,112	—	546,447,112
Shares issued to extinguish liabilities in a business acquisition	20	336,856	—	—	—	4,264,597	—	4,264,597
Shares to be issued reclassified from contingent consideration	32	24,584	—	—	309,284	1,957,045	—	1,957,045
Contingent shares to be issued in a business acquisition	3	—	—	—	187,380	2,372,231	—	2,372,231
Replacement options issued in a business acquisition	3	—	—	—	—	3,489,501	—	3,489,501
Share repurchase obligation	17	—	—	—	—	(7,055,250)	—	(7,055,250)
Shares repurchased under share repurchase agreements	17,20	(1,037,500)	—	—	—	—	—	—
Shares repurchased under NCIB	20	(157,600)	—	—	—	(603,165)	—	(603,165)
Shares issued for options exercised	22	3,313	—	—	—	12,972	—	12,972
Shares issued for RSUs vested	20,22	340,994	—	—	—	—	—	—
Tax settlements associated with RSUs	22	—	—	—	—	(972,741)	—	(972,741)
Modification of RSUs	22	—	—	—	—	3,451,365	—	3,451,365
Share-based compensation	22	—	—	—	—	11,685,817	—	11,685,817
Net income		—	—	—	—	—	(536,464,297)	(536,464,297)

Balance September 30, 2021		97,179,378	35,837,500	—	744,020	$949,105,497	$(542,431,846)	$406,673,651

See accompanying notes to the interim condensed consolidated financial statements

TPCO Holding Corp.
Interim condensed consolidated statements of cash flows
(Unaudited, in United States dollars)

		Nine months ended
	Note	September 30, 2021	September 30, 2020
Cash provided by (used in)
Operating activities
Net income		$(536,464,297)	$1,449,621
Adjustments for items not involving cash
Impairment loss	16	645,199,154	—
Interest income		(993,639)
Interest expense	27	3,728,576	—
Provision for bad debts	32	796,403	—
Loss on disposal of assets	26	3,656,707	—
Gain on debt forgiveness	15	(3,358,686)	—
Fair value change of investments at fair value through profit or loss	8	418,818	—
Non-cash portion of operating lease expense		(352,332)	—
Depreciation and amortization	25	18,825,226	—
Shares issued for long-term strategic contracts	19	25,000,000	—
Share-based compensation expense, net of withholding tax settlement	22	16,765,238	—
Non-cash marketing expense	19	3,803,030	—
Fair value change of contingent consideration	32	(220,997,087)	—
Deferred income tax recovery	24	(13,714,716)	—

Net changes in non-cash working capital items	28	(44,545,403)	794,795

Total operating activities		(102,233,008)	2,244,416

Financing activities
Proceeds from private placement	20	51,635,000	—
Redemption of Class A restricted voting shares		(264,318,686)	—
Proceeds from exercise of options	22	12,972	—
Repayment of consideration payable		(872,021)	—
Repayment of finance lease liabilities		(3,429,846)	—
Repurchase of shares		(4,454,571)	—
Repayment of line of credit		(1,000,000)	—

Total financing activities		(222,427,152)	—

Investing activities
Net cash paid in business combinations	3	(32,408,483)	—
Net cash paid in business combinations	11	(1,402,337)	—
Purchases of property and equipment	9	(8,725,860)	—
Advances for note receivable	7	(5,650,000)	—
Advances for investments at fair value through profit or loss	8	(1,000,000)	—
Proceeds from notes receivable	7	187,954	—
Proceeds from sale of net assets		11,068,537	—

Total investing activities		(37,930,189)	—

Net change in cash during the period		(362,590,349)	2,244,416
Cash, restricted cash and cash equivalents
Beginning of period		$582,622,025	$580,271,713

End of period		$220,031,676	$582,516,129

Cash		206,677,145	—
Restricted cash and cash equivalents		13,354,531	582,516,129

Cash, restricted cash and cash equivalents		$220,031,676	$582,516,129

Supplemental cash-flow information (Note 28)

See accompanying notes to the interim condensed consolidated financial statements

TPCO Holding Corp.
Notes to the interim condensed consolidated financial statements
(Unaudited, in United States dollars)
For the three and nine months ended September 30, 2021 and 2020

1. Nature of operations
TPCO Holding Corp. (formerly known as Subversive Capital Acquisition Corp.) (“TPCO” or the “Company”) was a special purpose acquisition corporation incorporated on June 17, 2019 under the laws of the Province of British Columbia for the purpose of effecting, directly or indirectly, an acquisition of one or more businesses or assets, by way of merger, amalgamation, arrangement, share exchange, asset acquisition, share purchase, reorganization, or any other similar business combinations involving the Company (a “Qualifying Transaction”). As more fully described in the notes to these interim condensed consolidated financial statements, the Company completed the Qualifying Transaction on January 15, 2021 and at which time the Company changed its name to TPCO Holding Corp.
The Company’s registered office is located at 595 Burrard Street, Suite 2600, P.O. Box 49314, Vancouver, BC, V7X 1L3, Canada, and the Company’s head office is located at 1550 Leigh Avenue, San Jose, California, 95125, United States of America. Commencing on the date of the Qualifying Transaction, the Company became vertically integrated as a cultivator, retailer and distributor of adult use cannabis products through the sale to retail, bulk and wholesale customers under the “Medical Marijuana Programs Act” and the proposition 64 “The Adult Use of Marijuana Act”.
The common shares of the Company are listed on the Aequitas NEO Exchange (“NEO”) and Over the Counter Market (“OTC”) under the trading symbols “GRAM.U” and “GRAMF”, respectively. The warrants of the Company are listed on the NEO under the trading symbol “GRAM.WT.U”.

2.	Basis of presentation
These interim condensed consolidated financial statements reflect the accounts of the Company and were prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information. Certain information and footnote disclosures normally included in the audited annual consolidated financial statements prepared in accordance with GAAP have been omitted or condensed. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended
December 31, 2020 in the Form 10.
These interim condensed consolidated financial statements are unaudited and reflect adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary to provide a fair statement of results for the interim periods in accordance with GAAP. The results reported in these interim condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for an entire fiscal year. The policies set out below are consistently applied to all periods presented, unless otherwise noted.
These interim condensed consolidated financial statements have been prepared on a going concern basis, which assumes that the Company will continue in operation for the foreseeable future and, accordingly, will be able to realize its assets and discharge its liabilities in the normal course of operations as they come due.
These interim condensed consolidated financial statements are presented in U.S. dollars, which is also the Company’s and its subsidiaries’ functional currency.
i) Basis of consolidation
These interim condensed consolidated financial statements include the accounts of the Company and all subsidiaries. Subsidiaries are entities in which the Company has a controlling voting interest or is the primary beneficiary of a variable interest entity. Subsidiaries are fully consolidated from the date control is transferred to the Company and are de-consolidated
from the date control ceases. All intercompany accounts and transactions have been eliminated on consolidation. The interim condensed consolidated financial statements include all the assets, liabilities, revenues, expenses and cash flows of the Company and its subsidiaries after eliminating intercompany balances and transactions.

TPCO Holding Corp.
Notes to the interim condensed consolidated financial statements
(Unaudited, in United States dollars)
For the three and nine months ended September 30, 2021 and 2020

2. Basis of presentation
(continued)

These interim condensed consolidated financial statements include the accounts of the Company and the following entities which are subsidiaries of the Company:

Subsidiaries	Jurisdiction of incorporation	Ownership interest September 30, 2021	Ownership interest December 31, 2020
TPCO US Holding LLC	California	100%	100%
Social Equity Ventures LLC	California	100%	—
CMG Partners, Inc.	California	100%	—
well. By Caliva LLC	California	100%	—
well. By Caliva Centers	California	100%	—
well. By Caliva e-commerce, LLC	California	100%	—
Live Zola, LLC	California	100%	—
NC3 Systems, Inc.	California	100%	—
NC4 Systems, Inc.	California	100%	—
NC5 Systems, Inc.	California	100%	—
NC6 Systems, Inc.	California	100%	—
Caliva CADECC1, LLC	California	100%	—
Caliva CARERC1, LLC	California	100%	—
Caliva CAMISJ2, Inc.	California	100%	—
OG California Branding, Inc.	California	100%	—
Caliva CAREDELA1, LLC	California	42%	—
G & C Staffing, LLC	California	100%	—
Fresh Options, LLC	California	100%	—
Alpha Staffing, LLC	California	100%	—
Caliva CAREWH1, LLC	California	100%	—
Caliva CARECE1, LLC	California	100%	—
Caliva CADESA1, LLC	California	100%	—
Caliva CADEEM1, LLC	California	100%	—
Caliva CAREST1, LLC	California	100%	—
Caliva MSA, LLC	California	100%	—
Coast L Acquisition Corp	California	100%	—
Left Coast Ventures, Inc.	Delaware	100%	—
Sturdivant Ventures, LLC	California	100%	—
LCV Holdings, HMB, LLC	California	100%	—
Rever Holdings, LLC	California	100%	—
Eko Holdings, LLC	California	100%	—
Lief Holdings, LLC	California	100%	—
LCV Holdings SISU 710, LLC	California	100%	—
SISU Extraction, LLC	California	100%	—
Fluid South, Inc.	California	100%	—
Capitol Cocoa, Inc.	California	100%	—
ii) Variable interest entities
A variable interest entity (“VIE”) is an entity that does not have sufficient equity at risk to finance its activities without additional subordinated financial support or is structured such that equity investors lack the ability to control the entity’s activities or do not substantially participate in the gains and losses of the entity. Upon inception of a contractual agreement, and thereafter, if a reconsideration event occurs, the Company performs an assessment to determine whether the arrangement contains a variable interest in an entity and whether that entity is a VIE. The primary beneficiary of a VIE is the party that has both the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. Where the Company concludes that it is the primary beneficiary of a VIE, the Company consolidates the accounts of that VIE.
iii) Use of estimates
The preparation of these interim condensed consolidated financial statements and accompanying notes in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ from those estimates.

TPCO Holding Corp.
Notes to the interim condensed consolidated financial statements
(Unaudited, in United States dollars)
For the three and nine months ended September 30, 2021 and 2020

2. Basis of presentation
(continued)

iv) Emerging growth company
The Company is an “Emerging Growth Company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it has taken advantage of certain exemptions from various reporting requirements that are not applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a Company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

3. Business combinations
Qualifying Transaction
On November 24, 2020, the Company announced that it had entered into definitive transaction agreements in respect of each of CMG Partners, Inc. (“Caliva”) (the “Caliva Agreement”) and Left Coast Ventures, Inc. (“LCV”) (the “LCV Agreement”) pursuant to which the Company would acquire all of the equity of Caliva and LCV. At the same time, the Company executed an agreement with Caliva, OG Enterprises Branding, Inc. (“OGE”), SC Branding, LLC and SC Vessel 1, LLC to acquire the remaining shareholdings of OGE and entered into a Brand Strategy Agreement with SC Branding, LLC.
Additionally, concurrently with the completion of the LCV acquisition, LCV acquired SISU Extraction LLC (“SISU”) in accordance with the Agreement and Plan of Merger between LCV and SISU, dated November 24, 2020.
The above transactions closed on January 15, 2021, and the acquisition of SC Vessel 1, LLC’s interest in OGE closed on January 19, 2021. These acquisitions constituted the Company’s Qualifying Transaction.
Each of the acquisitions is a business combination accounted for using the acquisition method in accordance with ASC 805
Business Combinations
.
Due to the complexity associated with the valuation process and short period of time between the acquisition date and the period end, the identification and measurement of the assets acquired, and liabilities assumed, as well as the measurement of consideration and contingent consideration is provisional and subject to adjustment on completion of the valuation process and analysis of resulting tax effects. Management will finalize the accounting for the acquisitions no later than one year from the date of the respective acquisition date and will reflect these adjustments in the reporting period in which the adjustments are determined as required by ASC 805. Differences between these provisional estimates and the final acquisition accounting may occur and these differences could have a material impact on the Company’s future financial position and results of operations.
Total acquisition-related transaction costs incurred by the Company in connection with the acquisitions was approximately $493,584 (December 31, 2020 - $6,316,683).

TPCO Holding Corp.
Notes to the interim condensed consolidated financial statements
(Unaudited, in United States dollars)
For the three and nine months ended September 30, 2021 and 2020

3. Business combinations
(continued)

A provisional estimate of the fair values of the assets to be acquired and the liabilities to be assumed by the Company in connection with the acquisitions is as follows (note the below numbers have been adjusted to take into consideration the measurement period adjustments disclosed at the end of this note):

	Caliva/OGE	LCV	SISU	Total
Total consideration transferred	$619,766,731	$120,651,941	$92,188,146	$832,606,818

Assets acquired
Cash, restricted cash and cash equivalents	11,164,957	3,022,262	976,906	15,164,125
Accounts receivable	2,006,699	1,090,811	1,022,532	4,120,042
Inventory	13,105,532	7,548,844	5,580,258	26,234,634
Prepaid expenses	2,678,356	164,750	82,701	2,925,807
Other current assets	3,110,481	2,051,188	—	5,161,669
Property and equipment	7,785,157	3,305,145	1,163,902	12,254,204
Intangible assets	187,600,000	28,520,000	46,200,000	262,320,000
Right of use assets	48,702,768	4,461,809	1,183,451	54,348,028
Investment in associate	—	6,500,000	—	6,500,000
Investment in non-marketable securities	591,545	—	—	591,545
Security deposits and other	869,238	137,051	34,175	1,040,464

Total assets acquired	277,614,733	56,801,860	56,243,925	390,660,518

Liabilities assumed
Accounts payable and accrued liabilities	27,330,222	14,817,802	8,242,144	50,390,168
Consideration payable	2,458,844	2,348,970	—	4,807,814
Loans payable	3,060,250	298,436	—	3,358,686
Line of credit	—	—	1,000,000	1,000,000
Deferred tax liability	41,771,987	6,383,639	9,698,111	57,853,737
Lease liabilities	49,746,261	4,461,809	1,183,451	55,391,521

Total liabilities assumed	124,367,564	28,310,656	20,123,706	172,801,926

Goodwill	$466,519,562	$92,160,737	$56,067,927	$614,748,226

Total consideration transferred is comprised of the following:

	Caliva/OGE	LCV	SISU	Total
Upfront consideration
Cash	$465,140	$177,970	$11,089,535	$11,732,645
Shares	408,178,567	57,529,825	63,581,153	529,289,545
Shares to be issued	1,567,549	5,897,750	9,692,268	17,157,567
Consideration payable	1,000	5,120	—	6,120
Contingent consideration (liability) – Trading price consideration	191,077,970	41,641,276	—	232,719,246
Contingent consideration (liability) – Other	—	—	—	—
Contingent consideration (equity)	2,372,231	—	—	2,372,231
Replacement options	3,489,501	—	—	3,489,501
Liabilities settled in cash as part of the Qualifying Transaction	12,614,773	15,400,000	7,825,190	35,839,963

Total consideration transferred	$619,766,731	$120,651,941	$92,188,146	$832,606,818

TPCO Holding Corp.
Notes to the interim condensed consolidated financial statements
(Unaudited, in United States dollars)
For the three and nine months ended September 30, 2021 and 2020

3. Business combinations
(continued)

Each of the acquisitions is subject to specific terms relating to satisfaction of the purchase price by the Company and incorporates payments in cash and shares as well as certain contingent consideration. Contingent consideration has been classified as either a financial liability or equity consistent with the principles in ASC 480
Distinguishing Liabilities from Equity
.
The table above summarizes the fair value of the consideration given and the fair values assigned to the assets acquired and liabilities assumed for each acquisition. Goodwill arose in these acquisitions because the cost of acquisition included a control premium. In addition, the consideration paid for the combination reflected the benefit of expected revenue growth and future market development. These benefits were not recognized separately from goodwill because they do not meet the recognition criteria for identifiable intangible assets.
The total consideration transferred for the acquisitions is summarized below:
Acquisition of Caliva and OGE
The acquisition of Caliva, including 50% interest in OGE, closed on January 15, 2021, and the acquisition of the additional 50% interest in OGE closed on January 19, 2021. However, the closing of the additional 50% interest in OGE was automatic and contingent
on the closing of Caliva. As a result, the Company gained control of both Caliva and OGE on January 15, 2021.
The acquisitions of Caliva and OGE are being accounted for as one transaction as the contracts were negotiated at the same time and in contemplation of one another in order to achieve the overall objective of obtaining control of both companies. The Company acquired all of the issued and outstanding equity interests of Caliva and OGE from the existing shareholders for up to 32,241,593 common shares of the Company and $466,140 of cash, with certain shareholders receiving cash at $10.00 per share in lieu of shares for regulatory purposes. In addition, the consideration transferred includes contingent consideration and replacement stock options, as outlined below. The share consideration was valued based on the share price on the date of acquisition, January 15, 2021. As at September 30, 2021, the Company is still in the process of settling the issuance of shares and cash and the estimated remaining number of shares to be issued is presented in equity, while the estimated remaining cash to be paid is presented as consideration payable.
The Company also issued the following contingent consideration:

a)
Trading price consideration
– The Caliva and OGE shareholders received a contingent right for up to 18,356,299 additional common shares (the “pool of common shares”) in the event the
20-day
volume weighted average trading price (“VWAP”) of the common shares reaches $13.00, $17.00 and $21.00 within three years of closing, with one-third
issuable upon the achievement of each price threshold, respectively. The pool of common shares is to be shared with Caliva option holders who were employees of Caliva at the time of the transaction (“Caliva employee option holders”). In order to receive their share of the contingent consideration, Caliva employee option holders must be employed by the Company at the time the contingent consideration is paid out. The portion of the pool of common shares that may be paid to Caliva employee option holders is being accounted for as employee share-based compensation and is being expensed over the estimated vesting period. The portion of the pool of common shares that may be paid to former Caliva and OGE shareholders is being accounted for as contingent consideration in the amount of $191,077,970 and is included in the consideration transferred above. Refer to Note 32 for further details.

b)
Earn-out
shares
– The Caliva shareholders received a contingent right for up to 3,929,327 additional common shares if the aggregate consolidated cash of the Company at closing, net of short-term indebtedness, was less than $225,000,000. As the consolidated cash at the time of closing was above this amount, no additional common shares will be issued, and no value has been attributed to this in the transaction.

c)
Other
– The Company is holding back 304,000 shares related to Paycheck Protection Program (“PPP”) loans. The Company could be required to issue a pro-rata
portion of the shares to the former shareholders of Caliva associated with any portion of the loans that are forgiven. The fair value associated with the contingent consideration at the transaction date is nil. Refer to Note 32 for further details.

d)
187,380 shares of TPCO have been placed into escrow and will be issued when subsidiaries of Caliva receive their licenses. This is presented as contingent shares to be issued in equity. If the licenses are not obtained, the shares will be issued to Caliva former shareholders, and therefore have been included as part of consideration.
Refer to Note 20 for further details.

TPCO Holding Corp.
Notes to the interim condensed consolidated financial statements
(Unaudited, in United States dollars)
For the three and nine months ended September 30, 2021 and 2020

3. Business combinations
(continued)

The Company issued replacement stock options to Caliva employee option holders as discussed in Note 22. The Company recognized $3,489,501 in consideration. This represents the fair value of the awards as at January 15, 2021 that relates to past service of those employees.
Lastly, as part of the
Qualifying
Transaction, certain liabilities of Caliva were extinguished. As a result, they have been included in consideration transferred and excluded from net assets acquired.
The goodwill acquired is associated with Caliva and OGE’s workforce and expected future growth potential and is not expected to be deductible for tax purposes.
Acquisition of LCV
The Company acquired all of the issued and outstanding equity interests of LCV from the existing shareholders of LCV for up to 4,544,220 common shares of the Company and $183,090 cash, with certain shareholders receiving cash at $10.00 per share in lieu of shares for regulatory purposes. The share consideration was valued based on the share price on the date of acquisition, January 15, 2021. As at September 30, 2021, the Company is still in the process of settling the issuance of shares and cash and the estimated remaining number of shares to be issued is presented in equity, while the estimated remaining cash to be paid is presented as consideration payable.
The Company also issued the following contingent consideration:

a)
Trading price consideration
– The LCV shareholders will have a contingent right for up to 3,856,955 additional common shares in the event the
20-day
VWAP of the common shares reaches $13.00, $17.00 and $21.00 within three years of closing, with one-third
issuable upon the achievement of each price threshold, respectively. The fair value of the contingent consideration on January 15
,
2021 was $41,641,276 and is included in consideration transferred above. Refer to Note 32 for further details.

b)
Other
– The Company is holding back 299,800 of shares that is contingent on the outcome of certain events. The Company could be required to issue a pro-rata
portion of the shares to the former shareholders of LCV associated with any portion of the liabilities that are forgiven or not required to be paid to tax authorities. The fair value associated with the contingent consideration at the transaction date is nil. Refer to Note 32 for further details.

Lastly, as part of the Qualifying Transaction, certain liabilities of LCV were extinguished. As a result, they have been included in consideration transferred and excluded from net assets acquired.
The goodwill acquired is associated with LCV’s workforce and expected future growth potential and is not expected to be deductible for tax purposes.
Acquisition of SISU
The Company acquired all of the issued and outstanding units of SISU from the existing members of SISU for 5,787,790 shares of the Company, of which 765,582 are shares to be issued, and $11,089,535 in cash. Shares to be issued represent a holdback related to general representations and warranties. The share consideration was valued based on the share price on the date of acquisition, January 15, 2021. The goodwill acquired is associated with SISU’s workforce and expected future growth potential and is expected to be fully deductible for tax purposes at the state level.
Lastly, as part of the Qualifying Transaction, certain liabilities of SISU were extinguished by issuance 336,856 common shares and cash. As a result, these have been included in consideration transferred and excluded from net assets acquired.

TPCO Holding Corp.
Notes to the interim condensed consolidated financial statements
(Unaudited, in United States dollars)
For the three and nine months ended September 30, 2021 and 2020

3. Business combinations
(continued)

Measurement period adjustments
The Company adjusted the provisional amounts recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of the acquisition date.
Caliva/OGE
During the three months ended September 30, 2021 the following adjustments were made to the provisional amounts:

•
An adjustment was made to decrease the replacement option consideration by $710,287, resulting in an equal decrease of goodwill. The decrease is as a result of new information regarding the outstanding replacement options for certain individuals.

•
An adjustment was made to decrease intangible assets by $86,300,000, due to new information regarding the fair value as at January 15, 2021. This resulted in a decrease to the deferred tax liability on initial recognition of $25,751,920 and a net increase to goodwill.

During the six months ende
d
 June 30, 2021 the following
adjustment was
made to the provisional amounts:

•	An adjustment was made to increase accounts payable and accrued liabilities by $1,050,000, resulting in an offsetting increase in goodwill.
LCV
During the three months ended September 30, 2021
the following adjustment was made to the provisional amounts:

•
An adjustment was made to decrease intangible assets by $36,320,000, due to new information regarding the fair value as at January 15, 2021. This resulted in a decrease to the deferred tax liability on initial recognition of $9,035,729 and a net increase to goodwill.

During the six months ended June 30, 2021 the following adjustment was made to the provisional amounts:

•	An adjustment was made to decrease accounts payable and accrued liabilities by $650,871, resulting in an offsetting decrease in goodwill.
SISU
During the three months ended September 30, 2021
the following adjustments were made to the provisional amounts:

•
An adjustment was made to decrease intangible assets by $39,140,000, due to new information regarding the fair value as at January 15, 2021. This resulted in a decrease to the deferred tax liability on initial recognition of $8,219,400 and a net increase to goodwill.

During the three months ended September 30, 2021, as a result of the adjustments to the provisional amounts discussed above
and updated useful lives
,
$3,227,788 of recovered
amortization,
$21,493,090
of recovered impairment on intangible assets and $44,235,784 of recovered impairment on goodwill has been recognized in the three months ended September 30, 2021.

4. Significant accounting policies
(a) Foreign currency transactions and translation
Foreign currency transactions are translated into the functional currency using exchange rates prevailing at the dates of the transactions. Foreign exchange gains and losses resulting from the settlement of such transactions and from the remeasurement of monetary items denominated in foreign currency at year-end
exchange rates are recognized in profit or loss.
(b) Cash
Cash is comprised of bank balances held in banks and cash held at the Company’s operating premises in California.

TPCO Holding Corp.
Notes to the interim condensed consolidated financial statements
(Unaudited, in United States dollars)
For the three and nine months ended September 30, 2021 and 2020

4. Significant accounting policies
(continued)

(c) Restricted cash and cash equivalents
The Company classifies restricted cash and cash equivalents outside of cash
and cash equivalents when it is legally ring-fenced for a specific purpose, and the Company is not able to direct the cash to be used in its operations. Restricted cash equivalents include highly liquid investments with maturities of less than three months. As at September 30, 2021, $11,504,000 of restricted
cash and cash equivalents was held in escrow (December 31, 2020 - $582,622,025).
(d) Accounts receivable and allowance for credit losses
Accounts receivable are stated at the amount management expects to collect from outstanding balances. The allowance for doubtful accounts is based on historical experience and management’s evaluation of outstanding receivables at the end of the period. Receivables are written off when deemed uncollectible.
(e) Inventories
Raw material inventory consists of dried cannabis either internally cultivated or acquired. Inventories of finished goods and packaging supplies are initially valued at cost, and subsequently at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less the estimated costs to sell. The Company reviews inventories for obsolete, redundant and slow-moving goods and any such inventories identified are written down to net realizable value. They also include manufacturing costs such as materials, labor and depreciation expense on equipment involved in processing, packaging, labelling and inspection to turn raw materials into finished goods. All direct and indirect costs related to inventory are capitalized as they are incurred, and they are subsequently recorded within cost of sales on the interim condensed consolidated statements of operations and comprehensive income at the time cannabis products are sold. The Company measures inventory cost using the first-in
first-out
method.
(f) Property and equipment
Property and equipment are recorded at cost less accumulated depreciation. Major additions and improvements are capitalized, while maintenance and repairs are expensed as incurred. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the respective accounts and any related gain or loss is recognized in the interim condensed consolidated statements of operations and comprehensive income.
Depreciation is calculated on a straight-line basis over the expected useful lives of the assets, which are as follows:

Leasehold improvements	Shorter of lease term or estimated useful life
Production equipment	1 - 7 years
Furniture and fixtures	2 - 7 years
Office equipment	2 - 7 years
Vehicles	3 - 7 years
Building	30 years
An asset’s residual value, useful life and depreciation method are reviewed at each financial year-end
and adjusted if appropriate. Depreciation of property and equipment commences when the asset is available for use.
Property and equipment acquired in a business combination is depreciated over the remaining useful life of the asset.
Gains and losses on disposal of an item of property and equipment are determined by comparing the proceeds from disposal with the carrying amount of the item and are recognized in profit or loss.
(g) Intangible assets
Intangible assets with finite lives are stated at the amount initially recognized less accumulated amortization and accumulated impairment losses. Intangible assets with finite life are amortized on a straight-line basis as follows:

Licenses	Greater of lease term or estimated useful life
Cultivation network	7 years
Brands	5 – 20 years
Customer relations	9 years
The estimated useful life and amortization method are reviewed at the end of each reporting period, with the effect of any changes in estimate being accounted for on a prospective basis.

TPCO Holding Corp.
Notes to the interim condensed consolidated financial statements
(Unaudited, in United States dollars)
For the three and nine months ended September 30, 2021 and 2020

4. Significant accounting policies
(continued)

(h) Goodwill
Goodwill represents the excess of the purchase price paid for the acquisition of an entity over the fair value of the net tangible and intangible assets acquired. Goodwill is either assigned to a specific reporting unit or allocated between reporting units based on a reasonable and supportable basis.
A reporting unit is an operating segment, or a business unit one level below that operating segment, for which discrete financial information is prepared and regularly reviewed by segment management. Goodwill is not subject to amortization and is tested annually for impairment, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. The Company reviews goodwill annually at fiscal year-end
or at interim periods if events or circumstances indicate the carrying value may not be recoverable.
The Company assesses the fair values of its intangible assets, and its reporting units for goodwill testing purposes, as necessary, using an income-based approach. Under the income-based approach, fair value is based on the present value of estimated future cash flows.
The Company’s operations began on January 15, 2021 when it closed its Qualifying Transaction. Refer to Note 16 for further details on the Company’s provisional allocation of goodwill to its reporting units.
The Company evaluates goodwill for impairment once a year or more often when an event occurs, or circumstances indicate the carrying value may not be recoverable. The Company may elect to first perform a qualitative assessment to determine whether it is more-likely-than-not
that the reporting unit’s fair value is less than its carrying value indicating the potential for goodwill impairment. If factors indicate this is the case, then a quantitative test is performed and an impairment is recorded for any excess carrying value above the reporting unit’s fair value, not to exceed the amount of goodwill.
(i) Business combinations
The Company accounts for business combinations using the acquisition method when it has obtained control. The Company measures goodwill as the fair value of the consideration transferred including the recognized amount of any non-controlling

interest, less the net recognized amount (fair value) of the identifiable assets acquired and liabilities assumed, all measured as at the acquisition date. The Company elects on a transaction-by-transaction

basis whether to measure

non-controlling

interest at its fair value, or at its proportionate share of the recognized amount of the identifiable net assets, at the acquisition date. Transaction costs, other than those associated with the issue of debt or equity securities, that the Company incurs in connection with a business combination are expensed as incurred.
Any contingent consideration is measured at fair value at the acquisition date. If the contingent consideration is classified as equity it is not remeasured. Otherwise, subsequent changes in the fair value of the contingent consideration is recognized in earnings.
When the initial accounting for a business combination has not been finalized by the end of the reporting period in which the transaction occurs, the Company reports provisional amounts. Provisional amounts are adjusted during the measurement period, which does not exceed one year from the acquisition date. These adjustments, or recognition of additional assets or liabilities, reflect new information obtained about facts and circumstances that existed at the acquisition date that, if known, would have affected the amounts recognized at that date
(j) Investments in
non-marketable
securities
Investments in equity securities of nonpublic entities without readily determinable fair values are carried at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.
(k) Impairment of long-lived assets
The Company reviews long-lived assets, including property and equipment and definite life intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In order to determine if assets have been impaired, assets are grouped and tested at the lowest level for which identifiable independent cash flows are available (“asset group”). When indicators of potential impairment are present the Company prepares a projected undiscounted cash flow analysis for the respective asset or asset group. If the sum of the undiscounted cash flow is less than the carrying value of the asset or asset group, an impairment loss is recognized equal to the excess of the carrying value over the fair value, if any. Fair value can be determined using a market approach, income approach or cost approach. Recognized impairment losses are not reversed.

TPCO Holding Corp.
Notes to the interim condensed consolidated financ
i
al statements
(Unaudited, in United States dollars)
For the three and nine months ended September 30, 2021 and 2020

4. Significant accounting policies
(continued)

(l) Share-based compensation
The Company has an equity incentive plan which includes issuances of incentive stock options, nonqualified stock options, share appreciation rights, restricted share units, deferred share units and performance share units. From time to time, the Company also enters into share-based compensation arrangements with non-employees.
The accounting for these arrangements is consistent with those of employees.
The Company measures equity settled share-based payments based on their fair value at the grant date and recognizes compensation expense on a graded basis over the vesting period. The amount recognized as an expense is net of estimated forfeitures, such that the amount ultimately recognized is based on the number of awards that ultimately vest.
Share-based payment awards that are subject to market-based performance conditions consider the market-based performance condition in the valuation on the grant date. Compensation cost is not adjusted if the market condition is not met, so long as the requisite service is provided. If the market condition is met prior to the end of the service period, the Company would immediately recognize any unrecognized compensation cost based on the grant date fair value.
For share-based payment awards that are subject to performance-based conditions, the Company records compensation expense over the estimated service period once the achievement of the performance-based milestone is considered probable. At each reporting date, the Company assesses whether achievement of a milestone is considered probable, and if so, records compensation expense based on the portion of the service period elapsed to date with respect to that milestone, with a cumulative catch-up,
net of estimated forfeitures. The Company will recognize remaining compensation expense with respect to a milestone, if any, over the remaining estimated service period.
The Company measures cash-settled share-based payments as liabilities at fair value. At each reporting date, obligations related to cash-settled share-based plans are re-measured
at fair value with reference to the fair value of the Company’s share price and the number of units that have been vested. The corresponding share-based compensation expense or recovery is recognized on a graded basis over the vesting period.
The fair value of the share-based payments granted is measured using the Black Scholes option pricing model, taking into account the terms and conditions upon which the share-based payments were granted.
For share-based compensation granted to
non-employees
the compensation expense is measured at the fair value of the good and services received except where the fair value cannot be estimated in which case it is measured at the fair value of the equity instruments granted. The fair value of share-based compensation to non-employees
is periodically
re-measured
until counterparty performance is complete, and any change therein is recognized over the period and in the same manner as if the Company had paid cash instead of paying with or using equity instruments.
(m) Revenue recognition
The Company earns revenue from the sale of cannabis to retail and wholesale customers. The Company has a diverse customer base across its wholesale and retail revenue streams in the state of California.
The Company recognizes revenue to depict the transfer of promised goods or services to the customer in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services.
In order to recognize revenue, the Company applies the following five (5) steps:
1) Identify the contract with a customer
2) Identify the performance obligation(s)
3) Determine the transaction price
4) Allocate the transaction price to the performance obligations(s)
5) Recognize revenue when/as performance obligations(s) are satisfied
Revenue from the sale of cannabis to retail and wholesale customers is recognized at a point in time when control over the goods has transferred to the customer. This corresponds with when the Company satisfies its performance obligation. Revenue is recorded net of any point of sale discounts provided to the customer. The Company’s revenues are principally derived from arrangements with fixed consideration. Variable consideration, if any, is not material.

TPCO Holding Corp.
Notes to the interim condensed consolidated financial statements
(Unaudited, in United States dollars)
For the three and nine months ended September 30, 2021 and 2020

4. Significant accounting policies
(continued)

(m) Revenue recognition
(continued)

Revenue earned from providing merchandising services is recognized each month as the Company satisfies its performance obligations.
Revenue earned from providing distribution services is recognized at a point in time when the distribution process is complete and control over the goods has transferred to the end customer. In transactions where the Company acts as the principal the transaction revenue is presented gross.
The majority of the Company’s revenue is cash at point of sale. Payment is due upon transferring the goods or providing services to the customer or within a specified time period permitted under the Company’s credit policy. In those cases where the Company provides goods or services on credit, the Company considers whether or not collection is probable in determining if a contract exists under ASC 606
Revenue from Contracts with Customers
. Costs associated with goods or services are expensed in the year performance obligations are satisfied.
The Company has a customer loyalty program whereby customers are awarded points with online delivery purchases. Once a customer achieves a certain point level, the accumulated points can be used to pay for the purchase of product. Points expire after 6 months of no activity in a customer’s account.
Unredeemed awards are recorded as deferred revenue. At the time customers redeem points, the redemption is recorded as an increase to revenue.
The Company’s Return Policy conforms to the Medicinal and
Adult-Use
Cannabis Regulation and Safety Act (“MAUCRSA”), which was signed into law in September 2017 and creates the general framework for the regulation of commercial medicinal and adult-use
cannabis in California. The Company determined that no provision for returns or refunds was necessary as at September 30, 2021.
Sales of products are for cash or otherwise agreed-upon credit terms. The Company’s payment terms vary by customer; however, the time period between when revenue is recognized and when payment is due is not significant. The Company estimates and reserves for its bad debt exposure based on its experience with past due accounts and collectability, write-off
history, the aging of accounts receivable and an analysis of customer data.
The following table represents the Company’s disaggregated revenue by sales channel for the periods ended September 30, 2021:

	Three months ended September 30, 2021	Nine months ended September 30, 2021
Direct to consumer	$12,793,900	$34,372,371
Wholesale	26,871,159	99,413,233

	$39,665,059	$133,785,604

(n) Leases
The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-
of-
use (“ROU”) assets and accrued obligations under operating lease (current and non-current)
in the balance sheets. Finance lease ROU assets are included in finance ROU assets and accrued obligations under finance lease (current and non-current)
in the balance sheets.
ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets are classified as a finance lease or an operating lease. A finance lease is a lease in which 1) ownership of the property transfers to the lessee by the end of the lease term; 2) the lease grants the lessee an option to purchase the underlying asset that the lessee is reasonably certain to exercise; 3) the lease is for a major part of the remaining economic life of the underlying asset; 4) the present value of the sum of the lease payments and any residual value guaranteed by the lessee that is not already included in the lease payments equals or exceeds substantially all of the fair value; or 5) the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. The Company classifies a lease as an operating lease when it does not meet any one of these criteria.

TPCO Holding Corp.
Notes to the interim condensed consolidated financial statements
(Unaudited, in United States dollars)
For the three and nine months ended September 30, 2021 and 2020

4. Significant accounting policies
(continued)

(n) Leases
(continued)

ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the incremental borrowing rate is used based on the information available at commencement date in determining the present value of lease payments. The Company uses the implicit rate when readily determinable. The ROU assets also include any lease payments made and excludes lease incentives. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.
For finance leases, lease expenses are the sum of interest on the lease obligations and amortization of the ROU assets. ROU assets are amortized based on the lesser of the lease term and the useful life of the leased asset according to the property and equipment accounting policy. If ownership of the ROU assets transfers to the Company at the end of the lease term or if the Company is reasonably certain to exercise a purchase option, amortization is calculated using the estimated useful life of the leased asset, according to the property and equipment accounting policy. For operating leases, the lease expenses are generally recognized on a straight-line basis over the lease term and recorded to general and administrative expenses in the statements of net loss and comprehensive loss.
The Company has elected to apply the practical expedient in ASC 842
Leases
, for each class of underlying asset, except real estate leases, to not separate non-lease
components from the associated lease components of the lessee’s contract and account for both components as a single lease component. Additionally, for certain equipment leases, the Company applies a portfolio approach to effectively account for the operating lease ROU assets and liabilities.
The Company has elected not to recognize ROU assets and lease liabilities for short-term leases that have a lease term of 12 months or less that do not include an option to purchase the underlying asset that the Company is reasonably certain to exercise. Short-term leases include real estate and vehicles and are not significant in comparison to the Company’s overall lease portfolio. The Company continues to recognize the lease payments associated with these leases as expenses on a straight-line basis over the lease term.
(o) Income taxes
Income taxes are comprised of current and deferred taxes. These taxes are accounted for using the liability method. Current tax is recognized in connection with income for tax purposes, unrealized tax benefits and the recovery of tax paid in a prior period and measured using the enacted tax rates and laws applicable to the taxation period during which the income for tax purposes arose. Deferred tax is recognized on the difference between the carrying amount of an asset or a liability, as reflected in the financial statements, and the corresponding tax base, used in the computation of income for tax purposes (“temporary difference”) and measured using the enacted tax rates and laws as at the balance sheet date that are expected to apply to the income that the Company expects to arise for tax purposes in the period during which the difference is expected to reverse. Management assesses the likelihood that a deferred tax asset will be realized, and a valuation allowance is provided to the extent that it is more likely than not that all or a portion of a deferred tax asset will not be realized. The determination of both current and deferred taxes reflects the Company’s interpretation of the relevant tax rules and judgement.
An unrealized tax benefit may arise in connection with a period that has not yet been reviewed by the relevant tax authority. A change in the recognition or measurement of an unrealized tax benefit is reflected in the period during which the change occurs.
Income taxes are recognized in the consolidated statement of operations and comprehensive income, except when they relate to an item that is recognized in other comprehensive income (loss) or directly in equity, in which case, the taxes are also recognized in other comprehensive income (loss) or directly in equity respectively. Where income taxes arise from the initial accounting for a business combination, these are included in the accounting for the business combination.
Interest and penalties in respect of income taxes are not recognized in the consolidated statement of operations and comprehensive income as a component of income taxes but as a component of interest expense.

TPCO Holding Corp.
Notes to the interim condensed consolidated financial statements
(Unaudited, in United States dollars)
For the three and nine months ended September 30, 2021 and 2020

4. Significant accounting policies
(continued)

(o) Income taxes
(continued)

As the Company operates in the cannabis industry, it is subject to the limits of U.S. Internal Revenue Code (“U.S. IRC”) Section 280E (“Section 280E”) under which the Company is only allowed to deduct expenses directly related to the cost of producing the products or cost of production.
The Company recognizes uncertain income tax positions at the largest amount that is
more-likely-than-not
to be sustained upon examination by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Recognition or measurement is reflected in the period in which the likelihood changes. Any interest and penalties related to unrecognized tax liabilities are presented within income tax expense (recovery) in the consolidated statements of operations and comprehensive income.
(p) Research and development
Research and development costs are expensed as incurred. Research and development expenses was approximately $4,552 and $30,743 for the three and nine months ended September 30, 2021, respectively (nil – September 30, 2020).
(q) Advertising
The Company expenses advertising costs when the advertising first takes place. Advertising expense was approximately $2,893,031
 and
$36,809,097 for the three and nine months ended September 30, 2021, respectively (nil – September 30, 2020).
(r) Fair value
Fair value is the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. Fair value measurement for invested assets are categorized into levels within a fair value hierarchy based on the nature of the valuation inputs (Levels 1, 2 or 3). The three levels are defined based on the observability of significant inputs to the measurement, as follows:

•	Level 1: quoted prices (unadjusted) in active markets for identical assets or liabilities;

•	Level 2: inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; and

•	Level 3: one or more significant inputs used in a valuation technique are unobservable in determining fair values of the asset or liability.
Determination of fair value and the resulting hierarchy requires the use of observable market data whenever available. The classification of an asset or liability in the hierarchy is based upon the lowest level of input that is significant to the measurement of fair value.
The carrying value of the Company’s cash, restricted cash and cash equivalents, accounts receivable, notes receivable, other receivables, security deposits, accounts payable and accrued expenses and consideration payable approximate their fair value due to their short-term nature.
Contingent consideration, investments at fair value through profit or loss and share repurchase liabilities are measured at fair value on a recurring basis.
(s) Cost of sales
Cost of sales represents costs directly related to manufacturing and distribution of the Company’s products. Primary costs include raw materials, packaging, direct labor, overhead, shipping and handling, the depreciation of manufacturing equipment and production facilities, and cultivation taxes and tariffs. Manufacturing overhead and related expenses include salaries, wages, employee benefits, utilities, maintenance and property taxes. Cost of sales also includes inventory valuation adjustments. The Company recognizes the cost of sales as the associated revenues are recognized.

TPCO Holding Corp.
Notes to the interim condensed consolidated financial statements
(Unaudited, in United States dollars)
For the three and nine months ended September 30, 2021 and 2020

4. Significant accounting policies
(continued)

(t) Earnings (loss) per share
Basic earnings per share (“Basic EPS”) is calculated by dividing the net earnings available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share (“Diluted EPS”) is calculated using the treasury method of calculating the weighted average number of common shares outstanding. The treasury method assumes that outstanding stock options with an average exercise price below the market price of the underlying shares are exercised and the assumed proceeds are used to repurchase common shares of the Company at the average price of the common shares for the period.
(u) Operating segments
Operating segments are components of the Company that engage in business activities which generate revenues and incur expenses (including intercompany revenues and expenses related to transactions conducted with other components of the Company). The operations of an operating segment are distinct, and the operating results are regularly reviewed by the CODM for the purposes of resource allocation decisions and assessing its performance.
The Company’s operations began on January 15, 2021 when it closed its Qualifying Transaction (see Note 3). As the Company has been operating for less than nine months, the Chief Operating Decision Maker (“CODM”) is still in the process of determining the information that will be reviewed on a regular basis in order to make resource allocation decisions. As a result, the Company currently has one segment.
(v) Assets classified as held for sale
Assets are classified as held for sale when the Company commits to a plan to sell the asset, the asset is available for immediate sale in its present condition and an active program to locate a buyer at a reasonable price has been initiated. The sale of these assets is generally expected to be completed within one year. Once it has been determined that assets meet the criteria to be classified
as held for sale, and prior to classifying as such, the Company considers whether the assets are impaired and recognizes any impairment. Assets classified as held for sale are not depreciated. However, interest attributable to the liabilities associated with assets classified as held for sale and other related expenses are recorded as expenses in the Company’s interim condensed consolidated statements of operations and comprehensive income.
(w) Critical accounting estimates and judgements
The preparation of interim condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make judgements, estimates and assumptions about future events that affect the amounts reported in the interim condensed consolidated financial statements. Although these estimates are based on management’s best knowledge of the amount, event or actions, actual results may differ from those estimates. Estimates and judgements are continuously evaluated and are based on management’s experience and other factors, including expectations of future events that management considers to be reasonable.
Revisions to accounting estimates are recognized in the period in which the estimates are revised and in any future periods affected.
Variable interest entities
The Company assesses all variable interests in entities and uses judgement when determining if the Company is the primary beneficiary. Other qualitative factors that are considered include decision-making responsibilities, the VIE capital structure, risk and rewards sharing, contractual agreements with the VIE, voting rights and the level of involvement of other parties.
Business combinations
In determining the fair value of net identifiable assets acquired in a business combination, including any acquisition-related contingent consideration, estimates including market based and appraisal values are used. One of the most significant areas of judgement and estimation relates to the determination of the fair value of these assets and liabilities, including the fair value of contingent consideration, if applicable. If any intangible assets are identified, depending on the type of intangible asset and the complexity of determining its fair value, an independent external valuation expert may develop the fair value, using appropriate valuation techniques, which are generally based on a forecast of the total expected future net cash flows. These valuations are linked closely to the assumptions made by management regarding the future performance of the assets concerned and any changes in the discount rate applied. In addition, determining whether amounts should be included as part of consideration requires judgement.

TPCO Holding Corp.
Notes to the interim condensed consolidated financial statements
(Unaudited, in United States dollars)
For the three and nine months ended September 30, 2021 and 2020

4. Significant accounting policies
(continued)

(w) Critical accounting estimates and judgements
(continued)

Leases
The Company applies judgement in determining whether a

contract contains a lease and whether a lease is classified as an operating lease or a finance lease. The Company determines the lease term as the non-cancellable

term of the lease, which may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. The lease term is used in determining classification between operating lease and finance lease, calculating the lease liability and determining the incremental borrowing rate.
The Company has several lease contracts that include extension and termination options. The Company applies judgement in evaluating whether it is reasonably certain to exercise the option to renew or terminate the lease. That is, it considers all relevant factors that create an economic incentive for it to exercise either the renewal or termination. After the commencement date of the lease, the Company reassesses the lease term if there is a significant event or change in circumstances that is within its control and affects its ability to exercise or not to exercise the option to renew or to terminate (e.g., construction of significant leasehold improvements or significant customization to the leased asset).
The Company also applies judgement in allocating the consideration in a contract between lease and non-lease
components. It considers whether the Company can benefit from the right-of-use
asset either on its own or together with other resources and whether the asset is highly dependent on or highly interrelated with another right-of-use
asset.
The Company is required to discount lease payments using the rate implicit in the lease if that rate is readily available. If that rate cannot be readily determined, the lessee is required to use its incremental borrowing rate. The Company generally uses the incremental borrowing rate when initially recording real estate leases. Information from the lessor regarding the fair value of underlying assets and initial direct costs incurred by the lessor related to the leased assets is not available. The Company determines the incremental borrowing rate as the interest rate the Company would pay to borrow over a similar term the funds necessary to obtain an asset of a similar value to the right-of-use
asset in a similar economic environment.
Share-based compensation
In determining the fair value of share-based payments, the Company makes assumptions, such as the expected life of the award, the volatility of the Company’s share price, the risk-free interest rate, and the rate of forfeitures. Refer to Note 22 for further information.
Goodwill
Goodwill is tested for impairment annually and whenever events or changes in circumstances indicate that the carrying amount of goodwill may have been impaired. In order to determine that the value of goodwill may have been impaired, the Company performs a qualitative assessment to determine whether it is more-likely-than-not

that the reporting unit’s fair value is less than its carrying value, indicating the potential for goodwill impairment. A number of factors, including historical results, business plans, forecasts and market data are used to determine the fair value of the reporting unit. Changes in the conditions for these judgements and estimates can significantly affect the assessed value of goodwill. Refer to Note 10 for further information.
Long-lived assets
Depreciation and amortization of property and equipment,
right-of-use
assets and intangible assets are dependent upon estimates of useful lives, which are determined through the exercise of judgement. The assessment of any impairment of these assets is dependent upon estimates of recoverable amounts that consider factors such as economic and market conditions and the useful lives of assets.
The Company uses judgement in: (i) assessing whether there are impairment triggers affecting long-lived assets, (ii) determining the asset groups and (iii) determining the recoverable amount and if necessary, estimating the fair value. Refer to Notes 9, 10 and 13 for further information.
Fair value measurement
The Company uses valuation techniques to determine the fair value of financial instruments (where active market quotes are not available) and non-financial
assets. This involves developing estimates and assumptions consistent with how market participants would price the instrument. The Company bases its assumptions on observable data as far as possible, but this is not always available. In that case, the Company uses the best information available. Estimated fair values may vary from the actual prices that would be achieved in an arm’s length transaction at the reporting date. Refer to Note 32 for further information on recurring fair value measurements.

TPCO Holding Corp.
Notes to the interim condensed consolidated financial statements
(Unaudited, in United States dollars)
For the three and nine months ended September 30, 2021 and 2020

4. Significant accounting policies
(continued)

(w) Critical accounting estimates and judgements
(continued)

Deferred tax assets and uncertain tax positions
The Company recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the respective tax bases of its assets and liabilities. The Company measures deferred tax assets and liabilities using current enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse. The Company routinely evaluates the likelihood of realizing the benefit of its deferred tax assets and may record a valuation allowance if, based on all available evidence, it determines that some portion of the tax benefit will not be realized.
In evaluating the ability to recover deferred tax assets within the jurisdiction from which they arise, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning
strategies and results of operations. In projecting future taxable income, the Company considers historical results and incorporates assumptions about the amount of future state, federal and foreign pretax operating income adjusted for items that do not have tax consequences. The Company’s assumptions regarding future taxable income are consistent with the plans and estimates that are used to manage its underlying businesses. In evaluating the objective evidence that historical results provide, the Company considers three years of cumulative operating income/(loss). The income tax expense, deferred tax assets and liabilities and liabilities for unrecognized tax benefits reflect the Company’s best assessment of estimated current and future taxes to be paid. Deferred tax asset valuation allowances and liabilities for unrecognized tax benefits require significant judgement regarding applicable statutes and their related interpretation, the status of various income tax audits and the Company’s particular facts and circumstances. Although the Company believes that the judgements and estimates discussed herein are reasonable, actual results, including forecasted
COVID-19
business recovery, could differ, and the Company may be exposed to losses or gains that could be material. To the extent the Company prevails in matters for which a liability has been established or is required to pay amounts in excess of the established liability, the effective income tax rate in a given financial statement period could be materially affected.
Principal versus agent
The Company enters into certain transactions with suppliers whereby the Company obtains title immediately after quality testing. The Company has applied judgement in assessing whether the Company is acting as an agent or a principal in the transaction with the customer.
In management’s judgement, the Company is acting as the principal in these transactions. In applying its judgement, management has considered that the Company takes control (and title) to the product prior to sale to the end customer. In assessing the indicators that are laid out in ASC 606
,
management has considered the following:

•
From the customer’s perspective, the only party they interact with is the Company. The customer does not know the origin of the product and there is no brand recognition associated with the product (i.e., the products do not carry a brand name, and instead the labels only carry information with respect to the contents of the package).

•
If the customer returns the product, the Company will decide whether to take the product back and refund the customer, and the Company will have no right to compensation from the supplier. As a result, the Company has back-end
inventory risk.

•	The Company has discretion in setting prices and in many cases the supplier does not know the amount the Company sold the products for.
(x) Accounting standards adopted
Disclosure framework – fair value measurement
In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) ASU
2018-13,
Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (ASC 820) (“ASC
2018-13”).
ASU
2018-13
removes (a) the prior requirement to disclose the amount and reason for transfers between Level 1 and Level 2 of the fair value hierarchy contained in ASC 820, (b) the policy for timing of transfers between levels, and (c) the valuation process used for Level 3 fair value measurements. ASU
2018-13
also adds, among other items, a requirement to disclose the range and weighted average of significant unobservable inputs used in Level 3 fair value measurements. The Company adopted ASU
2018-13
effective January 1, 2020 and such adoption did not have a material effect on its financial statements.

TPCO Holding Corp.
Notes to the interim condensed consolidated financial statements
(Unaudited, in United States dollars)
For the three and nine months ended September 30, 2021 and 2020

4. Significant accounting policies
(continued)

(x) Accounting standards adopted
(continued)

Leases
The FASB issued ASU
2016-02
Leases (ASC 842) (“ASC
2016-02”)
which modifies the

classification criteria and requires lessees to recognize
right-of-use
assets and lease liabilities arising from most leases on the balance sheet with additional disclosures about leasing arrangements. The effective date was subsequently amended by ASU
2021-05
for
non-public
business entities to be effective for fiscal years beginning after December 31, 2021, with earlier application permitted.
The Company had no leases until it acquired subsidiaries in the business combination discussed in Note 3. As a result, the Company elected to early adopt ASC 842
Leases
in accordance with the transition provisions of ASU
2016-02,
with a date of initial application of January 1, 2021. There was no impact on its financial statements.
Income taxes
In December 2019, the FASB issued ASU
2019-12,
Income Taxes - Simplifying the Accounting for Income Taxes (ASC 740) (“ASU
2019-12”),
which is intended to simplify various aspects related to accounting for income taxes. ASU
2019-12
removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The standard is effective for non-public
business entities for annual reporting periods beginning after December 15, 2021, with early adoption permitted for periods for which financial statements have not yet been made available for issuance. The Company elected to early adopt ASU
2019-12
effective January 1, 2021, in accordance with its transition provisions. The adoption did not have a material effect on its financial statements.
Investments
In January 2020, the FASB issued ASU
2020-01,
Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) (“ASU
2020-01”),
which is intended to clarify the interaction of the accounting for equity securities under Topic 321 and investments accounted for under the equity method of accounting in Topic 323 and the accounting for certain forward contracts and purchased options accounted for under Topic 815. ASU
2020-01
is effective for the
non-public
business entities for fiscal years beginning after December 15, 2021, with early adoption permitted for periods for which financial statements have not yet been made available for issuance. The Company elected to early adopt ASU
2020-01
effective January 1, 2021, in accordance with its transition provisions. The adoption did not have a material effect on its financial statements.
(y) Accounting standards issued but not yet effective
Debt with conversion options and other options
In August 2020, the FASB issued ASU
2020-06,
Debt—Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU
2020-06”),
which is intended to address issues identified as a result of the complexity associated with applying generally accepted accounting principles (GAAP) for certain financial instruments with characteristics of liabilities and equity. ASU
2020-06
is effective for the Company beginning January 1, 2022. The Company is currently evaluating the effect of adopting this ASU.
Allowance for credit losses
In September 2016, the FASB issued
ASU
2016-13,
Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This guidance was subsequently amended by ASU
2018-19,
Codification Improvements, ASU 2019-04, Codification Improvements, ASU
2019-05,
Targeted Transition Relief, ASU
2019-10,
Effective Dates, and ASU
2019-11,
Codification Improvements. These ASUs are effective for Smaller Reporting Companies for fiscal years beginning after December 15, 2022, including interim periods therein. The Company is currently evaluating the effect of adopting this ASU.
Business combinations
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805)–Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). The amendments in this update require contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with Topic 606, Revenue from Contracts with Customers, as if it had originated the contracts. Under the current business combinations guidance, such assets and liabilities are recognized by the acquirer at fair value on the acquisition date. These ASUs are effective for Smaller Reporting Companies for fiscal years beginning after December 15, 2023, including interim periods therein. The Company is currently evaluating the effect of adopting this ASU.

5. Other receivable
Other receivable is comprised of a cash account held by the Subversive Capital Sponsor LLC (the “Sponsor”) for the benefit of the Company. During the nine months ended September 30, 2021, the private placement closed, and the cash account held by the Sponsor was transferred to the Company.

TPCO Holding Corp.
Notes to the interim condensed consolidated financial statements
(Unaudited, in United States dollars)
For the three and nine months ended September 30, 2021 and 2020

6. Inventory

September 30, 2021
Packaging supplies	$19,269
Biological assets	1,203,531
Raw materials	7,065,136
Work in progress	4,478,045
Finished goods	20,905,696

$33,671,677

During the three and nine months ended September 30, 2021, the Company recorded a write-down of $nil and $1,227,669
, respectively,
on inventory with an initial cost of $1,997,612. The write-down related to purchased bulk flower inventory for which the selling price decreased during the period and is included in cost of sales.

7. Notes receivable
Notes receivable is comprised of the following:

	September 30, 2021	December 31, 2020

Soma Rosa (i)	$5,650,000	$—
Promissory note receivable (ii)	720,563	—
Other receivable (iii)	1,700,000	—

Total notes receivable	8,070,563	—
Less: current portion of note receivable	(7,370,563)	—

Long term portion of note receivable	$700,000	$—

(i)
In May 2021, the Company entered into a series of arrangements to obtain the rights to four acres of land that is licensed for outdoor grow (“Mosaic.Ag”). The purchase price for Mosaic.Ag is $6,000,000 in cash (subject to holdbacks), shares with an estimated value of $2,500,000 to be issued when the transaction closes and up to 1,309,263 shares subject to earnouts. The upfront payment of $5,650,000, net of holdbacks of $350,000, is secured by a non-interest-bearing
promissory note. The holdback amount will be paid on the first anniversary of the closing of the transaction. The closing of the transaction is dependent on the satisfaction of various conditions, which have not been met to date. In the event that the transaction does not close, the promissory note will be repaid to the Company. The outstanding balance of this note matures and is due and payable in full on the earlier of June 1, 2022 or five business days after the termination of the transaction.

The Company also entered into a cultivation and supply agreement with Mosaic.Ag to cultivate cannabis on its behalf for a period of three years, with the option to extend for two additional one-year
terms under the same contractual terms.
As part of the agreement, the
Company has a minimum purchase commitment of 12,000
 poun
ds
 per growing period of conforming cannabis as defined in the cultivation and supply agreement, equal to approximately $3,500,000.

(ii)
During the nine months ended September 30, 2021, the Company disposed of its non-THC
business. As part of the proceeds received, the Company entered into a promissory note. The note is unsecured, bearing interest at 2% per annum and payable in 5 equal quarterly instalments beginning on July 31, 2021. During the three months ended September 30, 2021, the Company received $187,954 representing the first payment.

(iii)
During the nine months ended September 30, 2021, the Company was successful in a legal matter and agreed to a settlement of $2,200,000, of which $500,000 was received prior to September 30, 2021. The remaining settlement is to be received in full by
December 2022 based on an agreed upon payment schedule.

TPCO Holding Corp.
Notes to the interim condensed consolidated financial statements
(Unaudited, in United States dollars)
For the three and nine months ended September 30, 2021 and 2020

8. Investments at fair value through profit or loss

	Level 1	Level 2	Level 3	Total

Balance, January 1, 2021	$—	$—	$—	$—
Acquired in the period	2,159,514	—	900,000	3,059,514
Change in fair value	339,234	—	9,978	349,212

Balance, June 30, 2021	$2,498,748	$—	$909,978	$3,408,726
Acquired in the period	—	—	100,000	100,000
Change in fair value	(786,030)	—	18,000	(768,030)

Balance, September 30, 2021	$1,712,718	$—	$1,027,978	$2,740,696

Level 1 – Refer to Note 26 for further details.
Level 3 – The Company determines the fair value of level 3 investments based on an appropriate equity pricing model that takes into account the investee’s dividends policy and its historical and expected future performance based on an appropriate growth factor for a similar listed entity and a risk adjusted discount rate.

TPCO Holding Corp.
Notes to the interim condensed consolidated financial statements
(Unaudited, in United States dollars)
For the three and nine months ended September 30, 2021 and 2020

9. Property and equipment

	Leasehold improvements	Production equipment	Furniture and fixtures	Vehicles	Office equipment	Building	Total
Gross carrying amount
Balance, December 31, 2020	$—	$—	$—	$—	$—	$—	$—
Acquired in a business combination (Note 3)	7,776,866	3,053,047	436,963	372,774	614,554	—	12,254,204
Acquired in a business combination (Note 11)	16,033	—	—	—	—	—	16,033
Additions	1,360,421	312,130	119,227	198,410	186,183	6,549,489	8,725,860
Disposals	(327,699)	(350,479)	(52,895)	—	(31,509)	—	(762,582)

Balance, September 30, 2021	$8,825,621	$3,014,698	$503,295	$571,184	$769,228	$6,549,489	$20,233,515

Depreciation
Balance, December 31, 2020	$—	$—	$—	$—	$—	$—	$—
Additions	1,169,976	961,702	154,207	74,124	126,278	21,833	2,508,120
Disposals	(19,934)	(91,350)	(650)	—	—	—	(111,934)

Balance, September 30, 2021	$1,150,042	$870,352	$153,557	$74,124	$126,278	$21,833	$2,396,186

Carrying amount December 31, 2020	$—	$—	$—	$—	$—	—	$—

Carrying amount September 30, 2021	$7,675,579	$2,144,346	$349,738	$497,060	$642,950	$6,527,656	$17,837,329

As at September 30, 2021, the Company has leasehold improvements of $260,745 in progress which are not available for use and therefore not depreciated.

TPCO Holding Corp.
Notes to the interim condensed consolidated financial statements
(Unaudited, in United States dollars)
For the three and nine months ended September 30, 2021 and 2020

10. Goodwill and intangibles

	Goodwill	License	Cultivation Network	Brand	Customer Relationship	Total
Gross carrying amount
Balance, December 31, 2020	$—	$—	$—	$—	$—	$—
Acquired in a business combination (Note 3)	614,748,226	145,240,000	5,020,000	109,140,000	2,920,000	877,068,226
Acquired in a business combination (Note 11)	1,135,040	1,640,000	—	950,000	—	3,725,040
Provisional impairment prior to transfer to assets held for sale (Note 16)	(52,796,616)	(16,460,000)	—	(5,233,771)	—	(74,490,387)
(Impairment) recovery of provisional impairment	(561,951,608)	(17,785,910)		9,510,000	—	(570,227,518)
Transferred to assets held for sale (Note 16)	—	(400,000)	—			(400,000)
Disposals	—	(250,000)	—	(8,756,229)	—	(9,006,229)

Balance, September 30, 2021	$1,135,042	$111,984,090	$5,020,000	$105,610,000	$2,920,000	$226,669,132

Amortization
Balance, December 31, 2020	$—	$—	$—	$—	$—	$—
Additions	—	11,465,353	507,976	3,757,930	229,842	15,961,101
Pro visional impa irment prior to transfer to assets held for sale (Note 16)	—	(614,687)	—			(614,687)

Balance, September 30, 2021	$—	$10,850,666	$507,976	$3,757,930	$229,842	$15,346,414

Carrying amount December 31, 2020	$—	$—	$—	$—	$—	$—

Carrying amount September 30, 2021	$1,135,042	$101,133,424	$4,512,024	$101,852,070	$2,690,158	$211,322,718

Amortization expense for the three and nine months ended September 30, 2021 was $2,378,999 and $15,961,101, respectively ($nil for the three and nine months ended September 30, 2020)
.
The following table outlines the estimated future annual amortization expense related to intangible assets as of September 30, 2021:

Estimated Amortization
2021	$18,478,118
2022	16,749,785
2023	16,038,118
2024	15,978,708
2025	15,496,990
Thereafter	127,445,957

$210,187,676

TPCO Holding Corp.
Notes to the interim condensed consolidated financial statements
(Unaudited, in United States dollars)
For the three and nine months ended September 30, 2021 and 2020

10. Goodwill and intangibles
(continued)

Goodwill and intangible assets – Impairment
Impairment of long-lived assets
At each reporting period end the Company considers if there have been any triggers that indicate that its long-lived assets are not recoverable. Based on the softening of the California cannabis market during the three months ended September 30, 2021, the Company determined that an impairment test was appropriate.
The impairment test for long-lived assets is a two-step test, whereby management first determines the recoverable amount (undiscounted cash flows) of each asset group. If the recoverable amount is lower than the carrying value of the asset group, impairment is indicated.
The recoverable amount was lower than the carrying amount for two of its asset groups. The Company then determined the fair value of each of those asset groups and allocated the impairment to the assets in the scope of Subtopic 360-10, being licenses. The assets were not written down below their individual fair value.
As a result of this assessment, the Company determined that long-lived assets with a carrying amount of $41,803,000 were no longer recoverable and adjusted the carrying value to their estimated fair value of $12,034,000, resulting in a provisional impairment loss of $29,769,000.
The fair value of each asset group was determined using cash flows expected to be generated by market participants, discounted at a weighted average cost of capital. For the purposes of allocation of impairment, the fair value of the specific assets that were impaired was determined using a discounted cash flow technique based on the following key assumptions:

Asset	Discount Rate		Forecasted Sales Growth Rate		Terminal Value Growth Rate
Licenses	15.5	% - 20.5%	Average of -4	% to 24%	3%
Impairment of goodwill
During the nine months ended September 30, 2021, the Company evaluated the net assets acquired (see Note 3) and began to integrate the operations. During the six months ended June 30, 2021, the Company disposed of the non-THC
businesses acquired, as well as certain licenses and leases (Note 16).
As at September 30, 2021, the Company identified three reporting units and allocated the remaining provisional goodwill acquired as a result of the business combinations discussed in Note 3 as follows:

Direct-to-consumer (“DTC”)	$464,846,560
Wholesale – Branded products	$41,037,121
Wholesale – Non-branded products	$56,067,927
The Company conducts goodwill impairment testing at least annually, or more often if events, changes or circumstances indicate that it is more likely than not that the fair value of a reporting unit is lower than its carrying amount. The Company determined that the existence of impairment on certain long-lived assets, together with the softening of the California cannabis market and changes in market expectations of cash flows since the Company acquired the goodwill, indicate the fair value of its reporting units might be lower than the carrying value. As a result, management tested all three reporting units for impairment.
The Company determined the fair value of each reporting unit and compared it to the carrying value. The fair value of each reporting unit was determined using a discounted cash flow technique based on the following key assumptions:

Reporting unit	Discount Rate	Forecasted Sales Growth Rate	Terminal Value Growth Rate
DTC	13.5%	Average of 24%	3%
Wholesale – Branded products	13.5%	Average of 17%	3%
Wholesale – Non-branded products	18.5%	Average -4%	3%
As a result of the impairment tests, goodwill impairment of $561,951,608 was recognized for the three-months ended September 30, 2021.

TPCO Holding Corp.
Notes to the interim condensed consolidated financial statements
(Unaudited, in United States dollars)
For the three and nine months ended September 30, 2021 and 2020

11. Acquisitions
On August 2, 2021, the Company, through its wholly owned subsidiary Caliva CARECE1 LLC, acquired all of the issued and outstanding equity interests of Kase’s Journey Inc., an operating retail dispensary located in
Ceres,
California, from the existing shareholders for $1,300,000 cash, subject to adjustments, and $1,221,902 of consideration payable.
On August 16, 2021, the Company, through its wholly owned subsidiary TPCO US Holding LLC, acquired all of the issued and outstanding membership interests of Martian Delivery LLC, an operating retail dispensary located in the City of Sacramento, California, from the existing shareholders for $237,500 cash and $237.500 in promissory notes payable
.
A provisional estimate of the fair values of the assets to be acquired and the liabilities to be assumed by the Company in connection with the acquisitions is as follows:

	Kase’s Journey	Martian Delivery
Consideration
Cash	$1,198,050	$237,500
Consideration payable	1,221,902	237,500

Total consideration	$2,419,952	$475,000
Assets acquired
Current assets
Cash	$33,213	$—
Inventory	98,050	—
Long-term assets
Brand	700,000	250,000
Licenses	1,450,000	190,000
Property and equipment	16,033	—
ROU asset	151,769	282,165

Total assets acquired	2,449,065	722,165

Liabilities assumed
Accounts payable	204,528	—
Deferred tax liability	641,560	131,296
Lease liability	151,769	282,165

Total liabilities assumed	997,857	413,461

Goodwill	$968,744	$166,296

Kase’s Journey
The consideration payable from the acquisition of Kase’s Journey is measured initially at fair value, and subsequently at amortized cost. The fair value has been determined by discounting future expected cash outflows at a discount rate of 6.30%. As at September 30, 2021, the carrying value of the contingent consideration was $1,234,317, expected to be paid in full by February 2023.
The goodwill acquired is primarily related to factors such as synergies and market opportunities and is not expected to be deductible for tax purposes.
Martian Delivery
The goodwill acquired is primarily related to factors such as synergies and market opportunities and is not expected to be deductible for tax purposes.
As at September 30, 2021, the Company is still in the process of assessing the fair value of the net assets acquired and, as a result, the fair value of the net assets acquired may be subject to adjustments pending completion of final valuations and post-closing adjustments.

TPCO Holding Corp.
Notes to the interim condensed consolidated financial statements
(Unaudited, in United States dollars)
For the three and nine months ended September 30, 2021 and 2020

12. Accounts payable and accrued
liabilities

	September 30, 2021	December 31, 2020
Trade payables	$7,698,988	—
Other accrued expenses	7,179,310	28,321,972
Accrued payroll expenses	2,203,452	—
Accrued severance expenses	1,834,047	—
Accrued sales, excise and other taxes	13,007,928	—
Goods received but not yet invoiced	5,275,683	—

	37,199,408	28,321,972

13. Leases
The Company leases real estate used for dispensaries, production plants, and corporate offices. Lease terms for real estate generally range from 1 to 16.5 years. Most leases include options to renew for varying terms at the Company’s sole discretion. Other leased assets include passenger vehicles. Lease terms for these assets generally range from 1 to 16.5 years. Certain leases include escalation clauses or payment of executory costs such as property taxes, utilities, or insurance and maintenance. Rent expense for leases with escalation clauses is accounted for on a straight-line basis over the lease term. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The following table provides the components of lease cost recognized in the interim condensed consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2021:

	Three months ended September 30, 2021	Nine months ended September 30, 2021
Operating lease costs	$1,087,812	$3,276,333

Finance lease cost:
Amortization of lease assets	558,424	1,618,135
Interest on lease liabilities	1,120,925	3,385,978

Finance lease cost	1,679,349	5,004,113
Short term lease expense	41,100	179,249

Total lease costs	$2,808,261	$8,459,695

Other information related to operating and finance leases as of and for the nine months ended September 30, 2021 are as follows:

	Operating Lease	Finance Lease
Weighted average discount rate	11.57%	13.02%
Weighted average remaining lease term (in years)	4.32	16.00
The maturity of the contractual undiscounted lease liabilities as of September 30, 2021:

	Operating Lease	Finance Lease
2021	$3,798,849	$4,462,265
2022	3,737,496	4,590,725
2023	3,263,541	4,728,447
2024	3,099,157	4,870,301
2025	2,664,505	5,016,410
Thereafter	21,325,724	66,176,624

Total undiscounted lease liabilities	37,889,272	89,844,772
Interest on lease liabilities	(17,760,231)	(53,068,978)

Total present value of minimum lease payments	20,129,041	36,775,794
Lease liability – current portion	(1,931,212)	(5,091)

Lease liability	$18,197,829	$36,770,703

TPCO Holding Corp.
Notes to the interim condensed consolidated financial statements
(Unaudited, in United States dollars)
For the three and nine months ended September 30, 2021 and 2020

13. Leases
(continued)

Additional information on the
right-of-use
assets by class of assets is as follows:

	Operating lease	Finance lease
Gross carrying amount
Balance, December 31, 2020	$—	$—
Acquired in a business combination (Note 3)	17,856,058	$36,491,970
Acquired in a business combination (Note 11)	433,934	—
Lease reclassification	(782,208)	782,208
Reassessment of purchase option and lease term (i)	—	5,850,523
Impairment loss (Note 16)	(1,095,936)	—
Transfer to assets held for sale (Note 16)	(2,215,440)	—
Additions	7,124,015	—
Disposals	(815,131)	(6,522,185)

Balance, September 30, 2021	$20,505,292	$36,602,516

Depreciation
Balance, December 31, 2020	$—	$—
Additions	1,838,962	1,618,135

Balance, September 30, 2021	$1,838,962	$1,618,135

Carrying amount December 31, 2020	$—	$—

Carrying amount September 30, 2021	$18,666,330	$34,984,381

(i)
During the nine months ended September 30, 2021, the Company determined that it was reasonably certain to exercise a purchase option for one of its property leases. As a result, the right-of-use
asset and lease liability were adjusted to include the purchase option of $6,500,000 as well as a reduction to the lease term, the impact of which was $649,477 reduction in the carrying value
. During the three months ended September 30, 2021, the Company exercised the purchased option and acquired the building
.

The Company capitalized $491,273 and $1,262,130 of depreciation to inventory for the three and nine months ended September 30, 2021, respectively (September 30, 2020 - $nil).

14. Investment in
non-marketable
securities
As
at September 30, 2021, the Company’s investment in
non-marketable
securities totaled $591,545 (December 31, 2021 - $nil).
The Company reviews its equity securities without readily determinable fair values on a regular basis to determine if the investment is impaired. For purposes of this assessment, the Company considers the investee’s cash position, earnings and revenue outlook, liquidity and management ownership, among other factors, in its review. If management’s assessment indicates that an impairment exists, the Company estimates the fair value of the equity investment and recognizes in current earnings an impairment loss that is equal to the difference between the fair value of the equity investment and its carrying amount. As at September 30, 2021, the investment in non-marketable
securities is not impaired.

15. Loans payable
In March 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was enacted. The CARES Act provides for financial assistance to businesses through the Small Business Administration (“SBA”) in the form of a Paycheck Protection Program (“PPP”). As part of the Qualifying Transaction, the Company assumed existing liabilities related to PPP loans.
During the nine months ended September 30, 2021, the Company was granted full forgiveness by the U.S. Bank and SBA for the PPP loans. A gain on debt forgiveness was recorded in the interim condensed consolidated statement of operations and comprehensive income of $3,358,686. The forgiveness of the PPP loans has resulted in contingent share consideration being granted to former shareholders as described in Note
32
.

TPCO Holding Corp.
Notes to the interim condensed consolidated financial statements
(Unaudited, in United States dollars)
For the three and nine months ended September 30, 2021 and 2020

16. Impairment and assets held for sale

	Three months ended		Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Right-of-use assets (i)	$72,529	$—	$820,616	$—
Assets held for sale (ii)	—	—	16,120,633	—
Non-THC business (iii)	—	—	58,030,387	—
Impairment (Note 10)	570,227,518	—	570,227,518	—

	$570,300,047	$—	$645,199,154	$—

(i)	During the nine months ended September 30, 2021, the Company recognized an impairment loss of $820,616 in operating expenses on two property leases where the Company has vacated the premises.
(ii)
In May 2021, the Company became committed to a plan to sell three licenses and transfer the related right of use asset and lease liability, which were acquired as part of the Caliva and OGE and LCV acquisitions on January 15, 2021 (Note 3). Prior to reclassification to assets held for sale, the assets were tested for impairment. As a result, the cost bases of the intangible assets were written down to $650,000, resulting in a provisional impairment loss
of $15,845,313.
During the three months ended September 30, 2021, the Company recognized measurement period adjustments related to these intangible assets (Note 3). The Company also recognized an impairment loss of
$275,320 on
right-of-use
assets. During the three months ended September 30, 2021, the Company sold the license acquired from Caliva and OGE. Refer to Note 26 for further details.

The carrying amounts of assets in the disposal group are as follows:

September 30, 2021
Intangible assets	$400,000
Right-of-use assets	2,215,440

$2,615,440

The carrying amounts of liabilities in the disposal group are as follows:

September 30, 2021
Current portion of lease liabilities	$337,292
Deferred tax liability	64,456
Lease liabilities	1,958,139

$2,359,887

The fair value of the disposal group of $255,553 is management’s best estimate and is based on negotiations that were occurring around the end of the reporting period.
As discussed in Note 3, the accounting for the acquisitions is provisional and subject to adjustment. Therefore, the intangible assets and deferred taxes in the disposal group are also provisional until management has finalized the accounting for the acquisitions.

(iii)
During the three months ended March 31, 2021, the Company became committed to a plan to sell its non-THC business, which was acquired as part of the Caliva and OGE and LCV acquisitions on January 15, 2021 (Note 3). As a result of the decision to sell, the assets were tested for impairment and a provisional impairment loss of
$52,796,616 of goodwill and $5,233,771 of intangible assets was recognized.
During the three months ended September 30, 2021, the Company recognized measurement period adjustments related to these intangible assets and goodwill (Note 3). The disposal group did not represent a separate major line of business, and for that reason it has not been disclosed as discontinued operations for the three and nine months ended September 30, 2021. During the nine months ended September 30, 2021, the Company disposed of the non-THC business. Refer to Note 26 for further details.

As discussed in Note 3, the accounting for the acquisitions is provisional and subject to adjustment. Therefore, the carrying amount of the goodwill, intangible assets and deferred taxes of the net assets disposed are also provisional until management has finalized the accounting for the acquisitions.

TPCO Holding Corp.
Notes to the interim condensed consolidated financial statements
(Unaudited, in United States dollars)
For the three and nine months ended September 30, 2021 and 2020

17. Share repurchase
On July
2
9
, 2021, the Company entered into automatic share repurchase agreements with certain employees to repurchase no more than 1,725,000 common shares that had been issued as part of the Qualifying Transaction. The common shares will be repurchased at market value over a three-month period beginning September 1, 2021, and then subsequently cancelled.
The Company initially recognized the obligation to repurchase its shares at the market price on July
29
, 2021 for $7,055,250 with a corresponding entry to additional paid in capital.
The Company accounts for its share repurchases on the trade date and allocates any excess over par value of the originally issued shares to additional paid in capital.
The Company’s share repurchase activity was as follows:

	Nine months ended
	September 30, 2021	September 30, 2020
Shares repurchased	1,037,500	—
Average price	$3.71	$—
Aggregate value	$3,851,406	$—
During the three and nine months ended September 30, 2021,

the Company recorded $970,844 of interest income related to the revaluation of the share repurchase liability. As at September 30, 2021, the Company revalued the share repurchase liability to $2,233,000
. The fair value was determined using the Company’s share price on September 30, 2021 and it relates to 687,500 common shares.

18. Mezzanine equity
The following was included in mezzanine equity:

	September 30, 2021	December 31, 2020
Class A restricted voting shares (i)	$—	$582,622,025
Subscription receipts (ii)	—	25,087,000

	$—	$607,709,025

(i) Class A restricted voting shares
Authorization
The Company is authorized to issue an unlimited number of Class A restricted voting shares. The holders of Class A restricted voting shares have no pre-emptive

rights or other subscription rights and there are no sinking fund provisions applicable to these shares.
Voting Rights
The holders of the Class A restricted voting shares are entitled to vote on and receive notice of meetings on all matters requiring shareholder approval (including any proposed extension to the permitted timeline and approval of a Qualifying Transaction if otherwise required under applicable law) other than the election and/or removal of directors and auditors prior to closing of a Qualified Transaction. Prior to a Qualifying Transaction, holders of the Class A restricted voting shares are not entitled to vote at (or receive notice of or meeting materials in connection with) meetings held only to consider the election and/or removal of directors and auditors.
Redemption Rights
Only holders of Class A restricted voting shares are entitled to have their shares redeemed and receive the escrow proceeds (net of applicable taxes and other permitted deductions) in the event a Qualifying Transaction does not occur within the permitted timeline, in the event of a Qualifying Transaction, and in the event of an extension to the permitted timeline. Given that the Class A restricted voting shares can be redeemed at the option of the holders, the Company has classified the Class A restricted voting shares as mezzanine equity on the consolidated balance sheets.

TPCO Holding Corp.
Notes to the interim condensed consolidated financial statements
(Unaudited, in United States dollars)
For the three and nine months ended September 30, 2021 and 2020

18. Mezzanine equity
(continued)

Transactions
During the year ended December 31, 2019, the Company closed the Offering for gross proceeds of $575,000,000 and allocated the proceeds on a relative fair value basis. This resulted in initial recognition of $546,111,261, net of transaction costs associated with the Class A restricted voting shares of $12,004,426 and recognition of warrants at relative fair value of $16,884,313.
The Company’s underwriter is entitled to an underwriting commission up to $31,625,000 or 5.5% of the gross proceeds of the Class A Restricted Voting Units issued under the Offering. The Company paid $11,500,000 during the year ended December 31, 2019, to the Underwriter at the closing of the Offering included in the issuance costs noted above. The balance of the underwriting commission of $20,125,000 or 3.5% of the gross proceeds (the “Deferred Amount”) of the Class A Restricted Voting Units, has been accrued at December 31, 2020 and recorded as an adjustment to mezzanine equity in the interim condensed consolidated
statement of shareholders’ equity. During the nine months ended September 30, 2021, the Company settled $11,500,000 of the Deferred Amount with common shares. Refer to Note 20 for further details.
In addition, during the nine months ended September 30, 2021, the Company recorded $nil (September 30, 2020 - $2,244,416), of interest allocable to the Class A restricted voting shares. The above noted costs are reflected in the interim condensed consolidated
statement of changes in shareholders’ equity.
The following summarizes the adjustments, which are included in the statement of changes in shareholders’ equity, to re-measure
the Class A restricted voting shares to their redemption amount in mezzanine equity:

	September 30, 2021	September 30, 2020
Interest allocable to Class A restricted voting shares	$—	$2,244,416

(ii) Subscription receipts
In November 2020, the Company announced a private placement of subscription receipts by a subsidiary of the Company. Each subscription receipt entitles the holder to receive, without payment of any additional consideration or taking of any action by the purchaser, one common share of the Company upon the satisfaction or waiver of the escrow release conditions on or before the escrow deadline. The Company is authorized to issue an unlimited number of common shares. Each subscription receipt was sold for $10. As at December 31, 2020, $25,087,000 for 2,508,700 subscription receipts were received in cash from subscribers and held by the Sponsor. On January 15, 2021, the Company closed on $63,135,000 or 6,313,500 of subscription receipts on closing of the Qualifying Transaction and the subscription receipts were exchanged to common shares during the nine months ended September 30, 2021. Refer to Note 20 for further details.
The subscription receipts could have only been redeemed upon certain events that were not certain to occur and therefore, the subscription receipts were not required to be classified as a liability under ASC 480
Distinguishing Liabilities from Equity
as at December 31, 2020. However, as the subscription receipts could have been redeemed upon the occurrence of an event that is not solely within the Company’s control, the Company classified the subscription receipts as mezzanine equity on the consolidated balance sheets as at December 31, 2020.

19. Long term strategic contracts
Marketing Service Agreement (“MSA”)
On January 19, 2021, the MSA became effective whereby the Company engaged a third-party for strategic and promotional services. Over the term of the MSA, which is an initial period of three years, the Company will pay the following consideration in common shares:

(i)	$25,000,000 on the effective date and;

(ii)	$1,875,000 payable quarterly over the second year and third year terms.
The transaction is considered a share-based transaction as it will be settled in shares. During the nine months ended September 30, 2021 the Company issued 2,376,425 common shares in settlement of the initial $25,000,000. As the shares vested immediately, the full amount of the $25,000,000 has been recognized as an expense in operating expenses.

TPCO Holding Corp.
Notes to the interim condensed consolidated financial statements
(Unaudited, in United States dollars)
For the three and nine months ended September 30, 2021 and 2020

19. Long term strategic contracts
(continued)

The Company has accounted for the quarterly payments as a liability-settled share-based payment transaction, measured at the fair value of the shares to be issued. The Company recognized an expense of $1,363,636 and $3,803,030 during the three and nine months ended September 30, 2021, respectively, in operating expenses as a sales and marketing expense. As at September 30, 2021, the cash-settled liability is $3,803,030 (December 31, 2020 - $
nil
).
The arrangement can be terminated by the counterparty in certain circumstances, one of which is any change of control of the Company. In that case, the Company is required to settle the agreement in a lump sum payment that consists of all unpaid amounts. As at September 30, 2021, the amount that the Company would be liable for if the contract is terminated is $15,000,000.
Brand Strategy Agreement (“BSA”)
On January 15, 2021
, the BSA became effective whereby the Company was granted the right and license to use Shawn C. Carter p/k/a
JAY-Z’s
approved name, image and likeness for promoting and advertising for an initial non-cancellable
period of 6 years.
The Company is committed to settling $26,500,000 in either cash or common shares at the option of the counterparty over the non-cancellable
period of 6 years as follows:

(i)	$2,000,000 within 30 days (Year 1)

(ii)	$3,000,000 – Year 2

(iii)	$4,000,000 – Year 3

(iv)	$5,000,000 – Year 4

(v)	$6,000,000 – Year 5

(vi)	$6,500,000 – Year 6
The transaction is accounted for as a cash-settled share-based transaction as it may be settled in either cash or shares at the option of the counterparty. The Company is recognizing the cost associated with the arrangement over the same period it is receiving services, which is 6 years.
During the three and nine months ended September 30, 2021, the Company recognized an expense of $1,104,167 and $3,079,399, respectively, related to this arrangement and $1,079,398 accounts payable and accrued liabilities as at September 30, 2021.
The agreement can be terminated by the counterparty in certain circumstances, including a change in control of the Company or an involuntary de-listing.
In these circumstances, the Company will be obligated to pay damages equal to $18,500,000 less the amount already paid under the arrangement. As at September 30, 2021, the amount of damages that the Company would be liable for if the contract is terminated was $16,500,000.

20. Share capital
Proportionate voting shares

a)	Authorized
The Company is authorized to issue an unlimited number of proportionate voting shares with no par value.

b)	Proportionate voting shares issued
The Company has no issued and outstanding proportionate voting shares.
Class A restricted voting shares

a)	Authorized
The Company is authorized to issue an unlimited number of Class A restricted voting shares with no par value.

b)	Class A restricted voting shares issued
The Company has no issued and outstanding Class A restricted voting shares.

TPCO Holding Corp.
Notes to the interim condensed consolidated financial statements
(Unaudited, in United States dollars)
For the three and nine months ended September 30, 2021 and 2020

20. Share capital
(continued)

Common shares

a)	Authorized
The Company is authorized to issue an unlimited number of common shares with no par value.

b)	Common shares issued

Number of common shares
Balance, December 31, 2020	—

(i) Conversion of Class B shares	14,655,547
(ii) Shares issued in a private placement	6,313,500
(iii) Conversion of Class A restricted voting shares	31,407,336
(iv) Shares issued for settlement of a liability	336,856
(v) Shares issued for acquisition of Caliva and OGE	32,249,666
(vi) Shares issued for acquisition of LCV	4,878,467
(vii) Shares issued for acquisition of SISU	5,787,790
(viii) Share repurchase	(1,037,500)
(ix) Normal course issuer bid repurchase	(157,600)
(x) Shares issued for contingent consideration	24,584
Shares issued for Marketing Service Agreement (Note 19)	2,376,425
Shares issued for vested RSUs (Note 20)	340,994
Shares issued for options exercised (Note 20)	3,313

Balance, September 30, 2021	97,179,378

(i)	Class B shares were converted into 14,655,547 common shares upon the closing of the Qualifying Transaction.
(ii)
On January 15, 2021, the Company closed a private placement of 6,313,500 shares for subscription receipts and Class A restricted voting shares for consideration of $63,135,000, of which 1,150,000 shares were issued to settle services rendered for underwriting fees related to the Class A restricted voting shares. The subscription receipts and Class A restricted voting shares converted to common shares upon the closing of the Qualifying Transaction.

(iii)	Class A restricted voting shares were converted into 31,407,336 common shares upon the closing of the Qualifying Transaction.
(iv)	The Company issued 336,856 common shares to settle a liability.
(v)
On January 15, 2021, the Company acquired Caliva and OGE as part of the Qualifying Transaction (Note 3). During the three and nine months ended September 30, 2021, the Company issued 25,000 and 32,272,617 common shares, respectively. The common shares issued during the three months ended September were included in shares to be issued as at June 30, 2021.

(vi)
On January 15, 2021, the Company acquired LCV as part of the Qualifying Transaction (Note 3). During the three and nine months ended September 30, 2021, the Company issued 2,049 and 4,855,516 common shares, respectively. The common shares issued during the three months ended September were included in shares to be issued as at June 30, 2021.

(vii)
On January 15, 2021, the Company acquired SISU as part of the Qualifying Transaction (Note 3). During the three and nine months ended September 30, 2021, the Company issued nil and 5,787,790 common shares, respectively.

(viii)	During the three months ended September 30, 2021, the Company repurchased 1,037,500 common shares under the share repurchase agreements (Note 17).
(ix)
During the three months ended September 30, 2021, the Neo Exchange Inc. accepted the Company’s notice of intention to commence Normal Course Issuer Bids (“NCIBs”) for the Company’s common shares and warrants. Pursuant to the NCIBs, the Company may repurchase on the open market (or as otherwise permitted), up to 4,912,255 common Shares and 1,791,875 warrants, representing approximately 5% of the issued and outstanding of each of the common shares and the warrants subject to the normal terms and limitations of such bids and an aggregate cap of $25,000,000. Any common shares or warrants purchased under the NCIB will be cancelled. The NCIBs are effective commencing on August 18, 2021 and ending on the earlier of (i) August 17, 2022, (ii) $25,000,000 of purchases under the Bids, and (iii) the completion of purchases under the applicable Bid. Notwithstanding the foregoing, the Company may not commence purchases under the NCIBs until the expiry of its regular self-imposed quarterly blackout period. As at September 30, 2021, the Company repurchased 157,600 common shares.

(x)
As part of the acquisition of LCV, the Company could be required to issue shares to former shareholders based on certain liabilities, the final settlement of which is contingent on the outcome of certain events. During the three months ended June 30, 2021, the contingency was resolved and as a result, 24,584 shares were
issued
 during the three months ended September 30, 2021.

TPCO Holding Corp.
Notes to the interim condensed consolidated financial statements
(Unaudited, in United States dollars)
For the three and nine months ended September 30, 2021 and 2020

20. Share capital
(continued)

During the nine months ended September 30, 2021, and in conjunction with the closing of the qualifying transaction described in Note 3, certain shareholders entered into a Lockup and Forfeiture Agreement (the “First Lockup Agreement”), that generally restricts their ability to transfer or trade their shareholdings for a period of nine-months. The trade and transfer restriction period ended on July 15, 2021.
In accordance with the First Lockup Agreement, certain shareholders have also agreed to forfeit up to 5,430,450 common shares of the Company upon the third anniversary of the Qualifying Transaction if certain trading targets are not met.
One-third
of such common shares will cease to be subject to forfeiture if the
20-Day
VWAP of the common shares is equal to or exceeds $13.00, an additional one-third
will cease to be subject to forfeiture if the
20-Day
VWAP of the common shares is equal to or exceeds $17.00 and an additional one-third
will cease to be subject to forfeiture if the
20-Day
VWAP of the common shares is equal to or exceeds $21.00.
On July 28, 2021, the Company entered into
lock-up
agreements (the “Second Lockup Agreements”) with certain members of the Company’s leadership team and the entire board of directors covering over approximately 33,000,000 million issued and outstanding common shares. Pursuant to the Second Lockup Agreements, each counterparty has agreed that, subject to certain exceptions, they will not, without the written consent of the Company, sell, pledge, grant any option, right or warrant for the sale of or otherwise lend, transfer assign or dispose of any of their locked-up
shares until January 28, 2022.
Class B Shares

a)	Authorized
The Company is authorized to issue an unlimited number of Class B shares with no par value.

b)	Class B shares issued

Number of common shares
Balance, December 31, 2020	15,218,750

Conversion of Class B shares	(14,655,547)
Founders’ shares forfeited	(563,203)

Balance, September 30, 2021	—

Pursuant to the Sponsor Lockup and Forfeiture Agreement, the Sponsor also forfeited 563,203 common shares to the Company for cancellation on closing of the Qualifying Transaction.
21. Warrants
The following table reflects the continuity of warrants for the nine months ended September 30, 2021 and the year ended December 31, 2020:

	Number of Warrants	Weighted Average Exercise Price
Balance, December 31, 2019	35,837,500	$11.50
Granted	—	—
Exercised	—	—
Expired	—	—

Balance, December 31, 2020 and September 30, 2021	35,837,500	$11.50

The Class A and Class B warrants were converted into one class of warrants on January 15, 2021 and became exercisable on March 22, 2021. The warrants expire on January 14, 2026. The Company has the right to accelerate expiry if for any 20 trading days in a
30-day
trading period the closing price of the shares is $18.00 or greater.
During the nine months ended September 30, 2021, and in conjunction with the closing of the
Qualifying Transaction
described in Note 3, certain shareholders entered into the Lockup and Forfeiture Agreement (the “First Lockup Agreement”), that generally restricts their ability to transfer or trade their warrants for a period of nine months. The trade and transfer restriction period ended July 15, 2021.

TPCO Holding Corp.
Notes to the interim condensed consolidated financial statements
(Unaudited, in United States dollars)
For the three and nine months ended September 30, 2021 and 2020

22. Share-based compensation
Effective January 2021, the Company established the Equity Incentive Plan (the “Plan”), which provides for the granting of incentive stock options, nonqualified stock options, share appreciation rights (“SARs”), restricted share units (“RSUs”), deferred share units (“DSUs”) and performance share units (“PSUs”), herein collectively as “Awards”.
(a) Stock options
The Company grants options to purchase its common stock, generally at fair value as at the date of grant. The maximum number of common shares that may be issued under the Plan is fixed by the Board to be 10% of the Common shares outstanding, from time to time, subject to adjustments in accordance with the plan.
Options generally vest over a four-year period, specifically at a rate of 25% upon the first anniversary of the issuance date and 1/36th per month thereafter and expire after 10 years from the date of grant.
The following table reflects the continuity of the stock options granted during the nine months ended September 30, 2021:

	September 30, 2021
	Number of options	Weighted average exercise price $
Outstanding, beginning of period	—	—
Replacement options issued (i)	1,066,333	7.30
Granted during the period	—	—
Exercised	(3,313)	3.92
Expired	(33,881)	6.69
Forfeited	(232,647)	7.36

Outstanding, end of period	796,492	7.31

In connection with the acquisition of Caliva and OGE, and in accordance with the sale and purchase agreements, the stock options held by former Caliva employees who became employees of TPCO were cancelled and replaced by TPCO stock options (“Replacement Options”). The Replacement Options were issued on the same terms and conditions as the options that they replaced, resulting in the fair value of the original options on January 15, 2021 being the same as the fair value of the Replacement Options.
The Company has allocated the fair value to
pre-acquisition
and post-acquisition services on the basis of the period of time vested as at January 15, 2021 as per the below:

Fair value
Allocated to pre-acquisition services (i)	$3,847,633
Allocated to post-combination services	5,116,866

Total fair value of Replacement Options	$8,964,499

(i)
The portion allocated to
pre-acquisition
services relates to options that were and were not yet legally vested. The Company has applied a forfeiture rate of approximately 20% to the options that have not legally vested to determine the amount to include in consideration. As a result, of the above amount, $3,489,501 has been included in consideration (Note 3).

The fair value allocated to post-combination services will be recognized in the interim condensed consolidated statement of operations and comprehensive income
(loss)
over the remaining vesting period.
The following table outlines stock options outstanding as at September 30, 2021:

Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted -Average Exercise Price	Weighted- Average Life	Number Exercisable	Weighted-Average Exercise Price
$6.67 – 8.30	796,492	$7.31	8.38 years	403,471	$6.15

TPCO Holding Corp.
Notes to the interim condensed consolidated financial statements
(Unaudited, in United States dollars)
For the three and nine months ended September 30, 2021 and 2020

22. Share-based compensation
(continued)

(b) RSUs
(i) Cash-settled RSUs
The following table reflects the continuity of RSUs granted during the nine months ended September 30, 2021:

	September 30, 2021
	Number of RSUs	Weighted average remaining contractual life
Outstanding, beginning of period	—	—
Granted	2,528,696	2.28
Modified	(1,446,196)	3.34
Settled	(288,150)	—
Vested	(82,500)	—
Forfeited	(519,350)	3.29

Outstanding, end of period	192,500	3.29

As the RSUs described above are cash-settled, they have been revalued as at September 30, 2021. As at September 30, 2021 the cash-settled liability is $630,741 (December 31, 2020 - $nil).
During the three month period ended September 30, 2021, the Company modified a portion of the cash-settled RSUs such that they are being accounted for as equity-settled RSUs. Immediately prior to the modification date, these cash-settled RSUs were revalued, which formed the new fair value that was reclassified to equity-settled.
(ii) Equity-settled RSUs
The following table reflects the continuity of RSUs granted during the nine months ended September 30, 2021:

	September 30, 2021
	Number of RSUs	Weighted average remaining contractual life
Outstanding, beginning of period	—	—
Granted	2,368,615	3.56
Modified	1,446,196	3.34
Vested	(468,972)	—
Forfeited	(205,750)	3.51

Outstanding, end of period	3,140,089	3.20

(c) Rights to trading price consideration (“Rights”)
In connection with the acquisition of Caliva and OGE, and in accordance with the sale and purchase agreements, former Caliva employees who owned stock options at January 15, 2021 and became employees of TPCO (“former Caliva employees”) were given the right to receive a portion of the trading price consideration discussed in Note 3 (“Rights”). These Rights are to be settled in TPCO shares in the event the
20-day
volume weighted average trading price of the common shares reaches $13.00, $17.00 and $21.00 within three years of closing, with one-third
issuable upon the achievement of each price threshold, respectively. In order to receive the trading price consideration, former Caliva employees need to be employed by TPCO at the time the trading price consideration becomes payable.
The Rights vest 1/3 as each target date is met, and therefore the Rights have been fair valued on the grant date in three tranches:

	Number of shares	Fair value on January 15, 2021
Tranche 1	215,608	$2,597,618
Tranche 2	215,608	2,314,652
Tranche 3	215,608	2,066,609

	646,824	$6,978,879

Each tranche is expensed over its vesting period, which is the date that the trading price targets are expected to be met.

TPCO Holding Corp.
Notes to the interim condensed consolidated financial statements
(Unaudited, in United States dollars)
For the three and nine months ended September 30, 2021 and 2020

22. Share-based compensation
(continued)

The fair value of the Rights was determined at January 15, 2021 using the same assumptions that were used to determine the trading price consideration described in Note 32.
The following table reflects the continuity of the Rights during the nine months ended September 30, 2021:

Number of Rights
Outstanding, beginning of period	—
Rights awarded	646,824
Forfeited	(269,760)

Outstanding, end of period	377,064

The following table illustrates the inputs used in the measurement of the grant date fair values of the share-based compensation plans granted during the nine months ended September 30, 2021:

	Replacement Options	RSUs equity-settled	RSUs cash-settled
Dividend yield	—	—	—
Expected volatility	72%	—	—
Risk-free interest rate	0.17% - 0.71%	—	—
Share price	$12.66	—	—
Grant date fair value	$7.75 - $9.54	$3.60 – $9.94	N/A
Fair value on September 30, 2021	N/A	N/A	$3.19
The Company estimated the expected term of its stock options based on the vesting and contractual terms. Volatility is estimated based on the average of the historical volatilities of the common stock of entities with characteristics similar to those of the Company. The Company uses the U.S. Treasury yield for its risk-free interest rate and a dividend yield of zero, as it does not have a stated dividend rate for common stock.
Share-based compensation expense is comprised of the following for the periods ended September 30, 2021:

	Three months ended September 30, 2021	Nine months ended September 30, 2021
Replacement options	$518,725	$1,815,332
Equity-settled RSUs	2,900,036	4,810,532
Cash-settled RSUs	(72,588)	5,765,003
Rights to contingent consideration	266,483	5,059,953

	$3,612,656	$17,450,820

TPCO Holding Corp.
Notes to the interim condensed consolidated financial statements
(Unaudited, in United States dollars)
For the three and nine months ended September 30, 2021 and 2020

23. Earnings per share

	Three months ended		Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Earnings (loss) available to common shareholders	$(561,350,050)	$(216,250)	$(536,464,297)	$1,449,621
Adjustments to mezzanine equity	—	155,416	—	(2,244,416)
Earnings (loss) available to common shareholders adjusted for the effect of dilution	$(561,350,050)	$(60,834)	$(536,464,297)	$(794,795)
Weighted average number of shares, basic and diluted	98,421,935	15,218,750	93,802,606	15,218,750
Basic and diluted earnings (loss) per share	$(5.70)	$(0.00)	$(5.72)	$(0.05)
Approximately 51,852,186 of potentially dilutive securities for the three and nine months ended September 30, 2021 were excluded in the calculation of diluted EPS as their impact would have been anti-dilutive due to net loss in the period.
24. Income taxes
Net income (loss) before income taxes was generated as follows:

	Three months ended		Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Domestic - Canada	$30,026,836	$(216,250)	$158,278,930	$1,449,621
Foreign – outside of Canada	(588,531,263)	—	(702,761,300)	—

	$(558,504,427)	$(216,250)	$(544,482,370)	$1,449,621

Income tax (recovery) expense is comprised of the following:

	Three months ended		Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Current tax expense
Domestic – Canada	$—	$—	$—	$—
Foreign – outside of Canada	2,114,713	—	5,696,643	—

	2,114,713	—	5,696,643	—

Deferred tax expense (recovery)
Domestic – Canada	—	—		—
Foreign – outside of Canada	730,910	—	(13,714,716)	—

	730,910	—	(13,714,716)	—

Income tax (recovery) expense	$2,845,623	$—	$(8,018,073)	$—

TPCO Holding Corp.
Notes to the interim condensed consolidated financial statements
(Unaudited, in United States dollars)
For the three and nine months ended September 30, 2021 and 2020

24. Income taxes
(continued)

The actual income tax provision differs from the expected amount calculated by applying the Canadian combined federal and provincial corporate tax rates to income before tax. These differences result from the following:

	Three months ended		Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
(Loss) income before tax	$(558,504,427)	(216,250)	$(544,482,370)	$1,449,621
Statutory income tax rate	27%	27%	27%	27%
Income tax expense (recovery) based on statutory rate	(150,796,195)	(58,388)	(147,010,240)	391,398
Increase (decrease) resulting from:
Non-taxable items	163,390,934	—	137,906,638	—
Change in valuation allowance	5,623,212	58,388	19,187,002	(391,398)
Other	1,790,314	—	1,790,314	—
Tax rate differences and tax rate changes	(17,162,642)	—	(19,891,787)	—

Income tax (recovery) expense	$2,845,623	—	$(8,018,073)	$—

Deferred taxes result from the temporary differences between financial reporting carrying amounts and the tax basis of existing assets and liabilities. The table below summarizes the principal components of the deferred tax assets (liabilities) as follows:

	September 30, 2021	December 31, 2020
Deferred tax assets
Loss carryforwards	$26,593,000	$3,470,820
Non-deductible provisions and reserves	611,177	—
Transaction costs	5,657,018	7,045,365
Prepaid expenses	5,062,500	—
Cash settled share-based payments	1,197,118	—
Other	623,376	394,875

Deferred tax assets	39,744,189	10,911,060
Valuation allowance	(24,325,934)	(10,911,060)

Net deferred tax asset	15,418,255	—

Deferred tax liabilities
Intangible assets	(59,990,714)	—
Other	(277,644)	—

Deferred tax liabilities	(60,268,358)	—
Deferred tax assets	15,418,255	—

Net deferred tax liability	$(44,850,103)	$—

Deferred tax liability consists of the following:

	September 30, 2021	December 31, 2020
Deferred tax liability	$(44,785,647)	$—
Deferred tax liability held for sale (Note 16)	(64,456)	—

	$(44,850,103)	$—

Deferred income taxes have not been recorded on the basis differences for investments in consolidated subsidiaries as these basis differences are indefinitely reinvested or will reverse in a non-taxable manner. Quantification of the deferred income tax liability, if any, associated with indefinitely reinvested basis differences is not practicable.
Included in accounts payable and accrued liabilities is $4,723,306 (December 31, 2020 - $nil) of current taxes payable.

TPCO Holding Corp.
Notes to the interim condensed consolidated financial statements
(Unaudited, in United States dollars)
For the three and nine months ended September 30, 2021 and 2020

24. Income taxes
(continued)

As at September 30, 2021, the Company has Canadian federal and provincial non-capital
loss carryforwards of $40,265,359 (December 31, 2020 - $12,854,892). The Canadian
non-capital
loss carryforwards expire between 2039 and 2041.
As at September 30, 2021, the Company has the following U.S. federal and state losses carried forward available to reduce future years’ taxable income, which losses expire as follows:

	Federal	State and Local	Total
2034	$—	$48,671	$48,671
2035	—	3,382,027	3,382,027
2036	—	8,787,634	8,787,634
2037	—	12,061,282	12,061,282
2038	—	31,194,997	31,194,997
2039	—	64,493,970	64,493,970
2040	—	50,417,887	50,417,887
2041	—	38,294,668	38,294,668
Indefinite	7,770,222	—	7,770,222

	$7,770,222	$208,681,136	$216,451,358

Section 280E prohibits businesses engaged in the trafficking of Schedule I or Schedule II controlled substances from deducting normal business expenses, such as payroll and rent, from gross income (revenue less cost of goods sold). Section 280E was originally intended to penalize criminal market operators, but because cannabis remains a Schedule I controlled substance for Federal purposes, the Internal Revenue Service (“IRS”) has subsequently applied Section 280E to state-legal cannabis businesses. Cannabis businesses operating in states that align their tax codes with the IRC are also unable to deduct normal business expenses from taxable income subject to state taxes. The non-deductible
expenses shown in the effective rate reconciliation above is comprised primarily of the impact of applying IRC Section 280E to the Company’s businesses that are involved in selling cannabis, along with other typical non-deductible
expenses such as lobbying expenses. As the application and IRS interpretations on Section 280E continue to evolve, the impact of this cannot be reliably estimated. Any changes to the application of Section 280E may have a material effect on the Company’s interim condensed consolidated financial statements
The statute of limitations on tax returns for the IRS and California Franchise Tax Board are 3 and 4 years respectively. Net operating losses remain open for examination beyond these statute of limitations for both the IRS and California Franchise Tax Board.
Utilization of net operating loss carryforwards may be subject to limitations in the event of a change in ownership as defined under U.S. IRC Section 382, and similar state provisions. An “ownership change” is generally defined as a cumulative change in the ownership interest of significant stockholders of more than 50 percentage points over a three-year period. The Company experienced ownership change during 2017. Such ownership change could result in a limitation of the Company’s ability to reduce future income by net operating loss carryforwards. A formal Section 382 study has not been prepared, so the exact effects of the ownership change are not known at this time. The deferred tax assets include net operating losses of the Company as of the conversion date to a C corporation.
In March 2020, the U.S. enacted the Coronavirus Aid, Relief, and Economic Security Act (the “Act”). The Act, among other provisions, reinstates the ability of corporations to carry net operating losses back to the five preceding tax years, has increased the excess interest limitation on modified taxable income from 30 percent to 50 percent. The Company has made a reasonable estimate of the effects on existing deferred tax balances and has concluded that the Act has not had a significant on the deferred tax balances.
The Company operates in a number of tax jurisdictions and are subject to examination of its income tax returns by tax authorities in those jurisdictions who may challenge any item on these returns. Because the tax matters challenged by tax authorities are typically complex, the ultimate outcome of these challenges is uncertain. The Company recognizes the effects of uncertain tax positions in the interim condensed consolidated financial statements after determining that it is more-likely-than-not
the uncertain tax positions will be sustained.
The Company intends to be treated as a U.S. corporation for U.S. federal income tax purposes under section 7874 of the U.S.
IRC
and is expected to be subject to U.S. federal income tax on its worldwide income. However, the Company is expected, regardless of any application of section 7874 of the U.S. Tax Code, to be treated as tax resident of Canada for Canadian income tax purposes. Accordingly, the Company will be subject to taxation both in Canada and the U.S.

TPCO Holding Corp.
Notes to the interim condensed consolidated financial statements
(Unaudited, in United States dollars)
For the three and nine months ended September 30, 2021 and
2020

25. Operating expenses

	Three months ended		Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
General and administrative	$9,917,406	$371,666	$32,557,840	$794,795
Sales and marketing	4,584,375	—	38,048,443	—
Salaries and benefits	9,022,933	—	27,244,215	—
Share-based compensation (Note 22)	3,612,656	—	17,450,820	—
Lease expense	1,136,914	—	3,455,582	—
Depreciation	940,923	—	2,864,125	—
Amortization of intangible assets (Note 10)	2,378,999	—	15,961,101	—

	$31,594,206	$371,666	$137,582,126	$794,795

26. Loss on disposal of assets

	Three months ended		Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Other assets	$207,272	$—	$378,011	$—
Non-THC business (i)	—	—	3,348,926	—
Sale of licenses (ii)	(70,230)	—	(70,230)	—

	$137,042	$—	$3,656,707	$—

(i)
During the nine months ended September 30, 2021, the Company disposed of its non-THC
business, which was acquired as part of the Caliva and OGE and LCV acquisitions on January 15, 2021 (Note 3). The assets were sold for proceeds of $7,363,733, which comprised: (1) $4,318,537 of cash, (2) $885,722 of a promissory note (Note 8) and (3) $2,159,514 worth of common shares of Arcadia Wellness LLC (Note 8).

The Company recognized a net loss of $733,858, which is comprised of a loss on disposal
of assets $3,348,926 offset by an associated deferred tax recovery of $2,615,068.

(ii)
During the nine months ended September 30, 2021, the Company sold
100
% of the shares of its subsidiary, which was acquired as part of the Caliva and OGE acquisition on January 15, 2021 (Note 3). The assets were sold for proceeds of $250,000 in cash.

The Company recognized a net gain of $70,230, which is comprised of a gain on disposal of assets $8,516 and a deferred tax recovery of $61,714.
During the nine months ended September 30, 2021, the Company disposed of its investment in associate that was acquired in a business combination (Note 3). The investment was sold for $6,500,000 cash, resulting in nil gain or loss on disposal.

27. Interest expense

	Three months ended		Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Lease liability (Note 13)	$1,120,925	$—	$3,385,978	$—
Other	12,416	—	342,598	—

	$1,133,341	$—	$3,728,576	$—

TPCO Holding Corp.
Notes to the interim condensed consolidated financial statements
(Unaudited, in United States dollars)
For the three and nine months ended September 30, 2021 and 2020

28. Supplemental cash flow information

	Nine months ended
	September 30, 2021	September 30, 2020
Change in working capital
Accounts receivable	$(1,619,425)	$—
Other receivables	—	272,092
Inventory	(7,722,755)	—
Prepaid expenses	(5,967,670)	—
Other current assets	658,734	141,655
Security deposits	6,181	—
Prepaid expenses and other assets	37,849	—
Notes receivable	(1,700,000)	—
Cash settled share-based payments	(1,682,898)
Accounts payable and accrued liabilities	(26,555,419)	381,048

	$(44,545,403)	$794,795
Cash paid
Income taxes	$3,400,000	$—

	Nine months ended
	September 30, 2021	September 30, 2020
Non-cash transactions
Settlement of a liability (Note 20 (ii))	$11,500,000	$—

29. Related party transactions and balances
a) Related party transactions
The following table outlines the amounts paid to a related party:

	Three months ended		Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Lease payments – interest and principal (i)	$1,307,015	$—	$3,520,340	$—
Administrative fees (ii)	—	—	5,000	60,000

	$1,307,015	$—	$3,525,340	$60,000

(i)
A director of the Company is a close family member to an owner of R&C Brown Associates, LP (“R&C”). The Company has 3 leases with R&C. Included in lease liabilities as at September 30, 2021 is $41,136,936 (December 31, 2020 - $nil) with respect to leases with R&C.

(ii)
Prior to the closing of the Qualifying Transaction, pursuant to an administrative services agreement between the Company and its Sponsor, dated July 16, 2019 (the “Administrative Services Agreement”), the Company provided a payment of $10,000 per month to the Sponsor for the utilization of office space, utilities and administrative support. The Company further reimbursed the Sponsor for any out-of-pocket
expenses incurred by directors, officers and consultants of the Company which were paid by the Sponsor relating to certain activities on the Company’s behalf, including identifying and negotiating the Qualifying Transaction. The Company recorded $nil and $5,000 of administrative fees for the three and nine months ended September 30, 2021, respectively ($30,000 and $60,000 for the three and nine months ended September 30, 2020, respectively). The Administrative Services Agreement terminated upon consummation of the Qualifying Transaction.

In addition to the items described above, the Company entered into the following transactions with related parties:

(i)	R&C subscribed for 395,000 shares of the private placement that closed on January 15, 2021.

(ii)
A founder and director
of the Company had a 16.34% interest in LCV immediately prior to the Qualifying Transaction. The founder participated in the Qualifying Transaction, under the same terms and conditions as the other participants.

TPCO Holding Corp.
Notes to the interim condensed consolidated financial statements
(Unaudited, in United States dollars)
For the three and nine months ended September 30, 2021 and 2020

29. Related party transactions and balances
(continued)

b) Key management personnel
Key management of the Company are its Board of Directors and members of executive management. Key management personnel remuneration includes the following payments:

	Three months ended		Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Salaries and benefits	$1,062,020	$—	$2,547,399	$—
Share-based compensation	1,369,718	—	7,772,610	—
	$2,431,738	$—	$10,320,009	$—

30. Segmented information
The Company’s operations, beginning January 15, 2021, comprise a single operating segment engaged in the cultivation, manufacturing, distribution and sale of cannabis within the State of California. All revenues are generated in the State of California for the three and nine months ended September 30, 2021 (September 30, 2020 - $nil) and all property and equipment and intangible assets are located in the State of California.

31. Commitments and contingencies
a) California operating licenses
The Company’s primary activity is engaging in state-legal commercial cannabis business, including the cultivation, manufacture, and sale of cannabis and cannabis products pursuant to California law. However, this activity is not in compliance with the United States Controlled Substances Act (the CSA). The Company’s assets are potentially subject to seizure or confiscation by Federal governmental agencies, and the Company could face criminal and civil penalties for noncompliance with the CSA, although such events would be without relevant precedent. Management of the Company believes they are in compliance with all California and local jurisdiction laws and monitor the regulatory environment on an ongoing basis along with counsel to ensure the continued compliance with all applicable laws and licensing agreements.
The Company’s operation is sanctioned by the State of California and local jurisdictions. There have been no instances of federal interference with those who adhere to those guidelines. Due to the uncertainty surrounding the Company’s noncompliance with the CSA, the potential liability from any noncompliance cannot be reasonably estimated and the Company may be subject to regulatory fines, penalties or restrictions in the future.
Effective January 1, 2018, the State of California allowed for adult use cannabis sales. Beginning on January 1, 2018, the State began issuing temporary licenses that expired 120 days after issuance for retail, distribution, manufacturing and cultivation permits. Temporary licenses could be extended in
90-day
increments by the State upon submission of an annual license application. All temporary licenses had been granted extensions by the State during 2018.
In September 2019, Senate Bill 1459 (SB 1459) was enacted which enabled state licensing authorities to issue provisional licenses through 2021. A provisional license could be issued if an applicant submitted a completed annual license application to the Bureau. A completed application for purposes of obtaining a provisional license is not the same as a sufficient application to obtain an annual license. The provisional cannabis license, which is valid for 12 months from the date issued, is said to be in between a temporary license and an annual license and allows a cannabis business to operate as they would under local and state regulations. Licensees issued a provisional license are expected to be diligently working toward completing all annual license requirements in order to maintain a provisional license. The Company obtained its provisional licenses in 2019 and continues to work with the State to obtain annual licensing.
The Company’s prior licenses obtained from the local jurisdictions it operated in have been continued by such jurisdictions and are necessary to obtain state licensing.
The Company has received annual licenses from each local jurisdiction in which it actively operates. Although the Company believes it will continue to receive the necessary licenses from the State to conduct its business in a timely fashion, there is no guarantee its clients will be able to do so and any failure to do so may have a negative effect on its business and results of operations.

TPCO Holding Corp.
Notes to the interim condensed consolidated financial statements
(Unaudited, in United States dollars)
For the three and nine months ended September 30, 2021 and 2020

31. Commitments and contingencies
(continued)

a)	California operating licenses (continued)

Additional regulations relating to testing that came into effect on July 1, 2018 (Phase II testing requirements) required the clients to sell products that would be non-compliant

prior to that date, causing a loss of margin due to discounts that had to be provided to ensure that such products were sold prior to July 1, 2018. Due to the additional testing requirements effective July 1, 2018, the California market and the clients experienced a shortage in supply of compliant cannabis products.

b)	Other legal matters
From time to time in the normal course of business, the Company may be subject to legal matters such as threatened or pending claims or proceedings. We are not currently a party to any material legal proceedings or claims, nor are we aware of any pending or threatened litigation or claims that could have a material adverse effect on our business, operating results, cash flows or financial condition should such litigation or claim be resolved unfavorably.

c)	Social equity fund
The Company formed Social Equity Ventures LLC during the nine months ended September 30, 2021 and is committed to an initial minimum commitment of $10,000,000 and planned annual contributions of at least 2% of net income. During the nine months
ended September 30, 2021, the Company invested $1,000,000. Refer to Note 8 for further details.

32. Financial instruments
Contingent consideration
Financial instruments recorded at fair value in the interim condensed consolidated balance sheet are classified using a fair value hierarchy that reflects the observability of significant inputs used in making the measurements.
The fair value hierarchy requires the use of observable market inputs whenever such inputs exist. A financial instrument is classified based on the lowest level of the hierarchy for which a significant input has been considered in measuring fair value.
The following table provides information about how the fair value of contingent consideration has been determined as at September 30, 2021 and January 15, 2021:

	September 30, 2021	January 15, 2021	Fair value hierarchy and technique
Contingent consideration – other	Nil	Nil	Level 3 – See (i) below
Contingent consideration – earn out shares	$9,765,114	$232,719,246	Level 3 – See (ii) below
(i)
Contingent consideration – other
– As part of the acquisition of Caliva and LCV, the Company could be required to issue shares to former shareholders based on certain liabilities, the final settlement of which is contingent on the outcome of certain events. During the nine months ended September 30, 2021, a portion of the contingency was resolved and as a result, the number of shares to be issued related to that portion became fixed. This portion of the contingent consideration was remeasured to $1,957,045 based on the fixed number of shares to be issued to the former Caliva and LCV shareholders and reclassified as equity. The remeasurement is included in the change in fair value of contingent consideration in the
interim condensed consolidated
statement
of income (loss) and comprehensive income (loss).

The remaining portion of contingent consideration could result in the issuance of a maximum number of shares of 270,000 and the fair value associated with the remaining contingent consideration is $nil.

TPCO Holding Corp.
Notes to the interim condensed consolidated financial statements
(Unaudited, in United States dollars)
For the three and nine months ended September 30, 2021 and 2020

32. Financial instruments
(continued)

(ii)
Contingent consideration – earn out shares –
The fair value of the contingent consideration was determined using a Monte Carlo simulation methodology that included simulating the stock price using a risk-neutral Geometric Brownian Motion-based pricing model over 500,000 iterations. The methodology recorded the likelihood of the stock price achieving the price hurdle associated with the payout and calculated the discounted value of the payout based on the stock price on the date the price hurdle was met and the corresponding
20-day
volume-weighted average price. During the three and nine months ended September 30, 2021, the Company recorded a gain on the change in fair value of the contingent consideration of $38,178,321 and $222,954,132, respectively.

Key Inputs	September 30, 2021	January 15, 2021
Key unobservable inputs
Expected volatility	62%	66%
Key observable inputs
Share price	$3.19	$12.66
Risk-free interest rate	0.35%	0.20%
Dividend yield	0%	0%
Number of shares	16,979,235	16,709,476
A 15% change in the following assumption will have the following impact on the fair value of the contingent consideration as at January 15, 2021:

	Original	+15%	-15%
Volatility	$232,719,246	$11,420,904	$(17,250,641)
A 15% change in the following assumption will have the following impact on the fair value of the contingent consideration as at September 30, 2021:

	Original	+15%	-15%
Volatility	$9,765,114	$9,237,376	$(6,975,068)
Interest risk
Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company is subject to minimal interest rate risk.
Credit risk
Credit risk arises from deposits with banks and outstanding trade receivables. For trade receivables, the Company does not hold any collateral as security but mitigates this risk by dealing with counterparts that management believes to be financially sound and, accordingly, does not anticipate significant loss due to non-performance.
The maximum exposure to credit risk as at September 30, 2021 approximates $224,974,740 (December 31, 2020 - $582,622,025) of cash, restricted cash and cash equivalents and accounts receivable on the interim condensed balance sheet.
As at September 30, 2021 the Company’s aging of receivables was as follows
:

September 30, 2021
0-60 day	$4,124,578
61-120 days	1,614,889

Gross receivables	5,739,467
Less allowance for doubtful accounts	(796,403)

$4,943,064

TPCO Holding Corp.
Notes to the interim condensed consolidated financial statements
(Unaudited, in United States dollars)
For the three and nine months ended September 30, 2021 and 2020

33.
COVID-19
In March 2020, the World Health Organization categorized coronavirus disease 2019
(“COVID-19”)
as a pandemic.
COVID-19
continues to impact the U.S. and other countries across the world, and the duration and severity of its effects are currently unknown. The Company continues to implement and evaluate actions to maintain its financial position and support the continuity of its business and operations in the face of this pandemic and other events.
The Company’s priorities during the
COVID-19
pandemic are protecting the health and safety of its employees and its customers, following the recommended actions of government and health authorities. In the future, the pandemic may cause reduced demand for the Company’s products and services if, for example, the pandemic results in a recessionary economic environment or potential new restrictions on business operations or the movement of individuals.
The
COVID-19
outbreak in the United States has caused business disruption both to the Company and throughout its customer base and supply chain through mandated and voluntary closings of many businesses. While this disruption is expected to negatively impact The Company’s operating results, the related financial impact and duration cannot be reasonably estimated at this time. The Company has taken and continues to take, important steps to protect its employees, customers and business operations since the beginning of the pandemic.
The Company has incurred incremental costs to implement proactive measures to prevent the spread of

COVID-19

and to mitigate the due to employee absenteeism and leaves of absence and have experienced fluctuations in our business results. Additionally, the Company closely monitors its supply chain and third-party product availability in light of the pandemic. To date, the business has not experienced negative consequences due to interruptions in its supply chain. However, the Company continues to undertake preemptive measures to ensure alternate supply sources as needed.

34. Comparative figures
Certain comparative figures have been reclassified in Note 25 to conform with current period presentation relate.

35. Subsequent events
Calma West Hollywood (“Calma”) escrow
The Company is party to a definitive agreement to acquire 100% of the equity of Calma, an operating dispensary located in West Hollywood, California for total consideration of $11,500,000 comprised of $8,500,000 in cash and $3,000,000 in equity of the Company. During the three months ended September 30, 2021, the Company paid the initial deposit of $11,500,000 cash
into escrow.
On October 1, 2021, the Company completed the first closing whereby the Company acquired 85% of the equity interest. The remaining 15% will transfer when local regulations permit. After the first closing, approximately
$8.3 million of the cash held in escrow was released to the seller and $1,500,000 was refunded to the Company. At the same time, equity of $1,500,000 was issued to the seller. The final approximately
$1.7 million remains in escrow, and upon the final closing it will be released to the Company and the Company will issue the final consideration amount of $1,500,000 in shares and release any remaining funds currently held for the purposes of a customary acquisition holdback.
The Company is in the process of evaluating and determining the fair value of the assets and liabilities acquired.
Acquisition of Coastal Companies
On October 1, 2021, the Company became party to a definitive agreement to acquire 100% of the equity of Coastal Holdings LLC (“Coastal”), including its subsidiaries. At the same time, the Company directly acquired a minority stake in one of Coastal’s dispensaries, and entered into management services agreements (“MSAs”) related to six of the Coastal dispensaries/delivery locations. The Company is in the process of obtaining approval for two additional MSAs. The Company has determined that the MSAs provide it with a controlling financial interest in Coastal and its subsidiaries.
The closing of the transaction is subject to closing conditions, most notably municipal regulatory review and approval in the geographies of each of Coastal’s dispensaries/delivery locations.

TPCO Holding Corp.
Notes to the interim condensed consolidated financial statements
(Unaudited, in United States dollars)
For the three and nine months ended September 30, 2021 and 2020

35. Subsequent events
(continued)
Total estimated consideration is comprised of $20,700,000 in upfront cash, estimated share consideration of up to

$39,880,000, and $4,500,000
to be paid when state and regulatory approvals are obtained. The upfront cash is in the form of a loan that will be forgiven over time based on obtaining regulatory approvals in various locations. If the transaction does not close, the loan will become repayable in full. The number of shares to be issued will be determined on various pricing dates as regulatory and state approval is obtained for each location, with all of the shares becoming issuable at closing.
The Company is in the process of evaluating and determining the fair value of the consideration
transferred, and the assets and liabilities acquired.
Share issuance
Subsequent to September 30, 2021, the Company issued 506,065 common shares related to RSUs that vested and the Calma West Hollywood transaction referred to above.
RSU Issuance
Subsequent to September 30, 2021, the Company issued 302,277
RSUs.
Share Repurchase Agreements
Subsequent to September 30, 2021 quarter, the Company completed its repurchase program by settling the remaining 687,500 Common Shares it was obligated to repurchase
.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Introduction
This Management’s Discussion and Analysis (“MD&A”) should be read together with other information, including our unaudited interim condensed consolidated financial statements and the related notes to those statements included in Part I, Item 1 of this Quarterly Report (the “Interim Financial Statements”). Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
Unless otherwise noted or the context indicates otherwise, in this Form
10-Q,
the “Company”, “The Parent Company”, “we”, “us” and “our” refer to TPCO Holding Corp. and its subsidiaries and joint ventures to which it is a party.
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report contains certain information that may constitute forward-looking information and forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, and under Canadian securities laws (collectively, “Forward-Looking Statements”) which are based upon the Company’s current internal expectations, estimates, projections, assumptions and beliefs. Such statements can be identified by the use of forward-looking terminology such as “expect”, “likely”, “may”, “will”, “should”, “intend”, “anticipate”, “potential”, “proposed”, “estimate” and other similar words, including negative and grammatical variations thereof, or statements that certain events or conditions “may” or “will” happen, or by discussions of strategy. Forward-Looking Statements include estimates, plans, expectations, opinions, forecasts, projections, targets, guidance, or other statements that are not statements of fact. Forward-Looking Statements in this Quarterly Report include, but are not limited to, statements with respect to:

•	the performance of the Company’s business and operations;

•	the Company’s expectations regarding revenues, expenses, liquidity and anticipated cash needs;

•	the Company’s ability to complete future strategic alliances and the expected impact thereof;

•
the Company’s ability to source investment opportunities and complete future acquisitions, including in respect of entities in the United States, the ability to finance such acquisitions, and the expected impact thereof;

•	expected future sources of financing;

•	the expected acquisition of the remaining 15% of the equity of Calma West Hollywood and the timing and impact thereof;

•	the acquisition of Coastal (as defined herein) and the expected timing and impact thereof;

•
the expected future business strategy, competitive strengths, goals, expansion and growth of the Company’s business, including operations and plans, new revenue streams and cultivation and licensing assets;

•	the Company’s ability to grow revenue and reach long-term profitability;

•	the implementation and effectiveness of the Company’s distribution platform;

•	expectations with respect to future production costs;

•	the expected methods to be used by the Company to distribute cannabis;

•	the competitive conditions of the industry;

•	laws and regulations and any amendments thereto applicable to the business and the impact thereof;

•	the competitive advantages and business strategies of the Company;

•	the application for additional licenses and the grant of licenses or renewals of existing licenses that have been applied for;

•	the medical benefits, viability, safety, efficacy, dosing and social acceptance of cannabis;

•	the Company’s future product offerings;

•	the anticipated future gross margins of the Company’s operations;

•	the Company’s ability to source and operate facilities in the United States;

•	expansion into additional U.S. and international markets;

•	expectations of market size and growth in the United States and the states in which the Company operates or contemplates future operations;

•	expectations for regulatory and/or competitive factors related to the cannabis industry generally; and

•	general economic trends.
Certain of the Forward-Looking Statements contained herein concerning the cannabis industry and the general expectations of the Company concerning the cannabis industry are based on estimates prepared by the Company using data from publicly available governmental sources as well as from market research and industry analysis and on assumptions based on data and knowledge of the cannabis industry which the Company believes to be reasonable. However, although generally indicative of relative market positions, market shares and performance characteristics, such data is inherently imprecise. While the Company is not aware of any misstatement regarding any industry or government data presented herein or information presented herein which is based on such data, the cannabis industry involves risks and uncertainties that are subject to change based on various factors, which factors are described further below. Forward-Looking Statements contained in this Quarterly Report reflect management’s current beliefs, expectations and assumptions and are based on information currently available to management, management’s historical experience, perception of trends and current business conditions, expected future developments and other factors which management considers appropriate. With respect to the Forward-Looking Statements contained in this Quarterly Report, the Company has made assumptions regarding, among other things:

(i) its ability to generate cash flows from operations and obtain any necessary financing on acceptable terms; (ii) general economic, financial market, regulatory and political conditions in which the Company operates; (iii) the output from the Company’s operations; (iv) consumer interest in the Company’s products; (v) competition; (vi) anticipated and unanticipated costs; (vii) government regulation of the Company’s activities and products and in the areas of taxation and environmental protection; (viii) the timely receipt of any required regulatory approvals; (ix) the Company’s ability to obtain qualified staff, equipment and services in a timely and cost efficient manner; (x) the Company’s ability to conduct operations in a safe, efficient and effective manner; (xi) the Company’s ability to meet its future objectives and priorities; (xii) the Company’s access to adequate capital to fund its future projects and plans; (xiii) the Company’s ability to execute on its future projects and plans as anticipated; (xiv) industry growth rates; and (xv) currency exchange and interest rates.
Readers are cautioned that the above list of cautionary statements is not exhaustive. Known and unknown risks, many of which are beyond the control of the Company, could cause actual results to differ materially from the Forward-Looking Statements in this Quarterly Report. Such lists include, without limitation, those discussed under the heading “Item 1A. Risk Factors” in Amendment No. 3 to the Company’s Registration Statement on Form 10 filed with the Securities and Exchange Commission (the “SEC”) on October 27, 2021 as updated by the amended risk factor included in Part II, Item 1A of this Form 10-Q and any subsequent quarterly reports on Form 10-Q. The purpose of Forward-Looking Statements is to provide the reader with a description of management’s expectations, and such Forward-Looking Statements may not be appropriate for any other purpose. You should not place undue reliance on Forward-Looking Statements contained in this Quarterly Report. Although the Company believes that the expectations reflected in such Forward-Looking Statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Forward-Looking Statements contained herein are made as of the date of this Quarterly Report and are based on the beliefs, estimates, expectations and opinions of management on the date such Forward-Looking Statements are made. The Company undertakes no obligation to update or revise any Forward-Looking Statements, whether as a result of new information, estimates or opinions, future events or results or otherwise or to explain any material difference between subsequent actual events and such Forward-Looking Statements, except as required by applicable law. The Forward-Looking Statements contained in this Quarterly Report are expressly qualified in their entirety by this cautionary statement.
Part 1 – Business Overview
The Company is a vertically-integrated cannabis company based in the United States focused on the recreational and wellness markets. The Company’s portfolio consists of high quality vertically-integrated seed-to-sale
operations in California, with a focus on differentiated branded products and direct-to-consumer
distribution. The Company’s platform was designed to create one of the largest, most socially responsible and culturally impactful companies in California, producing consistently high quality, well-priced products and culturally relevant brands that are distributed to third-party retailers as well as direct-to-consumer
via a delivery service and strategically located retail locations. A full portfolio of products and brands that seek to appeal to a broad range of user groups, need-states and occasions, offered at all price points, and with unique brand value propositions, are produced at low cost and high caliber of quality through vertically-integrated cultivation, sourcing and manufacturing. The Company believes its wholly-owned delivery and retail outlets will allow it to achieve high gross-margins on many of its products, forge one-on-one
relationships between its brands and consumers and collect proprietary consumer data and insights. While the Company is focused on the recreational and wellness markets, a small portion (estimated to be less than 1%) of its revenues is derived from cannabis and products containing cannabis used by medical cannabis patients in accordance with applicable state law, but for which no drug approval has been granted by the United States Food and Drug Administration (where use may include inhalation, consumption, or application).
The Company’s operational footprint spans cultivation, extraction, manufacturing, distribution, brands, retail and delivery. The management team and directors of the Company bring together deep expertise in cannabis, consumer packaged goods, investing and finance from start-ups
to publicly traded companies. The Company aims to leverage its collective industry experience to ensure a highly synergistic and strategic transaction is executed.
As at September 30, 2021, the Company views its business as having the following two sales channels:

1)
Direct to Consumer (retail, pick up and delivery): the Company currently operates five omni-channel retail locations: two in northern California, two in central California, one in southern California and four consumer delivery hubs. Further, on October 4, 2021, the Company announced that it had signed definitive agreements to acquire Coastal Holding Company, LLC (“Coastal”). Coastal is a retail dispensary license holder and operator with six retail licensed locations, five of which are currently operating and two delivery depots.

2)
Wholesale: the Company directly sells first party and selected third party products into 450 dispensaries across California, leveraging a combined in-house
sales team from its subsidiaries CMG Partners, Inc. (“Caliva”) and Left Coast Ventures, Inc. (“LCV”), as well as the two distribution centers in San Jose and Costa Mesa, respectively. Additional wholesale revenue comes from sales of sourced bulk flower and oil produced in house.

Revenues from these two sales channels were as follows:

	Three-months ended September 30, 2021	Nine-months ended September 30, 2021
Direct to consumer	$12,793,900	$34,372,371
Wholesale	26,871,159	99,413,233

	$39,665,059	133,785,604

As the Company continues to scale and integrate its business, it is incurring operating losses. The Company’s loss from operations for the three months ended September 30, 2021 and September 30, 2020 totaled $595,806,420 (including impairment charges of $570,300,047) and $371,666, respectively, and for the nine months ended September 30, 2021 and September 30, 2020 totaled $764,869,303 (including impairment charges of $645,199,154) and $794,795, respectively. The comparative period results are not representative of the current operations as they were before the closing of the “qualifying transaction” whereby Subversive Capital Acquisition Corp, a special purpose acquisition company, acquired all of the equity of Caliva and LCV to form The Parent Company (the “Qualifying Transaction”). Accordingly, the comparative period results represent only the operating losses of the Company while it was a special purpose acquisition corporation. The Company is focused on reducing operating losses as it scales and integrates its businesses.
Through a combination of (i) professional leadership, including the addition of Troy Datcher on September 8, 2021, (ii) vertical operations, (iii) technology and data driven practices, (iv) brand and product expertise, (v) as well as social justice and equity advocacy, the Company intends to set the example globally as a best-in-class
cannabis operation. In addition, the Company plans to pursue a continued M&A strategy to accelerate growth, market share gains and profitability.
Third Quarter Highlights
New Chief Executive Officer
On August 16, 2021, the Company announced that it had appointed Troy Datcher to serve as the Company’s new Chief Executive Officer, effective September 8, 2021. Mr. Datcher joins The Parent Company from The Clorox Company, where he most recently served as Senior Vice President and Chief Customer Officer responsible for the Company’s worldwide sales organization. During his tenure, Mr. Datcher deployed global sales plans for over $6.7 billion in annual revenue across The Clorox Company’s vast portfolio of brands. Mr. Datcher’s historic appointment represents the first time a Black CEO will lead a major public U.S. cannabis organization.
New San Diego Location
On July 16, 2021 the Company announced the launch of its newest delivery hub in Chula Vista, California, to provide improved access to The Parent Company’s quality cannabis products through Caliva’s on-demand
direct-to-consumer
platform. The new hub services an area covering an additional 3.3 million residents of the greater San Diego area, expanding the reach of the Company to directly service an area covering approximately 60% of California’s population. Located in California’s second largest city, the Chula Vista delivery hub reinforces the Company’s omnichannel growth strategy and efforts to improve accessibility of high-quality cannabis products throughout California. As a direct result of The Parent Company’s expansion plans throughout the state, its Caliva brand has seen an over 20% increase year-over-year (i.e. 60% coverage to 80% coverage with the entry into management service agreements in connection with the pending Coastal acquisition subsequent to September 30, 2021) in the number of customers they are able to service through its direct-to-consumer
platform. The new Chula Vista delivery hub offers a promising market for the brand, with the city of San Diego itself representing a population that has spent over $200 million on cannabis over the past 12 months. The delivery hub will also provide 20 to 30 new job opportunities for the local Chula Vista community. Caliva’s customers will now be able to order products on-demand
or
pre-order
up to a week in advance and select a time that is most convenient for them to receive their delivery. The Chula Vista delivery hub services an area that extends from San Juan Capistrano, though Oceanside and onto San Ysidro.
New DELI by Caliva Location
On August 13, 2021, the Company announced the opening of its latest DELI by Caliva location in Hanford. The new store will service the Central Valley in conjunction with the brand’s existing operational delivery hub, which increased the Company’s consumer reach to 65% of the largest legal cannabis market in the country. The opening of the new DELI by Caliva location marks the Company’s retail entrance into the Hanford community, which was previously supplied by the brand’s in-house
delivery service via Caliva.com or through Caliva’s App. DELI’s expert wellness consultants are available to assist customers at every stage of their cannabis journey and advise which products are best suited to each individual’s needs. In addition to convenient contactless payment options, customers can also order ahead online through Caliva.com for in-store
or curbside pickup. The retail location will cater to the Central Valley by offering the communities of Hanford and Fresno weekly special menus and daily demos and deals from top brands.
DELI by Caliva stores are modeled after old school delicatessens, with every detail from ticketed numbers to the iconic deli countertop to bar stools all in place. DELI caters to those looking for quality cannabis at neighborhood-friendly prices. In addition to offering DELI by Caliva products, one of the Company’s house of brands, the retail store also carries other The Parent Company product lines such as Caliva, Fun Uncle and MONOGRAM, Shawn
‘JAY-Z’
Carter’s cannabis line, as well as other popular third party brands.
Launch of Fun Uncle Live Resin Cruisers
On July 12, 2021, the Company announced that it has extended its value product offerings with the introduction of Fun Uncle Cruisers with Live Resin full gram vape cartridges available in four strains at the affordable price point of $36.

The product line expansion features live resin — a premium ingredient valued for its retention of cannabinoid, terpene, and flavor profiles that delivers a full spectrum of effects — and launched as consumers celebrated “Oil Day” on 7/10. Cruisers vapes were introduced in late March 2021. According to data from BDSA, a provider of market research solutions for the global cannabinoid industry, for the month of September 2021 with respect to the California market, the Fun Uncle brand ranked #11 in brand sales, with the brand’s flavors of Berry Gelato ranking #2 and Strawberry Cough ranking #13 respectively in unit sales.
The launch of Cruisers with Live Resin extends this approachable and affordable product line to consumers seeking the robust flavor and enhanced experience that live resin products deliver. Cruisers with Live Resin are currently available to California consumers through Caliva.com, Distillate for Fun Uncle Cruisers is produced by leveraging The Parent Company’s in-house
extraction operations, which sources high quality cannabis flower from a network of over 500 California growers in California.
Fun Uncle is a retro-stylized line of premium value cannabis, paying homage to marijuana’s early heyday, with low prices reminiscent of the past to match. The introduction of Fun Uncle Cruisers with Live Resin follows on the heels of the recent launch of Cruisers vapes, the brand’s first vape offering. Cruisers with Live Resin feature one full gram sold at retail for $36, packaged in reliable CCELL Universal Cartridges, and available in four strains:
 Sour Tangie
,
 Tropic Thunder
,
 Golden Pineapple
 and
 Paris OG
. Cruisers with Live Resin leverage The Parent Company’s extraction process with the aim of delivering high-quality, potent distillate that is blended with high-terpene extract from flash-frozen
flower. Incorporating this fresh and delicious live resin into the formula is intended to ensure that consumers enjoy a full-spectrum of cannabinoids, terpenes and flavor, while the distillate keeps both the price tag friendly and the potencies high, with each strain testing over 75% THC.
Expansion of Product Portfolio with Launch of “Well by Caliva” Lotions and Tinctures
On August 24, 2021, the Company announced the launch of a new line of wellness products, Well by Caliva. The line offers lotions and tinctures in three categories—Well Balanced, Well Rested and Well Relieved—allowing consumers to pick the products that best cater to their needs. Launched in August during National Wellness Month, The Parent Company’s new line of wellness focused products seek to meet consumers and their desired effects head on. The launch of the wellness line marks The Parent Company’s first
CBD-
and THC-based line of self-branded wellness geared products under the Caliva label, Well By Caliva. The line was created with the evolving needs of consumers in mind, with recent data demonstrating that the top reasons for cannabis use overwhelmingly include relaxation, improving sleep quality and pain management. This year alone, topicals and sublinguals have seen a 10% and 12% increase in revenue, respectively, as consumers seek out the benefits of cannabis in form factors that they can incorporate into their overall health and wellness regimen for relief and rest.

Well by Caliva lotions are THC rich and come in two forms: Muscle & Joint Lotion and Head, Neck & Shoulder Lotion. The brand’s Well Relieved Muscle & Joint Lotion offers a blended 1:2 CBD:THC ratio with the addition of clove and frankincense essential oils for a warm, spicy aroma. The Well Relieved Head, Neck & Shoulder Lotion offers the highest THC concentration of any Well by Caliva topical with a 0:1 CBD:THC ratio and lavender essential oil. Every 1.7oz bottle of Well lotion contains over 300mg of cannabinoids and retails for $29.50. The 15mL bottles include 30 doses each and are available in three different CBD:THC ratios for $29 each. Caliva’s Well Relieved
CBD-rich
formula, with a 20:1 CBD:THC ratio, is designed for those seeking to enhance their whole body wellness routine. Caliva’s Well Balanced Tincture features a 4:1 CBD:THC ratio to help consumers zero in on the task at hand and Caliva’s Well Rested Tincture, featuring a 1:1 CBD:THC ratio, is a more potent formula designed to help consumers wind down from the day.
Launch of Shoppable Cannabis App on Apple
On July 19, 2021 the Company announced the launch of an upgraded, shoppable app available through Apple’s App Store, allowing California-based consumers to make cannabis purchases through the app and to receive rewards through the Company’s integrated loyalty program, Caliva CLUB. The shoppable Caliva app is available for download now through the Apple App Store for consumers 21 and older throughout California.

Following Apple’s recent announcement allowing for
in-app
cannabis purchases, the Caliva app was among the first to be fully integrated with shopping capabilities, allowing customers to browse products, complete their purchase, schedule a delivery and track their order to see when it is out for delivery or ready for pickup. Throughout the shopping process, expert wellness consultants staff the online chat for questions. In addition to this new, convenient way to purchase cannabis products, the app includes a variety of rewards opportunities. It serves as a hub for the Company’s Caliva CLUB loyalty program, allowing customers to earn cash reward points through in-app
purchases and referrals, in store and online.
In accordance with California state and local laws, all sales must be made by consumers aged 21 or older. Note that IDs are verified at several stages throughout the purchase and delivery process.
Corporate Development
Mercer Park Brand
On July 2, 2021, the Company announced that its previously announced conditional agreement to complete a $50,000,000 strategic investment in Glass House Group, Inc. through a private placement offering by Mercer Park Brand Acquisition Corp. had been terminated.

Lock-up
Agreements
On July 28, 2021, the Company entered into
lock-up
agreements with certain members of the Company’s leadership team and the entire board of directors who held approximately 33,000,000 issued and outstanding common shares of the Company (the “Common Shares”). Pursuant to the lock-up
agreements, each counterparty has agreed that, subject to certain exceptions, they will not, without the written consent of the Company, sell, pledge, grant any option, right or warrant for the sale of or otherwise lend, transfer assign or dispose of any of their locked-up
shares until January 28, 2022.
Jayden’s Journey
On August 2, 2021, the Company, through its wholly owned subsidiary Caliva CARECE1 LLC, acquired all of the issued and outstanding equity interests of Kase’s Journey Inc., an operating retail dispensary located in Ceres, California, from the existing shareholders for $1,300,000 cash, subject to adjustments, and $1,221,902 of consideration payable.
Share Repurchase Agreements
On July 29, 2021, the Company entered into automatic share repurchase agreements with certain employees to repurchase no more than 1,725,000 Common Shares that had been issued as part of the Qualifying Transaction. The Common Shares will be repurchased at market value over a three-month period beginning September 1, 2021, and then subsequently cancelled. As at September 30, 2021, 1,037,500 Common Shares had been purchased under these agreements. Subsequent to September 30, 2021 quarter, the Company completed its repurchase program for an aggregate of 1,725,000 Common Shares.
Sacramento Distribution Hub Acquisition
On August 16, 2021, the Company, through its wholly owned subsidiary TPCO US Holding LLC, acquired all of the issued and outstanding membership interests of Martian Delivery LLC, an operating retail dispensary located in the City of Sacramento, California, from the existing shareholders for $237,500 cash and $237.500 in promissory notes payable.
The acquisition allowed the Company to further expand its distribution reach through the acquisition of an additional distribution hub located in Sacramento, California. The new hub will service an area covering an additional 2.4 million residents of the greater Sacramento area. Delivery service is now available from the new hub, offering consumers in the region access to the Company’s entire suite of high-quality products through caliva.com.
Normal Course Issuer Bid
On August 16, 2021, the Company announced that the Neo Exchange Inc. (the “Exchange”) had accepted the Company’s notice of intention to commence a Normal Course Issuer Bid (the “Common Share Bid”) for Common Shares and a Normal Course Issuer Bid (the “Warrant Share Bid” and, together with the Common Share Bid, the “Bids”) for the Company’s Share Purchase Warrants to acquire Common Shares (the “Warrants”).
Pursuant to the Bids, the Company may repurchase on the open market (or as otherwise permitted), up to 4,912,255 Common Shares and 1,791,875 Warrants, representing approximately 5% of the issued and outstanding of each of the Common Shares and the Warrants (within the meaning of the rules of the Exchange), subject to the normal terms and limitations of such bids. Notwithstanding the foregoing, the Bids are subject to an aggregate cap of $25,000,000. The Company may purchase its Common Shares and Warrants at its discretion during the period commencing on August 18, 2021, and ending on the earlier of (i) August 17, 2022, (ii) $25,000,000 of purchases under the Bids, and (iii) the completion of purchases under the applicable Bid. Notwithstanding the foregoing, the Company did not commence purchases under the Bids until the expiry of its regular self-imposed quarterly blackout period.
Under the Exchange rules, during the six months ended July 30, 2021, the average daily trading volume on all marketplaces of the Common Shares and the Warrants was 540,578 and 67,477, respectively and, accordingly, daily purchases on the Exchange pursuant to the Bids are limited to 135,144 Common Shares and 16,869 Warrants (other than purchases made pursuant to the block purchase exception) which represents 25% of the average daily trading volume. The actual number of Common Shares and Warrants which may be purchased pursuant to the Bids and the timing of any such purchases will be determined by the Company, subject to applicable law and the rules of the Exchange. As of September 30, 2021, the Company had 97,179,378 Common Shares and 35,837,500 Warrants issued and outstanding.
Purchases pursuant to the Bids are expected to be made through the facilities of the Exchange, or such other permitted means (including through alternative trading systems), at prevailing market prices or as otherwise permitted. The Bids will be funded using existing cash resources and any Common Shares and Warrants repurchased by the Company under the Bids will be cancelled.
The Parent Company may establish an automatic securities purchase plan in connection with the Bids under which a designated broker could purchase Common Shares and/or Warrants pursuant to the Bids during times when the Company would ordinarily not be permitted to purchase its Common Shares or Warrants due to regulatory restrictions or self-imposed blackout periods. Any such plan would be subject to the prior approval of the Exchange.

The Board believes that the market price of the Common Shares may from time to time not reflect the underlying value of The Parent Company, specifically its growth opportunities, and that the proposed purchasing of its Common Shares is in the best interests of The Parent Company and represents an appropriate use of corporate funds.
Since the commencement of the Bids, the Company has repurchased 157,600 Common Shares for approximately $600,000, excluding commissions.
S
ubsequent Events
Calma West Hollywood definitive agreement
The Company is party to a definitive agreement dated June 28, 2021 to acquire 100% of the equity of Calma West Hollywood, an operating dispensary located in West Hollywood, California for total consideration of $11,500,000 comprised of $8,500,000 in cash and $3,000,000 in equity of the Company. On October 1, 2021 the Company closed the first tranche of its acquisition of Calma West Hollywood with the acquisition of 85% of Calma’s outstanding equity which is the maximum allowed by the City of West Hollywood. The Company expects to complete the second legal closing for the remaining 15% of Calma’s equity during 2022, as local regulations permit.
Acquisition of Coastal
On October 1, 2021, the Company became party to a definitive agreement to acquire 100% of the equity of Coastal Holdings LLC (“Coastal”), including its subsidiaries. At the same time, the Company directly acquired a minority stake in one of Coastal’s dispensaries, and entered into management services agreements (“MSAs”) related to six of the Coastal dispensaries/delivery locations. The Company is in the process of obtaining approval for two additional MSAs. The Company has determined that the MSAs provide it with a controlling financial interest in Coastal and its subsidiaries. The closing of the transaction is subject to closing conditions, most notably municipal regulatory review and approval in the geographies of each of Coastal’s dispensaries/delivery locations.
Founded in 2018 in Santa Barbara, Coastal is a retail dispensary license holder and operator with six retail licensed locations, five of which are currently operating and two delivery depots. Coastal’s operating dispensaries are located in Santa Barbara, Pasadena, West Los Angeles, Stockton and Vallejo. Coastal is also engaged in construction for another retail license location in Northern California and operating delivery depots in Santa Barbara and San Luis Obispo. Coastal serves over 1,000 people per day, in their stores and online.
With the entry to the MSAs, The Parent Company’s current California retail store and delivery depot footprints are eleven and six, respectively, giving the Parent Company one of the largest operating retail dispensary and delivery hubs in the State with an expanded reach to over 80% of California’s population.
Form 10 Registration Statement
On October 11, 2021, the Company announced that its amended registration statement on Form 10 (the “Registration Statement”) originally filed with the SEC on August 9, 2021, became effective on October 8, 2021. The Registration Statement registered the Common Shares and Warrants (collectively, the “Securities”) under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) in advance of potentially being permitted to list the Common Shares and the Warrants on the New York Stock Exchange or the Nasdaq Stock Market. As a result of the registration of the Securities, the Company will, among other things, now file periodic (Forms
10-K
and
10-Q)
and current (Form
8-K)
reports with the SEC.
Share issuance
Subsequent to September 30, 2021, the Company issued 506,065 common shares related to RSUs that vested and the Calma West Hollywood transaction referred to above.
RSU Issuance
Subsequent to September 30, 2021, the Company issued 302,277 RSUs.
Management’s Use of
Non-GAAP
Measures
This MD&A contains certain financial performance measures, including “EBITDA” and “Adjusted EBITDA,” that are not recognized under GAAP and do not have a standardized meaning prescribed by GAAP. As a result, these measures may not be comparable to similar measures presented by other companies. For a reconciliation of these measures to the most directly comparable financial information presented in the Financial Statements in accordance with GAAP, see the section entitled “Reconciliation of
Non-GAAP
Measures” of this MD&A.
EBITDA
We believe EBITDA is a useful measure to assess the performance of the Company as it provides more meaningful operating results by excluding the effects of expenses that are not reflective of our underlying business performance and other one-time
or
non-recurring

expenses. We define EBITDA as net income (loss) before (i) depreciation and amortization; (ii) income taxes; and (iii) interest expense and debt amortization.
Adjusted EBITDA
We believe Adjusted EBITDA is a useful measure to assess the performance of the Company as it provides more meaningful operating results by excluding the effects of expenses that are not reflective of our underlying business performance and other one-time or non-recurring expenses. We define Adjusted EBITDA as EBITDA adjusted to exclude extraordinary items, non-recurring items and, other non-cash items, including, but not limited to (i) stock-based compensation expense, (ii) fair value change in contingent consideration and investments measured at FVTPL (iii) non-recurring legal and professional fees, human-resources, inventory and collections-related expenses, (iv) extra ordinary expenses related to COVID-19 (v) intangible and goodwill impairments and loss on disposal of assets, (vi) transaction costs related to merger and acquisition activities, and (vii) non-cash sales and marketing expenses.
Results of Operations

	Three-months ended		Nine-months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Sales	$39,665,059	$—	$133,785,604	$—
Cost of sales	33,577,226	—	115,873,627	—

Gross profit before fair value adjustments	6,087,833	—	17,911,977	—
Impairment loss	570,300,047	—	645,199,154	—
Operating expenses	31,594,206	371,666	137,582,126	794,795

Loss from operations	(595,806,420)	(371,666)	(764,869,303)	(794,795)
Other
Interest income	1,038,139	155,416	1,086,418	2,244,416
Interest expense	(1,133,341)	—	(3,728,576)	—
Gain on debt forgiveness	—	—	3,358,686	—
Loss on disposal of assets	(137,042)	—	(3,656,707)	—
Change in fair value of investments at FVTPL	(768,030)	—	(418,818)
Change in fair value of contingent consideration	38,178,321	—	220,997,087	—
Other income	123,946	—	2,748,843	—

	37,301,993	155,416	220,386,933	2,244,416

Income (loss) before income taxes	(558,504,427)	(216,250)	(544,482,370)	1,449,621
Income tax benefit	(2,845,623)	—	8,018,073	—

Net income (loss) and comprehensive income (loss)	$(561,350,050)	$(216,250)	$(536,464,297)	$1,449,621

Earnings (loss) per share
Basic and Diluted	$(5.70)	$(0.00)	$(5.72)	$(0.05)
Weighted average number of common shares
Basic and Diluted	98,421,935	15,218,750	93,802,606	15,218,750
Prior to the closing of the Qualifying Transaction on January 15, 2021, the Company was a special purpose acquisition company that did not conduct any commercial operations and had no revenues or significant operating expenses. The Company reminds readers that the operating results of Caliva and LCV included in the Company’s interim financial statements for the nine months ended September 30, 2021 are only from January 15, 2021 (the date of closing of the Qualifying Transaction).
Management focused its efforts during the nine months ended September 30, 2021 on integration activities for the Qualifying Transaction, sub-leasing
non-core
real estate properties, strategic acquisitions and the disposition of non-core
assets as well as the implementation of an approximate 10% head count reduction.

Sales Revenue
The Company’s sales revenues for the three and nine months ended September 30, 2021 was $39,665,059 and $133,785,604 compared to $nil an $nil in the corresponding periods in the prior year. The increase in revenue in the three and nine months ended September 30, 2021 is due to closing the Qualifying Transaction on January 15, 2021.
Revenue by sales channel for the three and nine months ended September 30, 2021 was as follows:

	Three-months ended September 30, 2021	Nine-months ended September 30, 2021
Direct to consumer	$12,793,900	$34,372,371
Wholesale	26,871,159	99,413,233

	$39,665,059	133,785,604

Direct to Consumer (Retail, Pick up, Delivery)
As of September 30, 2021, the Company operated five omni-channel retail locations and four consumer delivery hubs. We have two store brands, our flagship store brand, Caliva, at 1695 S 7 th
St in San Jose, and our neighborhood store brand, Deli by Caliva, located at 92 Pullman Way in San Jose and at 9535 Artesia Blvd Bellflower. All
pick-up
and delivery online orders are through Caliva’s website.
Revenues earned from direct to consumer sales in the three and nine months ended September 30, 2021 totaled $12,793,900 and $34,372,371 respectively (three and nine months ended September 30, 2020: $nil and $nil).
As reflected in 3rd party data reports like Cannabis Benchmarks, the wholesale flower market pricing decreased in the third quarter of 2021. Indoor flower experienced an approximately 15% decrease in price per pound from July to October. Historically, the third calendar quarter has been the strongest quarter for wholesale flower pricing. The Company is subject to price fluctuations in flower, both indoor and outdoor. A chart showing price movements between August 27, 2021 and October 22, 2021 is below:

Wholesale
The Company directly sells first party and selected third party products into 450 dispensaries across California, leveraging a combined in-house
sales team from Caliva and LCV, as well as the two wholesale distribution centers in San Jose and Costa Mesa, respectively.
Our Wholesale segment also includes the bulk business and consists of distillate oil manufacturing, bulk flower sales, flower processing and white label services.
Revenues earned from Wholesale sales in the three and nine months ended September 30, 2021 totaled $26,871,159 and $99,413,233 respectively (three and nine months ended September 30, 2020: $nil and $nil).
Gross Profit
Gross Profit reflects our revenue less our production costs primarily consisting of labor, materials, consumable supplies, overhead, amortization on production equipment, shipping, packaging and other expenses required to produce cannabis products.

The Company’s gross profit for the three and nine months ended September 30, 2021 was $6,087,833 and $17,911,977, an increase of $6,087,833 and $17,911,977 from the three and nine months ended September 30, 2020, a period when the Company had no meaningful operations. This increase was due to the closing of the Qualifying Transaction.
Operating Expenses

	Three months ended		Nine-months ended
	September 30, 2021	30-Sep-20	30-Sep-21	30-Sep-20
	2021	2020	2021	2020
General and administrative	$9,917,406	$371,666	$32,557,840	$794,795
Sales and marketing	4,584,375	—	38,048,443	—
Salaries and benefits	9,022,933	—	27,244,215	—
Stock compensation expense	3,612,656	—	17,450,820	—
Lease expense	1,136,914	—	3,455,582	—
Depreciation	940,923	—	2,864,125	—
Amortization of intangible assets	2,378,999	—	15,961,101	—

	$31,594,206	$371,666	$137,582,126	$794,795

Operating expenses primarily include salaries and benefits, professional fees, rent and facilities expenses, travel-related expenses, advertising and promotion expenses, licenses, fees and taxes, office supplies and pursuit expenses related to outside services, stock-based compensation and other general and administrative expenses.
The Company recorded operating expenses of $31,594,206 and $137,582,126 in the three and nine months ended of September 30, 2021 compared to $371,666 and $794,795 in the three and nine months ended September 30, 2020. The increased operating expenses is due to the closing of the Qualifying Transaction on January 15, 2021, whereas during the three and nine months ended September 30, 2020, the Company was a special purpose acquisition company with expenses consisting primarily of professional fees associated with its public listing and with seeking a qualifying transaction.
General and administrative costs increased to $9,917,406 and $32,557,840 respectively in the three and nine months ended September 30, 2021 from $371,666 and $794,795 due to the consolidation of businesses acquired in the Qualifying Transaction.
Salaries and benefits totaled $9,022,933 and $27,244,215 in the three and nine months ended September 30, 2021 compared to $nil and $nil in the comparative period also due to the first time consolidation of the businesses acquired in the Qualifying Transaction.
The Company incurred sales and marketing expenses of $4,584,375 and $38,048,443 in the three and nine months ended September 30, 2021, compared to $nil and $nil in the corresponding periods in the prior year. Of the $38,048,443 of sales and marketing expenses, $25,000,000 was settled in Common Shares (and thus a non-cash
expense). Stock based compensation of $3,612,656 and $17,450,820 respectively, in the three and nine months ended September 30, 2021 and depreciation & amortization of $3,319,922 and $18,825,226, respectively, are also non-cash
expenses.
Non-Cash
Impairment
In accordance with Accounting Standard Codification (ASC) Topic 350, the Company is required to assess its goodwill and other indefinite-lived intangible assets for impairment annually or in between tests if events or changes in circumstances indicate the carrying value of its assets may not be recovered. Further, under ASC 360, the Company is required to asset definite lived-intangible assets and long-lived assets whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.
Our third quarter of 2021 results include a non-cash goodwill and intangible asset impairment charge of $570,300,047 (September 30, 2020: $nil).
Based on the softening of the California cannabis market during the three months ended September 30, 2021, the Company determined that an impairment test was appropriate. As part of the impairment assessment, the Company’s future forecasts considered changes in cash flow estimates due to lower flower and oil prices realized during the third quarter of 2021. While the Company remains optimistic that cannabis legalization will occur, our expected future cash flows reflect the current tax and regulatory environment. The issues faced by the Company are not unique to our operations as the entire California cannabis market has been significantly impacted in the last quarter. The Company continues to focus on activities to create long term shareholder value with the signing of the Coastal and Calma transactions.
Furthermore, the Company would like to highlight that of the consideration paid for the Qualifying Transactions, $232,719,246 related to non-cash contingent consideration. This amount is potential additional consideration issuable, if and when, the stock price reaches certain thresholds. During the nine months ended September 30, 2021, the Company recorded a gain on contingent consideration of $220,997,087 which is reflected in the statement of operations.
The impairment charge is an adjustment that does not affect the Company’s cash position.
For the nine months ended September 30, 2021, the Company recorded impairment charges of $645,199,154 as the period includes an impairment loss related to the disposition of the Company’s hemp-derived CBD business earlier in the year compared to $nil in the nine months ended September 30, 2020. Impairment charges are an adjustment that do not affect the Company’s cash position or cash flow from operating activities. There is no guarantee as to whether further impairment charges will or will not occur in the future. Please review the Company’s disclosure under the heading “Risk Factors” in The Parent Company’s amended registration statement on Form 10 originally filed with the Securities and Exchange Commission (the “SEC”) on August 9, 2021, which is available on the SEC’s website at www.sec.gov and on SEDAR at
www.sedar.com
.

The following is a detailed summary of the impairment losses recorded by the Company:

	Three months ended		Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

Right-of-use assets (i)	$72,529	$—	$820,616	$—
Assets held for sale (ii)	—	—	16,120,633	—
Non-THC business (iii)	—	—	58,030,387	—
Impairment (See Note 10 to financials)	570,227,518	—	570,227,518	—

	$570,300,047	$—	$645,199,154	$—

(i) During the nine months ended September 30, 2021, the Company recognized an impairment loss of $820,616 in operating expenses on two property leases where the Company has vacated the premises.
(ii) In May 2021, the Company became committed to a plan to sell three licenses and transfer the related right of use asset and lease liability, which were acquired as part of the Caliva OG Enterprises Branding, Inc. (“OGE”) and LCV acquisitions on January 15, 2021. Prior to reclassification to assets held for sale, the assets were tested for impairment. As a result, the cost bases of the intangible assets were written down to $650,000, resulting in an impairment loss of $15,845,313. During the three months ended September 30, 2021, the Company recognized measurement period adjustments related to these intangible assets. Similarly, the Company recognized an impairment loss of $275,320 on right-of-use
assets. During the three months ended September 30, 2021, the Company sold the license acquired from Caliva and OGE.
The carrying amounts of assets in the disposal group are as follows:

September 30, 2021
Intangible assets	$400,000
Right-of-use assets	2,215,440

$2,615,440

The carrying amounts of liabilities in the disposal group are as follows:

September 30, 2021
Current portion of lease liabilities	$337,292
Deferred tax liability	64,456
Lease liabilities	1,958,139

$2,359,887

The fair value of the disposal group of $255,553 is management’s best estimate and is based on negotiations that were occurring around the end of the reporting period. The accounting for the acquisitions is provisional and subject to adjustment. Therefore, the intangible assets and deferred taxes in the disposal group are also provisional until management has finalized the accounting for the acquisitions.
(iii) During the three months ended March 31, 2021, the Company became committed to a plan to sell its non-THC
business, which was acquired as part of the Caliva and OGE and LCV acquisitions on January 15, 2021. As a result of the decision to sell, the assets were tested for impairment and an impairment loss of $52,796,616 of goodwill and $5,233,771 of intangible assets was recognized. The disposal group did not represent a separate major line of business, and for that reason it has not been disclosed as discontinued operations for the three and nine months ended September 30, 2021. During the nine months ended September 30, 2021, the Company disposed of the non-THC
business. The accounting for the acquisitions is provisional and subject to adjustment. Therefore, the carrying amount of the goodwill, intangible assets and deferred taxes of the net assets disposed are also provisional until management has finalized the accounting for the acquisitions.
Other Items
Interest (expense)
In the three and nine months ended September 30, 2021 the Company recorded interest expense of $1,113,341 and $3,728,576 respectively, the majority of which relates to interest expense on lease accounting for the Company’s right of use leases.

Gain on debt forgiveness
The Company recorded gain of $nil and $3,358,686 on the forgiveness of Payroll Protection Program (PPP) loans during the three and nine months ended September 30, 2021 (three and six months ended June 30, 2020: $nil).
Contingent consideration
In the three and nine months ended September 30, 2021, the Company recorded a gain on the change in the fair value of contingent consideration of $38,178,321 and $220,997,087 respectively due to a decline in its Common Share price from January 15, 2021 through to September 30, 2021 with no such item in the three and nine months ended September 30, 2020. The Company agreed to pay certain contingent consideration in connection with its Qualifying Transaction. This contingent consideration will be fair valued at each quarter-end
and the gain or loss recorded in the statement of operations and comprehensive income (loss) will be inversely related to the movement in the Company’s Common Share price.
Net Income (loss) and Comprehensive Income (Loss)
In the three and nine months ended September 30, 2021, the Company recorded net loss of $561,350,050 and $536,464,297 compared with a loss of $216,250 and net income of $1,449,621 in the corresponding periods in the prior year. The significant losses reported in the three and nine months ended September 30, 2021 is due to impairment losses $570,300,047 and $645,199,154 respectively. These impairment losses were offset to some extent by gains in changes in contingent consideration of $38,178,321 and $220,997,087 in the three and nine months ended September 30, 2021 respectively.
Excluding impairment losses, the Company has otherwise generated a loss from operations of $25,506,373 and $119,670,149 respectively for the three and nine months ended September 30, 2021 (three and nine months ended September 30, 2020: $371,666 and $794,795 respectively).
Reconciliation of
Non-GAAP
Measures
A reconciliation of EBITDA and Adjusted EBITDA to the most directly comparable measure determined under GAAP is set out below.

	Three-months ended		Nine-months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net (income) loss and comprehensive (income) loss	$(561,350,050)	$(216,250)	$(536,464,297)	$1,449,621
Income tax	2,845,623	—	(8,018,073)	—
Depreciation and amortization	3,319,922	—	18,825,226	—
Interest expense and debt amortization	1,133,341	—	3,728,576	—

EBITDA	(554,051,164)	(216,250)	(521,928,568)	1,449,621

Adjustments:
Share based compensation expense	3,612,656	—	17,450,820	—
Other non-recurring items:
Fair value change of contingent consideration	(38,178,321)	—	(220,997,087)	—
Loss on disposal of assets	137,042	—	3,656,707	—
Change in fair value of investments at FVTPL	768,030	—	418,818	—
Impairment loss	570,300,047	—	645,199,154	—
Other taxes	—	—	2,243,441	—
De-SPAC costs	1,219,347	—	5,341,154	—
Restructuring costs	—	—	3,878,782	—
Sales and marketing expense	—	—	30,151,147	—

Adjusted EBITDA	$(16,192,363)	$(216,250)	$(34,585,632)	$1,449,621

EBITDA
The Company’s EBITDA loss for the three and nine months ended September 30, 2021 was $554,051,164 and $521,928,568 respectively, a decrease of $553,834,914 and $523,378,189 from the three and nine months ended September 30, 2020, a period when the Company had no meaningful operations. This increase was due to the closing of the Qualifying Transaction and the impairment charges in the third quarter of 2021.
Adjusted EBITDA
The Company’s Adjusted EBITDA loss for the three and nine months ended September 30, 2021 was $16,192,363 loss and $34,585,632 loss respectively, a decrease of $15,976,113 and $36,035,253 from the three and nine months ended September 30, 2020, a period when the Company had no meaningful operations. The negative Adjusted EBITDA is due to the closing of the Qualifying Transaction and the integration initiatives undertaken since the closing. Adjusted EBITDA adjusts for non-cash
adjustments for share based compensation, changes in fair value of contingent consideration, and losses on disposals of assets and impairment losses. The Company also adjusted other items as itemized in the table above which management considered non-recurring.
The Company’s management views Adjusted EBITDA as the best measure of its underlying operating performance.

Liquidity and Capital Resources
We manage liquidity risk by reviewing, on an ongoing basis, our sources of liquidity and capital requirements. As at September 30, 2021, The Parent Company had restricted cash and cash equivalents of $220,031,676 compared with restricted cash and cash equivalents of $582,622,025 as at December 31, 2020. As of closing of the Qualifying Transaction on January 15, 2021, the Company had cash and cash equivalents of $381,438,338, comprised of (i) $318,303,338 of net proceeds from its initial public offering and interest received by the Company upon release of the net proceeds from the escrow on closing of the Qualifying Transaction after payments to redeeming holders of Class A Restricted Voting Shares in the aggregate amount of $264,318,686, including associated interest; and (ii) $63,135,000 in gross proceeds from the closing of the private placement prior to the closing of the Qualifying Transaction.
Cash and cash equivalents are predominately invested in liquid securities issued by the United States government.
In evaluating our capital requirements, including the impact, if any, on our business from the
COVID-19
pandemic, and our ability to fund the execution of our strategy, we believe we have adequate available liquidity to enable us to meet our working capital and other operating requirements, fund growth initiatives and capital expenditures, settle our liabilities and repay scheduled principal and interest payments on debt for at least the next twelve months.
Our objective is to generate sufficient cash to fund our operating requirements and expansion plans. Since the closing of the Qualifying Transaction, we have incurred net operating losses. However, management is confident in the Company’s ability to grow revenue and reach long term profitability. We also expect to have access to public capital markets through our listing on the Exchange, and continue to review and pursue selected external financing sources to ensure adequate financial resources. These potential sources include, but are not limited to (i) obtaining financing from traditional or non-traditional
investment capital organizations; (ii) obtaining funding from the sale of our Common Shares or other equity or debt instruments; and (iii) obtaining debt financing with lending terms that more closely match our business model and capital needs. There can be no assurance that we will gain adequate market acceptance for our products or be able to generate sufficient positive cash flow to achieve our business plans, that additional capital or other types of financing will be available when needed, or that these financings will be on terms favorable to the Company or at all.
We expect to continue funding operating losses as we ramp up our operations with our available cash, cash equivalents and short-term investments. Therefore, we are subject to risks including, but not limited to, our inability to raise additional funds through debt and/or equity financing to support our continued development, including capital expenditure requirements, operating requirements and to meet our liabilities and commitments as they come due.
As of the date hereof the Company does not have any
off-balance
sheet financing arrangements and has not guaranteed any debt or commitments of other entities or entered into any options on non-financial
assets.
Contractual Obligations
Lease Obligations
The Company leases real estate used for dispensaries, production plants, and corporate offices. Lease terms for real estate generally range from 1 to 16.5 years. Most leases include options to renew for varying terms at the Company’s sole discretion. Other leased assets include passenger vehicles. Lease terms for these assets generally range from 1 to 16.5 years. Certain leases include escalation clauses or payment of executory costs such as property taxes, utilities, or insurance and maintenance. Rent expense for leases with escalation clauses is accounted for on a straight-line basis over the lease term. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

	Operating Lease	Finance Lease
2021	$3,798,849	$4,462,265
2022	3,737,496	4,590,725
2023	3,263,541	4,728,447
2024	3,099,157	4,870,301
2025	2,664,505	5,016,410
Thereafter	21,325,724	66,176,624

Total undiscounted lease liabilities	37,889,272	89,844,772
Marketing Service Agreement (“MSA”)

On January 19, 2021, the MSA became effective whereby the Company engaged a third-party for strategic and promotional services. Over the term of the MSA, which is an initial period of three years, the Company will pay the following consideration in Common Shares:
(i) $25,000,000 on the effective date and;
(ii) $1,875,000 payable quarterly over the second year and third year terms.
The transaction is considered a share-based transaction as it will be settled in Common Shares. During the nine months ended September 30, 2021 the Company issued 2,376,425 Common Shares in settlement of the initial $25,000,000. As the Common Shares vested immediately, the full amount of the $25,000,000 has been recognized as an expense in operating expenses.
The Company has accounted for the quarterly payments as a liability-settled share-based payment transaction, measured at the fair value of the Common Shares to be issued. The Company recognized an expense of $1,363,636 and $3,803,030 during the three and nine months ended September 30, 2021, respectively, in operating expenses as a sales and marketing expense. As at September 30, 2021, the cash-settled liability is $3,803,030 (December 31, 2020—$nil).
The arrangement can be terminated by the counterparty in certain circumstances, one of which is any change of control of the Company. In that case, the Company is required to settle the agreement in a lump sum payment that consists of all unpaid amounts. As at September 30, 2021, the amount that the Company would be liable for if the contract is terminated is $15,000,000.
Brand Strategy Agreement (“BSA”)
On January 15, 2021, the BSA became effective whereby the Company was granted the right and license to use Shawn C. Carter p/k/a
JAY-Z’s
approved name, image and likeness for promoting and advertising for an initial non-cancellable
period of 6 years.
The Company is committed to settling $26,500,000 in either cash or Common Shares at the option of the counterparty over the non-cancellable
period of 6 years as follows:
(i) $2,000,000 within 30 days (Year 1)
(ii) $3,000,000 – Year 2
(iii) $4,000,000 – Year 3
(iv) $5,000,000 – Year 4
(v) $6,000,000 – Year 5
(vi) $6,500,000 – Year 6
The transaction is accounted for as a cash-settled share-based transaction as it may be settled in either cash or Common Shares at the option of the counterparty. The Company is recognizing the cost associated with the arrangement over the same period it is receiving services, which is 6 years.
During the three and nine months ended September 30, 2021, the Company recognized an expense of $1,104,167 and $3,079,399, respectively, related to this arrangement and $1,079,398 accounts payable and accrued liabilities as at September 30, 2021.
The agreement can be terminated by the counterparty in certain circumstances, including a change in control of the Company or an involuntary de-listing.
In these circumstances, the Company will be obligated to pay damages equal to $18,500,000 less the amount already paid under the arrangement. As at September 30, 2021, the amount of damages that the Company would be liable for if the contract is terminated was $16,500,000.

Cash Flow
The table below highlights our cash flows for the periods indicated:

	Nine-months ended
	September 30, 2021	September 30, 2020
Cash provided by (used in)
Operating activities
Net income (loss)	$(536,464,297)	$1,449,621
Adjustments for items not involving cash
Impairment loss	645,199,154	—
Loss on disposal of assets	3,656,707	—
Gain on debt forgiveness	(3,358,686)	—
Change in fair value of investments at fair value through profit and loss	418,818	—
Interest expense	3,728,576	—
Interest income	(993,639)	—
Provision for bad debt	796,403	—
Depreciation and amortization	18,825,226	—
Shares issued for marketing services	25,000,000	—
Stock compensation expense	16,765,238	—
Non-cash sales and marketing expense	3,803,030	—
Non-cash portion of operating lease expense	(352,332)	—
Fair value change of contingent consideration	(220,997,087)	—
Deferred taxes	(13,714,716)	—

	(57,687,605)	1,449,621

Net changed in non-cash working capital items	(44,545,403)	794,795

Total operating	(102,233,008)	2,244,416

Financing activities
Proceeds from private placement	51,635,000	—
Redemption of Class A restricted voting shares	(264,318,686)	—
Proceeds from exercise of options	12,972	—
Repayment of consideration payable	(872,021)	—
Repayment of lease liabilities	(3,429,846)	—
Repurchase of shares	(4,454,571)	—
Repayment of line of credit	(1,000,000)	—

Total financing	(222,427,152)	$—

Investing activities
Net cash paid in business combinations	(32,408,483)	—
Net cash paid in business combinations (M & J)	(1,402,337)	—
Advances for notes receivable	(5,650,000)	—
Advances for investments at fair value through profit and loss	(1,000,000)	—
Proceeds from sale of net assets	11,068,537	—
Proceeds from notes receivable	187,954
Purchases of property and equipment	(8,725,860)	—

Total investing	(37,930,189)	—
Net change in cash during the year	(362,590,349)	2,244,416
Cash
Beginning of year	$582,622,025	$580,271,713

End of year	$220,031,676	$582,516,129

Operating Activities
Cash used in operating activities before working capital changes in the nine months ended September 30, 2021 totaled $57,687,605 as compared to cash provided by operating activities before working capital changes of $1,449,621 in the nine months ended September 30, 2020. The significant increase in cash used in operating activities was due to the closing of the Qualifying Transaction on January 15, 2021 and financing our operating losses as we work to consolidate the California market and achieve critical scale. This represents an average operating cash burn rate before working capital changes of $6,409,739 per month year to date to September 30, 2021 compared to average cash provided by operating activities of $161,069 in the comparative period when the Company was a special purposes acquisition corporation. Cash used in working capital changes totaled $44,545,403 for the nine months ended September 30, 2021 compared to cash provided by working capital changes of $794,795. The Company as an operating business requires substantially more working capital for items such as inventory than it did as a special purpose acquisition corporation in the comparative period. Of the $44,545,403 cash used in working capital changes for the nine months ended September 30, 2021, $16,223,431 was for working capital items to support our operations and their growth and $28,321,972 was used to settle accrued underwriting commissions and other transaction costs related to the closing of its Qualifying Transaction.

Financing Activities
Cash used in financing activities totaled $222,427,152 in the nine months ended September 30, 2021, an increase of $222,427,152 from the nine months ended September 30, 2020. The large outflow for the nine months ended September 30, 2021 is due to: primarily to the $264,318,686 for redemptions of the Class A Restricted Voting Shares in connection with the Qualifying Transaction. From the proceeds of the Company’s initial public offering of $575,000,000, the Company netted $318,303,339 including $7,622,025 of interest income earned during the period such proceeds were held in escrow prior to the closing of the Qualifying Transaction. Concurrent with closing the Qualifying Transaction, the Company also raised net proceeds of $51,635,000 from a private placement financing of $51,635,000 leaving it with total available cash of $381,438,338 on closing of the Qualifying Transaction.
Investing Activities
Cash used in investing activities in the nine months ended September 30, 2021 totaled $37,930,189 as compared $nil in the nine months ended September 30, 2020. In the nine months ended September 30, 2021, the Company invested a total of $49,186,680 in various acquisitions and property plant and equipment to support its operations ($nil in the comparative period). This was offset by $11,068,537 of proceeds received from asset sales and $187,954 of proceeds of notes receivable.
Commitments and Contingencies
California Operating Licenses
The Company’s primary activity is the cultivation and sale of adult use cannabis pursuant to California law. However, this activity is not in compliance with the United States Controlled Substances Act (the “CSA”). The Company’s assets are potentially subject to seizure or confiscation by governmental agencies and the Company could face criminal and civil penalties for noncompliance with the CSA. Management of the Company believes the Company is in compliance with all California and local jurisdiction laws and monitor the regulatory environment on an ongoing basis along with counsel to ensure the continued compliance with all applicable laws and licensing agreements.
The Company’s operation is sanctioned by the State of California and local jurisdictions. Due to the uncertainty surrounding the Company’s noncompliance with the CSA, the potential liability from any non-compliance
cannot be reasonably estimated, and the Company may be subject to regulatory fines, penalties or restrictions in the future.
Effective January 1, 2018, the State of California allowed for adult use cannabis sales. Beginning on January 1, 2018, the State began issuing temporary licenses that expired 120 days after issuance for retail, distribution, manufacturing and cultivation permits. Temporary licenses could be extended in
90-day
increments by the State upon submission of an annual license application. All temporary licenses had been granted extensions by the State during 2018.
In September 2019, Senate Bill 1459 (SB 1459) was enacted which enabled state licensing authorities to issue provisional licenses through 2021. A provisional license could be issued if an applicant submitted a completed annual license application to the California Bureau of Cannabis Control. A completed application for purposes of obtaining a provisional license is not the same as a sufficient application to obtain an annual license. The provisional cannabis license, which is valid for 12 months from the date issued, is said to be in between a temporary license and an annual license and allows a cannabis business to operate as they would under local and state regulations. Licensees issued a provisional license are expected to be diligently working toward completing all annual license requirements in order to maintain a provisional license. The Company obtained its provisional licenses in 2019 and continues to work with the State to obtain annual licensing.
The Company’s prior licenses obtained from the local jurisdictions it operated in have been continued by such jurisdictions and are necessary to obtain state licensing.
The Company has received annual licenses from its local jurisdiction in which it actively operates. Although the Company believes it will continue to receive the necessary licenses from the State of California to conduct its business in a timely fashion, there is no guarantee its clients will be able to do so and any failure to do so may have a negative effect on its business and results of operations.
Additional regulations relating to testing that came into effect on July 1, 2018 (Phase II testing requirements) required the clients to sell products that would be non-compliant
prior to that date, causing a loss of margin due to discounts that had to be provided to ensure that such products were sold prior to July 1. Due to the additional testing requirements effective July 1, 2018, the California market and the clients experienced a shortage in supply of compliant cannabis products.
Other Legal Matters
From time to time in the normal course of business, the Company may be subject to legal matters such as threatened or pending claims or proceedings. We are not currently a party to any material legal proceedings or claims, nor are we aware of any pending or threatened litigation or claims that could have a material adverse effect on our business, operating results, cash flows or financial condition should such litigation or claim be resolved unfavorably.

Social Equity Fund
The Company formed a new social equity fund during the first quarter, with an initial commitment of $10 million and planned annual contributions of at least 2% of the Company’s net income. During the nine months ended September 30, 2021, the Company invested approximately $1,000,000 in two investments.
Share Capital and Capital Management
As of September 30, 2021, the Company had 97,179,378 Common Shares and 35,837,500 Warrants issued and outstanding. The Warrants are exercisable at an exercise price of $11.50 and will expire on January 15, 2026. The Company may accelerate the expiry date of the outstanding Warrants (excluding the Warrants held by the Subversive Capital Sponsor LLC in certain circumstances) by providing 30 days’ notice, if and only if, the closing price of the Common Shares equals or exceeds $18.00 per Common Share (as adjusted for stock splits or combinations, stock dividends, extraordinary dividends, reorganizations and recapitalizations) for any 20 trading days within a
30-trading
day period.
The Company has an equity incentive plan (the “Equity Incentive Plan”) that permits the grant of stock options, restricted share units (“RSUs”), deferred share units, performance share units and stock appreciation rights to non-employee
directors and any employee, officer, consultant, independent contractor or advisor providing services to the Company or any affiliate. As of September 30, 2021, a total of 3,472,301 RSUs were granted and outstanding under the Equity Incentive Plan.
Prior to closing of the Qualifying Transaction, Caliva maintained the CMG Partners, Inc. 2019 Stock Option and Grant Plan (the “Caliva EIP”), which permitted awards of common stock in Caliva. In connection with the Qualifying Transaction, Caliva and the Company agreed that the Company would maintain the Caliva EIP and that outstanding awards thereunder will entitle the holder to receive Common Shares. There are currently 796,492 options to purchase up to 796,492 Common Shares under the Caliva EIP outstanding. No further awards will be granted under the Caliva EIP.
Prior to closing of the Qualifying Transaction, LCV maintained the Amended and Restated 2018 Equity Incentive Plan (the “LCV Equity Plan”) which authorized LCV to grant to its employees, directors and consultants stock options and other equity-based awards. In connection with the Qualifying Transaction, LCV and the Company agreed that the Company would maintain the LCV Equity Plan and that outstanding awards thereunder will entitle the holder to receive Common Shares. There are currently 16,948 options to purchase up to 16,948 Common Shares under the LCV Equity Plan outstanding. No further awards will be granted under the LCV Equity Plan.
The Company manages its capital with the following objectives:

•	To ensure sufficient financial flexibility to achieve the ongoing business objectives including of future growth opportunities, and pursuit of accretive acquisitions; and

•	To maximize shareholder return through enhancing the share value.
The Company considers its capital to be total equity. The Company manages capital through its financial and operational forecasting processes. The Company reviews its working capital and forecasts its future cash flows based on operating expenditures, and other investing and financing activities. Selected information is provided to the Board of Directors of the Company. The Company’s capital management objectives, policies and processes have remained unchanged during the nine months ended September 30, 2021 and year ended December 31, 2020. The Company is not subject to any external capital requirements.
Social Equity
The Company believes in the paramount importance of promoting social equity in the cannabis industry as a core part of its business operations. As such, concurrent with the closing of the Qualifying Transaction, the Company launched a new social equity fund focused on investing in Black and other people-of-color
cannabis entrepreneurs. The social equity venture fund identifies, conducts diligence on, and invests in such entrepreneurs as a means of directly impacting the issues of social equity and diversity in the cannabis industry. The social equity venture fund was initially seeded with $10,000,000 from the Company’s balance sheet, with a planned annual contribution of at least 2% of the Company’s net income. The social equity venture fund invests as a wholly integrated division of the Company under management of employees of the Company. The social equity fund, where possible, will leverage existing social equity programs as well as not-for-profit
organizations engaged in social equity license application support, entrepreneur mentorship, workforce development, and entrepreneurial community-building. On May 27, 2021, the Company created a Social Equity Advisory Committee comprised of thought leaders across cannabis, civil rights activism, criminal justice reform, policy advocacy and impact investing. Subsequently, the Company announced its first two investments from the social equity fund being Stanton Brands (dba Josephine & Billie’s) and Peakz LLC.
Intellectual Property
The Company has a portfolio of industry leading products and brands. As part of the Company’s brand strategy, it strives to protect its proprietary products and brand elements and its brand as California’s premier consumer cannabis product company. Intellectual property (“IP”) protection is pursued both in its ability to sell products and brands through first “Freedom to Operate” searches and subsequently, reviewing proprietary and protectable claims, branding, technology, or design assets. The Company evaluates opportunities for IP protection from cultivation and strain development, in manufacturing and processes, and for its portfolio of finished goods. The Company’s IP protection ranges from trademarks to patents to trade secrets and covers anything from cultivation, genetics, product development, packaging development, claims, operations, information technology, and branding. Additionally, the Company from time to time partners with other companies and pursues further IP protection through licensing and collaboration with those partners.

The Company seeks to protect its proprietary information, in part, by executing confidentiality agreements with third parties and partners and non-disclosure and invention assignment agreements with its employees and consultants. These agreements are designed to protect its proprietary information and ensure ownership of technologies that are developed through its relationship with the respective counterparty. The Company cannot guarantee, however, that these agreements will afford it adequate protection of its intellectual property and proprietary information rights.
Competitive Conditions
As the Company is vertically integrated it competes on multiple fronts, from manufacturing to retail to delivery, and experience competition in each of these areas. From a retail perspective, the Company competes with other licensed retailers and delivery companies in the geographies where retail and delivery services are located. These other retailers range from small local operators to more significant operators with a presence throughout the State of California and other states in the United States. From a product perspective, the Company competes with other manufactures of brands for shelf space in third-party owned dispensaries throughout California. Similar to certain competitors in the retail space, the Company competes with manufacturers ranging in size from small local operators to significant operators with a larger presence. Indirectly, the Company competes with the illicit market, including many illegal dispensaries.
The Company’s platform has been designed with the intention to combine leading operations across the vertical supply chain with a scalable omnichannel e-commerce platform to create one of the largest and most scalable vertically-integrated platforms in the single largest market, California. The Company believe there are many opportunities to leverage its vertical platform and potential balance sheet to further expand its market share and accelerate profitability in California through mergers and acquisitions.
Specialized Knowledge, Skills, Resources & Equipment
Knowledge with respect to cultivating and growing cannabis is important in the medical cannabis industry. The nature of growing cannabis is not substantially different from the nature of growing other agricultural products. Variables such as temperature, humidity, lighting, air flow, watering and feeding cycles are meticulously defined and controlled to produce consistent product and to avoid contamination.
The Company grows or procures the primary component of its finished products, namely cannabis. The Company’s cultivation operations are dependent on a number of key inputs and their related costs including raw materials and supplies related to its growing operations, as well as electricity, water and other utilities.
Staff with suitable horticultural and quality assurance expertise are generally available on the open market. The Company also requires client care staff, which will grow as its business grows. Customer care staff are also generally available on the open market.
Equipment used is specialized but is readily available and not specific to the cultivation of cannabis. Subject to available funding, the Company does not anticipate any difficulty in obtaining equipment.
The Company anticipates an increased demand for skilled manpower, energy resources and equipment in connection with the Company’s expected continued growth. Because of this anticipation, the Company has entered into a series of arrangements to obtain the rights to four acres of land that is licensed for outdoor grow (“Mosaic.Ag”). In addition, the Company entered into a cultivation and supply agreement with a cultivator to cultivate cannabis on its behalf for a period of at least three years, with options to extend up to five years. The purchase price for Mosaic.Ag is $6,000,000 in cash, $2,500,000 in Common Shares when the transaction closes and up to 1,309,263 Common Shares subject to earnouts. The upfront payment of $6,000,000 is secured by a promissory note. The closing of the transaction is dependent on the satisfaction of various closing conditions, which have not been met to date. In the event that the transaction does not close, the promissory note will be repaid to the Company. The Cultivation Acquisition is expected to provide a turnkey operation and an immediate cannabis supply for use in the Company’s branded product lines. In addition to the synergies that are expected to generate sustained gross margin enhancement, the partnership also offers future expansion opportunities as consumer demand continues to grow.
UNITED STATES REGULATORY ENVIRONMENT
Cannabis Industry Regulation
On February 8, 2018, the Canadian Securities Administrators revised their previously released Staff Notice
51-352
–
Issuers with U.S. Marijuana-Related Activities
(“Staff Notice
51-352”),
which provides specific disclosure expectations for issuers that currently have, or are in the process of developing, cannabis-related activities in the United States as permitted within a particular state’s regulatory framework. All issuers with U.S. cannabis-related activities are expected to clearly and prominently disclose certain prescribed information in prospectus filings and other required disclosure documents. As a result of the Company’s existing operations in California, the Company is providing the following disclosure pursuant to Staff Notice
51-352.
The Company derives a substantial portion of its revenues from state legalized: (i) cannabis, and products containing cannabis, used by medical cannabis patients in accordance with applicable state law, but for which no drug approval has been granted by The United States Food and Drug Administration (where use may include inhalation, consumption, or application) (“Medical-Use Cannabis”) and (ii) cannabis, and products containing cannabis, used by someone 21 or older that is not a medical cannabis patient (where use may include inhalation, consumption, or application) (“Adult-Use Cannabis”) ((i) and (ii) collectively “Regulated Cannabis”). The Regulated Cannabis industry is illegal under U.S. Federal Law. The Parent Company is directly involved (through its licensed subsidiaries) in both the
Adult-Use
Cannabis and
Medical-Use
Cannabis industry in the State of California which has legalized and regulated such industries.

The United States federal government regulates certain drugs through the Controlled Substances Act (21 U.S.C. §§
801-971)
(the “CSA”) and through the Food, Drug & Cosmetic Act (21 U.S.C. §§
301-392)
(the “FDCA”). The CSA schedules controlled substances, including “marihuana” (defined as all parts of the plant cannabis sativa L.
containing more than 0.3 percent THC), based on their approved medical use and potential for abuse. Marihuana (also referred to as cannabis) and THC (“except for tetrahydrocannabinols in hemp”) are each classified as Schedule I controlled substances (21 U.S.C. § 812(c)). The Drug Enforcement Administration (“DEA”), an agency of the U.S. Department of Justice (the “DOJ”) defines Schedule I drugs, substances or chemicals as “drugs with no currently accepted medical use and a high potential for abuse.” The United States Food and Drug Administration (the “FDA”), which implements and enforces the FDCA, regulates, among other things, drugs used for the diagnosis or treatment of diseases. The FDA has not approved cannabis as a safe and effective treatment for any medical condition, and regularly issues cease-and-desist
letters to manufacturers of CBD products making health claims to consumers in contravention of the FDCA. The FDA has approved drugs containing THC and CBD, individual cannabinoids in the plant cannabis sativa L.
, for a narrow segment of medical conditions.
State laws that permit and regulate the production, distribution and use of
Medical-Use
Cannabis or
Adult-Use
Cannabis are in direct conflict with the CSA, which makes cannabis and THC distribution and possession federally illegal. Although certain states and territories of the U.S. authorize
Medical-Use
Cannabis or
Adult-Use
Cannabis production and distribution by licensed or registered entities, under U.S. federal law, the possession, cultivation, and/or transfer of cannabis and THC is illegal and any such acts are criminal acts under any and all circumstances under the CSA. Additionally, any manufacture, possession, distribution and/or sale of cannabis accessories, in states without laws expressly permitting such activity, are also federally illegal activity under the CSA. Although the Company’s activities are believed to be compliant with applicable California state and local law, strict compliance with state and local laws with respect to cannabis does not absolve the Company of liability under United States federal law, nor does it provide a defense to any federal proceeding which may be brought against the Company.
As of the date of this Form 10-Q, 37 U.S. states, and the District of Columbia and the territories of Guam, Puerto Rico, the U.S. Virgin Islands, and the Northern Mariana Islands have passed voter initiatives or enacted legislation legalizing the cultivation and sale of Medical-Use Cannabis, with at least six of the remaining states expected to pass such legalization measures within the next 12 months. Nineteen U.S. states have passed voter initiatives or enacted legislation legalizing the sale and possession of both Medical-Use Cannabis and Adult-Use Cannabis, though due to the time period between a state’s legalization of commercial cannabis activities and the completion of its regulatory framework and marketplace launch, the purchase of Adult-Use Cannabis is currently possible in 12 states, with the remainder of the currently-legal states to commence sales activities during the remainder of 2021 or in 2022 or 2023. The District of Columbia has legalized Adult-Use Cannabis but has not yet permitted the commercial sale of Adult Use Cannabis, however, Adult-Use sales are expected to commence in 2022. Eleven states have also enacted low-THC / high-CBD only laws for medical cannabis patients. The sale and possession of both Medical-Use Cannabis and Adult-Use Cannabis is legal in the State of California, subject to applicable licensing requirements and compliance with applicable conditions. The numbers above include all state ballot initiatives which passed in November 2020, with Arizona commencing Adult-Use sales in January 2021, New Jersey and Montana to commence Adult-Use sales in 2022. South Dakota is expected to commence Adult-Use sales in 2023, pending a decision by the South Dakota Supreme Court upholding the validity of the voter initiative legalizing such sales; South Dakota legislators have also introduced legislation legalizing Adult-Use sales, should their state Supreme Court fail to uphold the will of its voters. Mississippi is also expected to enact Medical-Use cannabis legislation within the next 6 to 12 months, following a successful ballot initiative and subsequent invalidation on technical grounds by the Mississippi State Supreme Court, with the Governor currently negotiating with legislators over personal possession limits in any forthcoming legislation.
Under President Barack Obama, the U.S. administration attempted to address the inconsistencies between federal and state regulation of cannabis in a memorandum which then-Deputy Attorney General James Cole sent to all United States Attorneys on August 29, 2013 (the “2013 Cole Memorandum”) outlining certain priorities for the DOJ relating to the prosecution of cannabis offenses. The 2013 Cole Memorandum noted that in jurisdictions that have enacted laws legalizing or decriminalizing Regulated Cannabis in some form and that have also implemented strong and effective regulatory and enforcement systems to control the cultivation, processing, distribution, sale and possession of Regulated Cannabis, conduct in compliance with those laws and regulations is less likely to be a priority at the federal level. The DOJ did not provide (and has not provided since) specific guidelines for what regulatory and enforcement systems would be deemed sufficient under the 2013 Cole Memorandum. In light of limited investigative and prosecutorial resources, the 2013 Cole Memorandum concluded that the DOJ should be focused on addressing only the most significant threats related to cannabis, a non-exhaustive
list of which was enumerated therein.
On January 4, 2018, U.S. Attorney General Jeff Sessions formally issued a new memorandum (the “Sessions Memorandum”), which rescinded all “previous nationwide guidance specific to marijuana enforcement,” including the 2013 Cole Memorandum. The Sessions Memorandum stated, in part, that current law reflects “Congress’ determination that Cannabis is a dangerous drug and Cannabis activity is a serious crime”, and Mr. Sessions directed all U.S. Attorneys to enforce the laws enacted by Congress by following well-established principles when pursuing prosecutions related to cannabis activities. There can be no assurance that the federal government will not enforce federal laws relating to cannabis in the future. As a result of the Sessions Memorandum, federal prosecutors are now free to utilize their prosecutorial discretion to decide whether to prosecute cannabis activities despite the existence of State-level laws that may be inconsistent with federal prohibitions. No direction was given to federal prosecutors in the Sessions Memorandum as to the priority they should ascribe to such cannabis activities, and resultantly it is uncertain how active U.S. federal prosecutors will be in relation to such activities.

The Company believes it is still unclear what prosecutorial effects will be created by the rescission of the 2013 Cole Memorandum. The Company believes that the sheer size of the Regulated Cannabis industry, in addition to participation by state and local governments and investors, suggests that a large-scale enforcement operation would more than likely create unwanted political backlash for the DOJ and the Biden administration in certain states that heavily favor decriminalization and/or legalization. Regardless, cannabis and THC remain Schedule I controlled substances at the federal level, and neither the 2013 Cole Memorandum nor its rescission has altered that fact. The federal government of the United States has always reserved the right to enforce federal law in regard to the manufacture, distribution, sale and disbursement of
Medical-Use
Cannabis or
Adult-Use
Cannabis, even if state law permits such manufacture, distribution, sale and disbursement. The Company believes, from a purely legal perspective, that the criminal risk today remains similar to the risk on January 3, 2018. It remains unclear whether the risk of enforcement has been altered. Additionally, under United States federal law, it is a violation of federal money laundering statutes for financial institutions to take any proceeds from the sale of Regulated Cannabis or any other Schedule I controlled substance. Canadian banks are likewise hesitant to deal with cannabis companies, due to the uncertain legal and regulatory framework of the industry. Banks and other financial institutions, particularly those that are federally chartered in the United States, could be prosecuted and possibly convicted of money laundering for providing services to Regulated Cannabis businesses. While Congress is considering legislation that may address these issues, there can be no assurance that such legislation passes.
Despite these laws, the U.S. Department of the Treasury’s Financial Crimes Enforcement Network (“FinCEN”) issued a memorandum on February 14, 2014 (the “FinCEN Memorandum”) outlining the pathways for financial institutions to bank state-sanctioned Regulated Cannabis businesses in compliance with federal enforcement priorities. The FinCEN Memorandum echoed the enforcement priorities of the 2013 Cole Memorandum and stated that in some circumstances, it is possible for banks to provide services to cannabis-related businesses without risking prosecution for violation of federal money laundering laws. Under these guidelines, financial institutions must submit a Suspicious Activity Report (“SAR”) in connection with all cannabis-related banking activities by any client of such financial institution, in accordance with federal money laundering laws. These cannabis-related SARs are divided into three categories—cannabis limited, cannabis priority, and cannabis terminated—based on the financial institution’s belief that the business in question follows state law, is operating outside of compliance with state law, or where the banking relationship has been terminated, respectively. On the same day that the FinCEN Memorandum was published, the DOJ issued a memorandum (the “2014 Cole Memorandum”) directing prosecutors to apply the enforcement priorities of the 2013 Cole Memorandum in determining whether to charge individuals or institutions with crimes related to financial transactions involving the proceeds of cannabis-related conduct. The 2014 Cole Memorandum has been rescinded as of January 4, 2018, along with the 2013 Cole Memorandum, removing guidance that enforcement of applicable financial crimes against state-compliant actors was not a DOJ priority.
However, former Attorney General Sessions’ rescission of the 2013 Cole Memorandum and the 2014 Cole Memorandum has not affected the status of the FinCEN Memorandum, nor has the Department of the Treasury given any indication that it intends to rescind the FinCEN Memorandum itself. Though it was originally intended for the 2014 Cole Memorandum and the FinCEN Memorandum to work in tandem, the FinCEN Memorandum is a standalone document which explicitly lists the eight enforcement priorities originally cited in the 2013 Cole Memorandum. As such, the FinCEN Memorandum remains intact, indicating that the Department of the Treasury and FinCEN intend to continue abiding by its guidance. However, FinCEN issued further guidance on December 3, 2019, in which it acknowledged that the Agricultural Improvement Act of 2018 (the “Farm Bill”) removed hemp as a Schedule I controlled substance and authorized the United States Department of Agriculture (“USDA”) to issue regulations governing, among other things, domestic hemp production. The guidance states that because hemp is no longer a controlled substance under federal law, banks are not required to file SARs on these businesses solely because they are engaged in the growth or cultivation of hemp in accordance with applicable laws and regulations. The guidance further notes that for hemp-related customers, banks are expected to follow standard SAR procedures, and file a SAR if indicia of suspicious activity warrants. FinCEN noted in its December 2019 guidance that the 2014 SAR reporting structure for cannabis remains in place even with the passage of the Farm Bill and this additional guidance related to hemp. FinCEN confirmed this point in guidance issued on June 29, 2020, and clarified that, if proceeds from cannabis-related activities are kept separate, a SAR filing is only required for the cannabis-related part of a business that engages in both cannabis and hemp activity.
Although the 2013 Cole Memorandum has been rescinded, one legislative safeguard for the
Medical-Use
Cannabis industry has historically remained in place: Congress adopted a so-called
“rider” provision to the fiscal years 2015, 2016, 2017, and 2018, 2019 and 2020 Consolidated Appropriations Acts (currently referred to as the “Rohrabacher/Blumenauer Amendment”) to prevent the federal government from using congressionally appropriated funds to enforce federal cannabis laws against regulated
Medical-Use
Cannabis actors operating in compliance with state and local law. The Rohrabacher/Blumenauer Amendment was included in the consolidated appropriations bill signed into law by President Trump in December 2019 and expired on September 30, 2020. In signing the Rohrabacher/Blumenauer Amendment, President Trump issued a signing statement noting that the Rohrabacher/Blumenauer Amendment “provides that the Department of Justice may not use any funds to prevent implementation of medical marijuana laws by various States and territories,” and further stating “I will treat this provision consistent with the President’s constitutional responsibility to faithfully execute the laws of the United States.” While the signing statement can fairly be read to mean that the executive branch intends to enforce the CSA and other federal laws prohibiting the sale and possession of medical cannabis, the president did issue a similar signing statement in 2017 and no major federal enforcement actions followed. On December 27, 2020, the Rohrabacher/Blumenauer Amendment was renewed through the signing of the fiscal year 2021 federal omnibus spending bill, which extended the protections of the Rohrabacher/Blumenauer Amendment through September 30, 2021. The Rohrabacher/Blumenauer Amendment may or may not be included in a subsequent omnibus appropriations package or a continuing budget resolution. Should the Rohrabacher/Blumenauer Amendment not be renewed upon expiration in subsequent spending bills, there can be no assurance that the federal government will not seek to prosecute cases involving medical cannabis businesses that are otherwise compliant with State law. Such potential proceedings could involve significant restrictions being imposed upon the Company.

Despite the legal, regulatory, and political obstacles the Regulated Cannabis industry currently faces, the industry has continued to grow. Under certain circumstances, the federal government may repeal the federal prohibition on cannabis and thereby leave the states to decide for themselves whether to permit Regulated Cannabis cultivation, production and sale, just as states are free today to decide policies governing the distribution of alcohol or tobacco. Until that happens, the Company faces the risk of federal enforcement and other risks associated with the Company’s business.
To the knowledge of management of the Company, there have not been any statements or guidance made by federal authorities or prosecutors regarding the risk of enforcement action in California.
The Company’s objective is to capitalize on the opportunities presented as a result of the changing regulatory environment governing the cannabis industry in the United States. Accordingly, there are a number of significant risks associated with the business of the Company. Unless and until the United States Congress amends the CSA with respect to
Medical-Use
Cannabis or
Adult-Use
Cannabis, there is a risk that federal authorities may enforce current federal law, and the business of the Company may be deemed to be producing, cultivating, extracting, or dispensing “marihuana” or aiding or abetting or otherwise engaging in a conspiracy to commit such acts in violation of U.S. federal law.
The Company has received and continues to receive legal input, in verbal and written form (including opinions when required), regarding (a) compliance with applicable state and local regulatory frameworks and (b) potential exposure and implications arising from U.S. federal law in certain respects.
The 2013 Cole Memorandum and the Rohrabacher/Blumenauer Amendment gave
Medical-Use
Cannabis operators and investors in states with legal regimes greater certainty regarding federal enforcement as to establish Regulated Cannabis businesses in those states. While the Sessions Memorandum has introduced some uncertainty regarding federal enforcement, the Regulated Cannabis industry continues to experience growth in legal
Medical-Use
Cannabis and
Adult-Use
Cannabis markets across the United States. U.S. Attorney General Jeff Sessions resigned on November 7, 2018. Nonetheless, there is no guarantee that state laws legalizing and regulating the sale and use of cannabis will not be repealed or overturned, even under a Biden Administration’s DOJ or that local governmental authorities will not limit the applicability of state laws within their respective jurisdictions. Unless and until the United States Congress amends the CSA with respect to cannabis and THC (and as to the timing or scope of any such potential amendments there can be no assurance), there is a risk that federal authorities may enforce current U.S. federal law.
Despite the expanding market for Regulated Cannabis, traditional sources of financing, including bank lending or private equity capital, are lacking which can be attributable to the fact that cannabis remains a Schedule I substance under the CSA. These traditional sources of financing are expected to remain scarce unless and until the federal government legalizes cannabis cultivation and sales.
Exposure to U.S. Marijuana Related Activities
The Company operates in the United States through various subsidiaries and other entities pursuant to arrangements with third-parties on arm’s length terms as more specifically described herein. As of the date hereof, a majority of the Company’s business was directly derived from U.S. cannabis-related activities. As such, a majority of the Company’s balance sheet and operating statement for periods following closing of the Qualifying Transaction will reflects exposure to U.S. cannabis related activities.
California Regulatory Landscape
In 1996, California was the first state to legalize
Medical-Use
Cannabis through Proposition 215, the Compassionate Use Act of 1996. This legislation legalized the use, possession and cultivation of cannabis by patients with a physician recommendation for treatment of cancer, anorexia, AIDS, chronic pain, spasticity, glaucoma, arthritis, migraine, or any other illness for which cannabis provides relief.
In 2003, Senate Bill 420 was signed into law establishing
not-for-profit
medical cannabis collectives and dispensaries, and an optional identification card system for
Medical-Use
Cannabis patients.
In September 2015, the California legislature passed three bills collectively known as the Medical Cannabis Regulation and Safety Act (“MCRSA”). The MCRSA established a licensing and regulatory framework for
Medical-Use
Cannabis businesses in California. The system created multiple license types for dispensaries, infused products manufacturers, cultivation facilities, testing laboratories, transportation companies, and distributors. Edible infused product manufacturers would require either volatile solvent or non-volatile
solvent manufacturing licenses depending on their specific extraction methodology. Multiple agencies would oversee different aspects of the program and businesses would require a state license and local approval to operate. However, in November 2016, voters in California passed Proposition 64, the Adult Use of Marijuana Act (“AUMA”), creating an
Adult-Use
Cannabis program for adults 21 years of age or older. In June 2017, the California State Legislature passed Senate Bill No. 94, known as Medicinal and
Adult-Use
Cannabis Regulation and Safety Act (“MAUCRSA”), which amalgamated MCRSA and AUMA and provided for a set of regulations to govern a medical and adult-use
licensing regime for cannabis businesses in the State of California. The four agencies that regulate cannabis at the state level are the Bureau of Cannabis Control (“BCC”), CalCannabis at the California Department of Food and Agriculture, and the Manufactured Cannabis Safety Branch California Department of Public Health (“MCSB”), and California Department of Tax and Fee Administration. MAUCRSA went into effect on January 1, 2018. MAUCRSA was then amended and restated in July 2021 through the annual budget trailer bill process to, among other things, consolidate the three state licensing agencies—BCC, CalCannabis and MCSB—into a single licensing authority known as the Department of Cannabis Control (“DCC”). As of the date of this Form 10-Q, the DCC is in the process of consolidating the three separate sets of BCC, CalCannabis and MCSB regulations into a single set of state regulations.

To legally operate a
Medical-Use
Cannabis or
Adult-Use
Cannabis business in California, the operator must generally have both a local and state license. This requires license holders to operate in cities with cannabis licensing programs. Therefore, counties and cities in California are allowed to determine the number of licenses they will issue to cannabis operators, or can choose to outright ban the siting of cannabis operations in their jurisdictions.
California Licensing Requirements
A storefront retailer license with an
“M-designation”
permits (i) the purchase of cannabis goods that are “For Medical Use Only” from licensed distributors (ii) the sale of such medicinal cannabis goods to medicinal cannabis patients in California who possesses a physician’s recommendation. Only certified physicians may provide medicinal cannabis recommendations. A storefront retailer license with an
“A-designation”
permits the sale of cannabis and cannabis products to any individual age 21 years of age or older regardless of whether they possess a physician’s recommendation. A storefront retailer license with both the
M-
and
A-designations
is permitted to do all of the above described in this paragraph. Where the local jurisdiction permits, a state storefront retailer license allows the retailer to engage in delivery of cannabis goods to retail customers. A non-storefront
license permits the same delivery activity, but does not permit the licensee to operate a retail storefront.
A distribution license permits the license holder to engage in the procurement, sale, and transport of cannabis and cannabis products between licensees.
An
adult-use
or medicinal cultivation license permits cannabis cultivation which means any activity involving the planting, growing, harvesting, drying, curing, grading or trimming of cannabis. Such licenses further permit the production of a limited number of
“non-manufactured
cannabis products” and the sales of cannabis to certain licensed entities within the State of California for resale or manufacturing purposes.
An
adult-use
or medical manufacturing license permits the manufacturing of “manufactured cannabis products”. Manufacturing includes the compounding, blending, extracting, infusion, packaging or repackaging, labeling or relabeling, or other preparation of a cannabis product. In the State of California, only cannabis that is grown in the state by a licensed operator can be sold in the state. California neither mandates or prohibits vertical integration, and the state allows licensees to make wholesale purchase of cannabis from, or a distribution of cannabis and cannabis product to, another licensed entity within the state.
Holders of cannabis licenses in California are subject to a detailed regulatory scheme encompassing security, staffing, transport, sales, manufacturing standards, testing, inspections, inventory, advertising and marketing, product packaging and labeling, white labeling, records and reporting, and more. As with all jurisdictions, the full regulations, as promulgated by each applicable state agency, should be consulted for further information about any particular operational area.
California Reporting Requirements
The State of California uses METRC as the state’s
track-and-trace
system used to track commercial cannabis activity and movement across the distribution chain for all state-issued licensees. The system allows for other third-party system integration via application programming interface. Only licensees have access to METRC.
California Storage and Security
To ensure the safety and security of cannabis business premises and to maintain adequate controls against the diversion, theft, and loss of cannabis or cannabis products, California’s retail cannabis businesses are generally required to do the following:

•	limit access to dispensary premises to medical cannabis patients and adults 21 and over;

•	maintain a fully operational security alarm system;

•	contract for security guard services;

•	maintain a video surveillance system that records continuously 24 hours a day;

•	ensure that the facility’s outdoor premises have sufficient lighting;

•	not dispense from its premises outside of permissible hours of operation;

•	limit the amount of cannabis goods dispensed to individual customers to prevent diversion;

•	store cannabis and cannabis product only in areas per the premises diagram submitted to the State of California during the licensing process;

•
store all cannabis and cannabis products in a secured, locked room or a vault; report to local law enforcement within 24 hours after being notified or becoming aware of the theft, diversion, or loss of cannabis; and

•
ensure the safe transport of cannabis and cannabis products between licensed facilities, maintain a delivery manifest in any vehicle transporting cannabis and cannabis products. Only vehicles registered with the BCC that meet BCC distribution requirements are to be used to transport cannabis and cannabis products.

California Home Delivery Requirements
California law allows certain licensed retailers to deliver cannabis to adult customers at any private address within the state, including within those jurisdictions that have land use and zoning ordinances prohibiting the establishment of commercial cannabis businesses. At least 25 local jurisdictions where cannabis sales are banned sued the state, seeking to overturn the rule allowing home deliveries statewide. As of the date hereof, the suit was dismissed on procedural grounds, and the state regulation stands. To the knowledge of management, there have been no significant enforcement efforts mounted by local governments.
The State of California requires the satisfaction of various regulatory compliance obligations in order to operate a cannabis delivery service. The cannabis license that permits the operation of a storefront dispensary in the State of California (also referred to as a retail license) currently permits that entity to also establish a delivery operation. If an entity does not wish to set up and operate a storefront dispensary location at which it can sell products to customers in person, California has established a separate license which allows for a retail delivery operation (also referred to as a non-storefront
retail license). California regulations regarding the delivery of cannabis products include the following requirements:

•	All deliveries of cannabis goods must be performed by a delivery employee (at least 21 years of age) who is directly employed by a licensed retailer.

•	All deliveries of cannabis goods must be made in person.

•
Prior to providing cannabis goods to a delivery customer, a delivery employee must confirm the identity and age of the delivery customer (as is required if such customer was purchasing the product in the physical dispensary) and ensure that all cannabis goods sold comply with the regulatory requirements.

•
A licensed cannabis entity is permitted to contract with a service that provides a technology platform to facilitate the sale and delivery of cannabis goods, in accordance with all of the following: (1) the licensed cannabis entity does not allow for delivery of cannabis goods by the technology platform service provider; (2) the licensed entity does not share in the profits of the sale of cannabis goods with the technology platform service provider, or otherwise provide for a percentage or portion of the cannabis goods sales to the technology platform service provider; (3) the licensed cannabis entity does not advertise or market cannabis goods in conjunction with the technology platform service provider, outside of the technology platform, and ensures that the technology platform service provider does not use the licensed cannabis entity’s license number or legal business name on any advertisement or marketing that primarily promotes the services of the technology platform; and (4) provides various disclosures to customers about the source of the delivered cannabis goods.

•
Cannabis may only be delivered to a physical address but cannot be delivered to an address located on publicly owned land or an address on land or in a building leased by a public agency, and the delivery cannot be to a location outside of the state of California.

•	The delivery operations must satisfy any local jurisdiction requirements for the delivery of cannabis products.

•	A delivery employee is not permitted to carry cannabis goods in the delivery vehicle with a value in excess of $5,000 at any time.

•	The delivery vehicle and its use must satisfy certain regulatory requirements such as continuous and dedicated GPS, use of locked containment units for the cannabis products, and unmarked vehicles.
Laws Applicable to Financial Services for Regulated Cannabis Industry
All banks are subject to federal law, whether the bank is a national bank or state-chartered bank. At a minimum, most banks maintain federal deposit insurance which requires adherence to federal law. Violation of federal law could subject a bank to loss of its charter. Financial transactions involving proceeds generated by cannabis-related conduct can form the basis for prosecution under the federal money laundering statutes, unlicensed money transmitter statutes and the
Currency and Foreign Transactions Reporting Act of 1970
(31 U.S.C. § 5311
et seq
) (commonly known as the “Bank Secrecy Act”). For example, under the Bank Secrecy Act, banks must report to the federal government any suspected illegal activity, which would include any transaction associated with a Regulated Cannabis-related business. These reports must be filed even though the business is operating in compliance with applicable state and local laws. Therefore, financial institutions that conduct transactions with money generated by Regulated Cannabis-related conduct could face criminal liability under the Bank Secrecy Act for, among other things, failing to identify or report financial transactions that involve the proceeds of cannabis-related violations of the CSA.
FinCEN issued guidance in February 2014 which clarifies how financial institutions can provide services to cannabis-related businesses consistent with their obligations under the Bank Secrecy Act. Concurrently with the FinCEN guidance, the DOJ issued supplemental guidance directing federal prosecutors to consider the federal enforcement priorities enumerated in the 2013 Cole Memorandum with respect to federal money laundering, unlicensed money transmitter and Bank Secrecy Act offenses based on cannabis-related violations of the CSA. The FinCEN guidance sets forth extensive requirements for financial institutions to meet if they want to offer bank accounts to cannabis-related businesses, including close monitoring of businesses to determine that they meet all of the requirements established by the DOJ, including those enumerated in the 2013 Cole Memorandum. This is a level of scrutiny that is far beyond what is expected of any normal banking relationship. Under the 2019 FinCEN guidance discussed above, banks are not required to file SARs on businesses solely because they are engaged in the growth or cultivation of hemp in accordance with applicable laws and regulations. However, the 2014 guidance remains in place with respect to Regulated Cannabis businesses. FinCEN confirmed this point in guidance issued on June 29, 2020, and clarified that, if proceeds from cannabis-related activities are kept separate, a SAR filing is only required for the cannabis-related part of a business that engages in both cannabis and hemp activity.

As a result, many banks are hesitant to offer any banking services to Regulated Cannabis-related businesses, including opening bank accounts. While the Company currently has bank accounts, its inability to maintain these accounts or the lack of access to bank accounts or other banking services in the future, would make it difficult for the Company to operate its business, increase its operating costs, and pose additional operational, logistical and security challenges. Furthermore, it remains unclear what impact the rescission of the 2013 Cole Memorandum and 2014 Cole Memorandum will have, but federal prosecutors may increase enforcement activities against institutions or individuals that are conducting financial transactions related to cannabis activities.
Ongoing Compliance
Overview
The Company is subject to the general licensing and regulatory framework in California set out under the heading “
United States Regulatory Environment
–
California
”. The Company has developed a compliance program designed to achieve its strategic business goals while protecting the organization and operations. The Company’s compliance program integrates external regulations with internal rules and procedures to effectively lay out expectations for employee duties and behaviors; this aligns the goals of its employees with those of the Company and helps the Company’s operations run smoothly. The Company focuses on upholding policies and procedures that ensure the organization and its employees comply with applicable laws and regulations.
Employee Training
The Company is in process of training employees, and in completing development of and instituting a robust online training center for employees, in connection with its compliance program’s objectives, relevant policies and procedures, and the basic components of the compliance program. Such training includes additional specialized training for various policies and procedures that are applicable to specific job functions and/or departments where needed to properly perform their jobs. Training is tracked, attested to, and documented. Training is tracked, attested to, and documented.
Inventory and Security Policies
Maintaining security and inventory control is important to the Company and it has adopted a number of policies, procedures, and practices in these areas:
Security: The Company has taken extensive security measures including implementing professionally vetted policies, procedures, and systems to provide comprehensive protection, not only for its physical plant and inventory, but also for its employees, customers, and the surrounding public. Every licensed facility has strict access control, thorough camera coverage, and burglar alarms. These controls are supported by on-site
security personnel in certain instances.
Inventory: The Company maintains inventory control and reporting systems that document the present location, amount, and a description of all cannabis and cannabis products at all facilities. The traceability of cannabis goods is maintained using the California’s
“Track-and-Trace”
system, METRC, and the Company’s integrated enterprise resource planning system (“ERP”). Cannabis inventory is regularly manually reconciled against METRC according to the regulations. The Company conducts regular continuous cycle counts in addition to both quarterly and annual manual inventory reconciliations.
Operational Compliance
Internal audits are conducted quarterly. These audits allow us to identify and monitor the Company’s strengths and weaknesses, highlighting continuous opportunities for improvement. These internal audits also provide us an opportunity to reinforce best practices and to institute changes in areas that are identified as opportunities for improvement. The information discovered and obtained during these internal audits is used to improve the compliance programs, when necessary, by revising policies, strengthening training, and establishing better reporting processes. The focus of the Company’s internal compliance audit is to ensure it is compliant with both state and local laws and regulations and internal policies and procedures.
Big Data Analysis
The Company has invested in a highly scalable data architecture and platform built using leading technologies and tools. By extracting data from its ERP software and the California METRC track and trace system and subsequently organizing it in its data warehouse, the Company has enabled critical data and insights for its compliance efforts. The Company’s data warehouse secures and stores all data and transactions at frequent intervals, allowing extensive access and analysis to information that is current. The Company has the ability to understand precise movement of inventory or dollars, past or present, required for review or due diligence as related to compliance requirements or inquiries. The Company is using this data infrastructure proactively to track, monitor and reconcile inventory levels and for ongoing reconciliation with METRC.

Ongoing Compliance
The Company prides itself on a robust internal compliance program encompassing both the compliance measures described above as well as monitoring compliance with U.S. state law on an ongoing basis. Key to those compliance efforts is the employment of individuals dedicated to monitoring California law for changes and updates to statutes and regulations, both at the state level and the local level, that impact business operations. Currently, the Company employs five individuals whose job function includes some aspect of compliance. Further, the Company employs a government relations employee whose primary job function is to monitor the changing landscape of state and local law while employing an external consultant and two external law firms that assist in the monitoring, notification, and interpretation of any changes. Additionally, the Company currently implements and maintains standard operating procedures (“SOPs”) that are designed for monitoring compliance with California law on an ongoing basis. These SOPs include regular review of current and anticipated statutes, regulations, and ordinances and the training of employees to maintain compliance with California law.
In addition to the internal compliance team and the consultants and law firms described above, the Company also engages local regulatory compliance counsel and consultants in the jurisdictions in which it operates. Such counsel regularly provides legal advice to the Company regarding compliance with state and local laws and regulation and the Company’s legal and compliance exposures under United States federal law.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Not applicable.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures.
We maintain disclosure controls and procedures (as that term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form
10-Q
was made under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.
Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2021, our disclosure controls and procedures (a) were effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There have been no changes in our “internal control over financial reporting” (as defined in Rules
13a-15(f)
and
15d-15(f)
under the Exchange Act) that occurred during the period covered by this quarterly report on Form
10-Q
that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
To the knowledge of the Company, the Company is not a party to any material legal proceedings nor, to the Company’s knowledge, are any such proceedings contemplated by or against the Company.
Item 1A. Risk Factors.
As of the date of this Quarterly Report on
Form 10-Q,
there have been no material changes to the risk factors disclosed previously in our Amendment No. 3 to our Registration Statement on Form 10 filed with the SEC on October 27, 2021, except for the below risk factor. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.
The Company may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on the financial condition, results of operations and Common Share price, which could cause investors to lose some or all of their investment.
Although the Company conducted due diligence on each of Caliva, OGE and LCV prior to closing of their respective acquisitions the Company cannot assure that this diligence revealed all material issues that may be present in the businesses of Caliva and LCV, that it would be possible to uncover all material issues through a customary amount of due diligence or that factors outside of either party’s control will not later arise. As a result, the Company may be forced in the future to write down or write-off
assets, restructure its operations or incur impairment or other charges that could result in losses. Even if due diligence successfully identified certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with the Company’s preliminary risk analysis. Even though these charges may be non-cash
items and not have an immediate impact on the Company’s liquidity, the fact that charges of this nature are reported could contribute to negative market perceptions. In addition, charges of this nature may cause the Company to be unable to obtain future financing on favorable terms or at all. In this regard, in February 2021, the Company became committed to a plan to sell its non-THC
business, which was acquired as part of the Caliva and OGE and LCV acquisitions on January 15, 2021. As described in Note 15 to the Company’s unaudited interim condensed consolidated financial statements for the three and six months ended June 30, 2021 and 2020 and the notes thereto, the decision to sell the non-THC
business resulted in an impairment loss of $58,030,387. Furthermore, as part of the Company’s impairment tests as at September 30, 2021, the Company determined that current market conditions have resulted in a downward revision to its future cash flow estimates. Accordingly, the Company recorded a non-cash
impairment charge of $570,300,047 during the three months ended September 30, 2021. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of
Operations—Non-Cash
Impairment” in Part I of this Form
10-Q.
There can be no assurance that the Company will not have to take additional impairment charges in the future.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities
During the quarter ended September 30, 2021, we (i) granted to our directors, officers, and employees an aggregate of 836,642 restricted stock units under the TPCO Holding Corp. Equity Incentive Plan (the “Equity Plan”) and (ii) we issued and sold to our officers and employees an aggregate of 39 Common Shares upon the exercise of stock options issued under our applicable legacy equity plans at a weighted-average exercise price of $7.04 for an aggregate exercise price of $275. The RSUs and Common Shares issued upon exercise of options have been issued in reliance on either Rule 701 under the Securities Act or Section 4(a)(2) of the Securities Act.

Purchases of Equity Securities By the Issuer and Affiliated Purchasers
The following table sets forth certain information with respect to repurchases of our Common Shares and Warrants during the quarter ended September 30, 2021:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)	Total Number of Warrants Purchased	Average Price Paid per Warrant	Total Number of Warrants Purchased as part of Publicly Announced Plans or Programs(2)	Maximum Number of Warrants that May Yet Be Purchased under the Plans or Programs(2)
July 1 - July 31, 2021	—		—	—	—	—	—	—	—
August 1 - August 31, 2021	143,600		$3.84	143,600	4,768,655	—	—	—	1,791,875
September 1 - September 30, 2021	589,000	(1)	$3.92	14,000	4,754,655	—	—	—	1,791,875
Total	732,600	(1)	N/A	157,600	4,754,655	—	—	—	1,791,875

(1)
Includes 575,000 Common Shares purchased pursuant to Share Repurchase Agreements (as defined below). On July 30, 2021, the Company announced that it had entered into automatic share repurchase agreements with certain employees (the “Share Repurchase Agreements”) to repurchase no more than 1,725,000 Common Shares that had been issued to such employees as part of the Qualifying Transaction for the purpose of funding such employees’ tax liabilities. Pursuant to the terms of the Share Repurchase Agreements, the Common Shares are to be repurchased at market value over a three-month period, which began on September 1, 2021. Repurchased Common Shares are cancelled. As of September 30, 2021, 575,000 Common Shares had been purchased from the employees for a total of approximately $2,257,000 under the Share Repurchase Agreements.

(2)
On August 16, 2021, the Company announced that the Neo Exchange Inc. had accepted the Company’s notice of intention to commence a Normal Course Issuer Bid (the “Common Share Bid”) for Common Shares and a Normal Course Issuer Bid (the “Warrant Share Bid” and, together with the Common Share Bid, the “Bids”) for the Company’s Share Purchase Warrants to acquire Common Shares (the “Warrants”). Pursuant to Bids, the Company may repurchase on the open market (or as otherwise permitted), up to 4,912,255 Common Shares and 1,791,875 Warrants, representing approximately 5% of the issued and outstanding of each of the Common Shares and the Warrants (within the meaning of the rules of the Exchange), subject to the normal terms and limitations of such bids. Notwithstanding the foregoing, the Bids are subject to an aggregate cap of $25,000,000. The Company may purchase its Common Shares and Warrants at its discretion during the period commencing on August 18, 2021, and ending on the earlier of (i) August 17, 2022, (ii) $25,000,000 of purchases under the Bids, and (iii) the completion of purchases under the applicable Bid. Notwithstanding the foregoing, the Company did not commence purchases under the Bids until the expiry of its regular self-imposed quarterly blackout period. For additional information regarding the Bids, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Normal Course Issuer Bid” in Part I of this Form
10-Q.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
None.
Item 6. Exhibits.

Exhibit Number	Title of Document	Notes

3.1	Notice of Articles of Subversive Capital Acquisition Corp., dated July 15, 2019	(1)

3.2	Articles of Subversive Capital Acquisition Corp., dated July 15, 2019	(1)

3.3	Certificate of Change of Name, dated January 15, 2021 by Subversive Capital Acquisition Corp.	(1)

4.1	Specimen Common Share Certificate	(1)

4.2	Warrant Agency Agreement between the Company and Odyssey Trust Company dated July 16, 2019	(1)

10.11+	Employment Letter Agreement, dated August 10, 2021 between TPCO Holding Corp. and Troy Datcher	(1)

10.12	Form of Lock-Up Agreement, dated as of July 28, 2021, by and between TPCO Holding Corp., on the one hand, certain members of its leadership team and the members of the board of directors of TPCO Holding Corp., on the other hand	(1)

10.14	CMG Partners, Inc. 2019 Stock Option and Grant Plan	(2)

10.15	Left Coast Ventures, Inc. Amended and Restated 2018 Equity Incentive Plan	(3)

31.1	Section 302 Certification of Principal Executive Officer	*

31.2	Section 302 Certification of Principal Financial Officer	*

32.1	Section 1350 Certification of Principal Executive Officer	*

32.2	Section 1350 Certification of Principal Financial Officer	*

101.SCH	Inline XBRL Taxonomy Extension Schema Document	*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	*

*	Filed herewith.
+	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to same-numbered exhibit filed as an exhibit to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed with the SEC on October 1, 2021.
(2)	Incorporated by reference to Exhibit 4.2 to Company’s Registration Statement on Form S-8 filed with the SEC on November 12, 2021.
(3)	Incorporated by reference to Exhibit 4.3 to Company’s Registration Statement on Form S-8 filed with the SEC on November 12, 2021.
The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TPCO HOLDING CORP.

Date: November 15, 2021	By:	/s/ Troy Datcher
Troy Datcher
Chief Executive Officer (Principal Executive Officer)

Date: November 15, 2021	By:	/s/ Mike Batesole
Mike Batesole
Chief Financial Officer (Principal Financial Officer)