Form 10-K
period 2021-12-31
TPCO Holding Corp.
filed 2022-03-31
CIK 1876945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File Number
0-56348

TPCO HOLDING CORP.
(Exact name of registrant as specified in its charter)

British Columbia, Canada	98-1566338
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1550 Leigh Avenue San Jose, California	95125
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code
:

(669)

279-5390

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Shares, no par value
(Title of Class)
Share Purchase Warrants
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities
 Act.    Yes  ☐
No
  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes
☒
    No
☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of
Regulation S-T
(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of
the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and
non-voting
common equity held by
non-affiliates
of the registrant was approximately $477,289,786
as of June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter), based on the closing sale price of the common shares on the New York Stock Exchange on that date.
As of March 30, 2022, there were
 99,185,332
 common shares of the registrant outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this annual report on Form
10-K
incorporates certain information by reference from the registrant’s definitive proxy statement with respect to its 2022 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the registrant’s fiscal year.

Unless otherwise noted or the context indicates otherwise, in this Annual Report on
Form
10-K
(this “
Annual Report
”) the “Company”, “The Parent Company”, “we”, “us” and “our” refer to TPCO Holding Corp. and its subsidiaries to which it is a party.
References in this Annual Report to “cannabis” mean all parts of the plant cannabis sativa L.
containing more than 0.3 percent
tetrahydrocannabinol
(“
THC
”), including all compounds, manufactures, salts, derivatives, mixtures, or preparations.
All currency amounts in this Annual Report are stated in United States dollars, unless otherwise noted. All references to “dollars” or “$” are to United States dollars and all references to “C$” are to Canadian dollars.
All information in this Annual Report is given as of the date hereof, unless otherwise indicated.
References in this Annual Report to the Company’s websites does not constitute incorporation by reference of the information contained at or available through the Company’s websites, and you should not consider such information to be a part of this Annual Report.

i

PART I
FORWARD LOOKING INFORMATION
This Annual Report contains certain information that may constitute forward-looking information and forward-looking statements (collectively, “
Forward-Looking Statements
”) which are based upon the Company’s current internal expectations, estimates, projections, assumptions and beliefs. Such statements can be identified by the use of forward-looking terminology such as “expect”, “likely”, “may”, “will”, “should”, “intend”, “anticipate”, “potential”, “proposed”, “estimate” and other similar words, including negative and grammatical variations thereof, or statements that certain events or conditions “may” or “will” happen, or by discussions of strategy. Forward-Looking Statements include estimates, plans, expectations, opinions, forecasts, projections, targets, guidance, or other statements that are not statements of fact. Forward-Looking Statements in this Annual Report include, but are not limited to, statements with respect to:

•	the performance of the Company’s business and operations;

•	the Company’s expectations regarding revenues, expenses and anticipated cash needs;

•	the Company’s ability to complete future strategic alliances and the expected impact thereof;

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
Forward-Looking Statements contained in this Annual Report reflect management’s current beliefs, expectations and assumptions and are based on information currently available to management, management’s historical experience, perception of trends and current business conditions, expected future developments and other factors which management considers appropriate. With respect to the Forward-Looking Statements contained in this Annual Report, the Company has made assumptions regarding, among other things: (i) its ability to generate cash flows from operations and obtain necessary financing on acceptable terms; (ii) general economic, financial market, regulatory and political conditions in which the Company operates; (iii) the output from the Company’s operations; (iv) consumer interest in the Company’s products; (v) competition; (vi) anticipated and unanticipated costs; (vii) government regulation of the Company’s activities and products and in the areas of taxation and environmental protection; (viii) the timely receipt of any required regulatory approvals; (ix) the Company’s ability to obtain qualified staff, equipment and services in a timely and cost efficient manner; (x) the Company’s ability to conduct operations in a safe, efficient and effective manner; (xi) the Company’s ability to meet its future objectives and priorities; (xii) the Company’s access to adequate capital to fund its future projects and plans; (xiii) the Company’s ability to execute on its future projects and plans as anticipated; (xiv) industry growth rates; and (xv) currency exchange and interest rates.
Readers are cautioned that the above list of cautionary statements is not exhaustive. Known and unknown risks, many of which are beyond the control of the Company, could cause actual results to differ materially from the Forward-Looking Statements in this Annual Report. Such lists include, without limitation, those discussed under the heading “Risk Factors” in this Annual Report. The purpose of Forward-Looking Statements is to provide the reader with a description of management’s expectations, and such Forward-Looking Statements may not be appropriate for any other purpose. You should not place undue reliance on Forward-Looking Statements contained in this Annual Report. Although the Company believes that the expectations reflected in such Forward-Looking Statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Forward-Looking Statements contained herein are made as of the date of this Annual Report and are based on the beliefs, estimates, expectations and opinions of management on the date such Forward-Looking Statements are made. The Company undertakes no obligation to update or revise any Forward-Looking Statements, whether as a result of new information, estimates or opinions, future events or results or otherwise or to explain any material difference between subsequent actual events and such Forward-Looking Statements, except as required by applicable law. The Forward-Looking Statements contained in this Annual Report are expressly qualified in their entirety by this cautionary statement.

ITEM 1. BUSINESS.
CORPORATE STRUCTURE
Name, Address and Incorporation
The Company was incorporated under the
Business Corporations Act
(British Columbia) (the “
BCBCA
”) on June 17, 2019 under the name Subversive Capital Acquisition Corp. (“
SCAC
”) as a special purpose acquisition corporation for the purpose of effecting an acquisition of one or more businesses or assets, by way of a merger, amalgamation, arrangement, share exchange, asset acquisition, share purchase, reorganization or any other similar business combination. On July 15, 2019, SCAC amended its notice of articles and articles (the “
Articles
”) to increase the authorized capital to create an unlimited number of Class A restricted voting shares, an unlimited number of common shares and an unlimited number of proportionate voting shares.
On November 24, 2020, the Company announced that it had entered into definitive transaction agreements to acquire all of the equity of each of CMG Partners, Inc. (“
Caliva
”) and Left Coast Ventures, Inc. (“
LCV
”). The acquisition of Caliva and LCV constituted the Company’s qualifying transaction (the “
Qualifying Transaction
”). The Qualifying Transaction was completed on January 15, 2021, at which point each of Caliva and LCV became wholly-owned subsidiaries of the Company. In connection with the closing of the Qualifying Transaction, the Company amended its Articles to change its name to “TPCO Holding Corp.”
Concurrent with the completion of the Qualifying Transaction, LCV acquired SISU Extraction, LLC (“
SISU
”) pursuant to an agreement and plan of merger dated November 24, 2020.
The Company’s head office is located at 1550 Leigh Avenue, San Jose, CA 95125 and the registered office is located at
595 Burrard Street, Suite 2600, Three Bentall Centre, Vancouver, BC, V7X 1L3, Canada.
The Company’s common shares (“
Common Shares
”) and share purchase warrants (“
Warrants
”) are listed on the Neo Exchange Inc. (the “
Exchange
”) under the trading symbols “GRAM.U” and “GRAM.WT.U”, respectively. The Common Shares and Warrants also trade over the counter in the United States on the OTCQX Best Market tier of the electronic over-the-counter
marketplace operated by OTC Markets Group Inc. under the trading symbols “GRAMF” and “GRMWF”, respectively.
Intercorporate Relationships
The following chart illustrates certain of the Company’s subsidiaries, including their respective jurisdictions of incorporation and the percentage of voting securities of each that are beneficially owned, controlled or directed by the Company. Because the Company is a holding company with no operations of its own, it is wholly dependent on the operations of its subsidiaries to fund its operations. See “Item 1A. Risk Factors—Risks Relating to the Company’s Business Structure—The Company is a holding company.”

Notes:

(1)
Other than these subsidiaries, no other subsidiary of the Company has total assets that exceed 10% of the consolidated assets of the Company or revenue that exceeds 10% of the consolidated revenue of the Company or is otherwise considered a “significant subsidiary” within the meaning of Item
1-02(w)
of Regulation
S-X.

GENERAL DEVELOPMENT OF THE BUSINESS OF EACH OF THE COMPANY, CALIVA, LCV AND
Brand Strategy Agreement
On November 24, 2020, the Company also entered into a brand strategy agreement with SC Branding, LLC (the “
Brand Strategy Agreement
”) for the services of Shawn C. Carter p/k/a
JAY-Z
pursuant to which, during the BSA Term (as defined below), (a) SC Branding, LLC grants the Company the right and license to use
JAY-Z’s
approved name, image and likeness rights in approved content for the purposes of advertising, promoting, marketing, publicizing and otherwise commercializing the Company’s products and brands,
(b) JAY-Z
will serve as the Chief Visionary Officer of the Company and (c) SC Branding, LLC and
JAY-Z
will promote the Company’s brand portfolio and provide the various services specifically described therein, which include certain enhanced obligations with respect to the Company’s “MonoGram” brand. The license of rights and services to be provided by SC Branding, LLC and
JAY-Z
will be provided to the Company on an exclusive basis with respect to the market for cannabis and related products and include obligations of SC Branding, LLC and
JAY-Z
to present any business opportunities within the categories of cannabis and related products to the Company on the terms specifically described therein.
As part of this arrangement, the Company has organized a new social equity fund with a planned $10,000,000 investment and a planned annual contribution of at least 2% of net income from the Company, which will invest as a wholly integrated division of the Company under management of employees of the Company, with a goal of supporting efforts to dismantle structural racism in corporate America.
The Brand Strategy Agreement (a) became effective as of consummation of the Qualifying Transaction and shall remain in effect for a period of ten (10) years therefrom (the “
BSA Term
”); provided, that either the Company or SC Branding, LLC shall be permitted to terminate the Brand Strategy Agreement without any further liability to either party at any time after the date that is six (6) years after the consummation of the Qualifying Transaction and (b) includes customary representations and warranties and indemnification obligations of the parties.
Roc Nation Agreement
On November 24, 2020, the Company entered into a binding heads of terms agreement (the “
Roc Binding Heads of Terms
”) with Roc Nation, LLC (“
Roc Nation
”), pursuant to which, during the Roc Term (as defined below), (a) the Company shall become Roc Nation’s “Official Cannabis Partner,” and (b) Roc Nation will provide strategic and promotional services to the Company and its brands including the promotion of the Company’s brand portfolio, and the provision of artist and influencer relationship services, as well as various other services specifically described therein. Roc Nation’s services and obligations under the Roc Binding Heads of Terms will be provided to the Company on an exclusive and non-competition
basis with respect to the market for cannabis and related products and include the obligation of Roc Nation to present any business opportunities within the categories of cannabis and related products to the Company, certain rights of negotiation with respect to Roc Nation’s roster of talent and other rights on the terms specifically described therein.
The Roc Binding Heads of Terms became effective as of consummation of the Qualifying Transaction and shall remain in effect for an initial period of three (3) years therefrom (the “
Roc Term
”); provided, that following the expiration of the Roc Term, Roc Nation’s exclusivity and non-competition
obligations shall continue to remain in effect for a period of six (6) months (the “Roc Tail Period”) during which period the parties may elect to extend the period of the Roc Binding Heads of Terms upon terms to be mutually agreed.
Pursuant to the terms of the Roc Binding Heads of Terms, the Company issued to Roc Nation $25,000,000 in Common Shares following consummation of the Qualifying Transaction based on the average of the volume-weighted average prices of the Common Shares for each of the 15 trading days up to and including the last trading day of the effective date of the Roc Agreement and will pay Roc Nation additional consideration of $15,000,000 in Common Shares, payable in quarterly issuances over the second and third years of the Roc Term. The price to be paid for these additional Common Shares will be the average of the volume-weighted average prices of the Common Shares for each of the 15 days in advance of the applicable date of issuance of the Common Shares. However, the Company shall not be required to pay Roc Nation in Common Shares (and instead shall pay Roc Nation in cash), unless, among other things, the Common Shares may be issued without a vote of Company’s stockholders pursuant to the rules of the trading market on which the Common Shares are listed.

Additional Information Incorporated by Reference
For a full discussion of the general development of the businesses of each of the Company, Caliva, LCV and SISU, see the information under the headings, “General Development of the Business—The Parent Company,” “General Development of the Business—Caliva,” “General Development of the Business—LCV,” and “General Development of the Business—SISU” in Item 1 (Business) of Amendment No. 4 to the Company’s Form 10 registration statement, filed with the SEC on December 9, 2021 (the “
Form 10
”), which information is incorporated herein by reference and can be found at: https://www.sec.gov/Archives/edgar/data/1876945/000119312521352682/d250720d1012ga.htm#toc
Updates to Information Incorporated by Reference
Updates to the information incorporated by reference above from the Form 10 consist of the following:
TPCO successfully integrated LCV’s wholesale THC business post acquisition into its existing operations during 2021. The non-THC
businesses were divested during the second quarter of 2021 as described below.
The Company entered into agreements to dispose of the assets of Eko Holdings, LLC, Lief Holdings, LLC and Live Zola, LLC (the
“Non-THC
Subsidiaries”) through a series of transactions resulting in cumulative consideration of $7.35 million. The Company entered into an agreement to sell the hemp-derived cannabidiol (“CBD”) business assets of the
Non-THC
Subsidiaries to Arcadia Biosciences, Inc. (“Arcadia”) for total consideration of $7,363,733 payable by way of $4,318,537 cash and $2,159,514 in Arcadia’s common stock and $885,722 of a promissory note (the “Arcadia Transaction”). The Arcadia common stock value is based on the
20-day
volume weighted average trading price on the Nasdaq stock exchange. This transaction was signed on May 17, 2021. On April 27, 2021, the Company sold the
Non-THC
Subsidiaries’ assets, being the Acai Puree business line, to a third-party for gross proceeds of $1,100,000 in cash payable in equal instalments over six quarters.
DESCRIPTION OF THE BUSINESS
The Company is a consumer-focused cannabis company based in the United States focused on the recreational and wellness markets. The Company’s high quality integrated seed-to-sale
operations in California are focused on building winning brands supported by its direct-to-consumer
ecosystem. The Company’s platform was designed to create the most socially responsible and culturally impactful company in the United States, producing consistent, well-priced products and culturally relevant brands that are distributed to third-party retailers as well as direct-to-consumer
via the Company’s delivery service and strategically located storefront retail locations across California. A full portfolio of products and brands that appeals to a broad range of user groups, need-states and occasions, offered at all price points, and with unique brand value propositions, are produced at low cost and high caliber of quality through integrated cultivation and manufacturing. The Company believes its wholly-owned delivery and storefront retail outlets will allow it to achieve high gross-margins on many of its products, forge one-on-one
relationships between its brands and consumers and collect proprietary consumer data and insights.
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
At December 31, 2021, the Company viewed its business as having the following two sales channels:

1)
Direct to Consumer
(in-store
retail, pick up and delivery): the Company currently operates eleven omni channel retail locations, three in Northern California, three in Central California, and five in Southern California along with six delivery hubs (including the Coastal Holding Company, LLC acquisition as described in this 10-K).

2)
Wholesale: the Company sells first-party and selected third-party products into 450 dispensaries across California. Additional wholesale revenue comes from sales of sourced bulk flower and oil produced in house.

Revenues from these sales channels are as follows:

Year ended December 31, 2021
Direct to consumer	$54,238,607
Wholesale	119,176,274

$173,414,881

As the Company continues to scale and integrate its business it is incurring operating losses. Its operating losses for the years ended December 31, 2021 and December 31, 2020 totaled $818,518,013, (including impairment losses of $654,317,300) and $8,813,918 respectively. The Company is focused on reducing operating losses as it scales and integrates its businesses.
Through a combination of professional leadership, technology and data driven practices, brand and product expertise, as well as social justice and equity advocacy, the Company intends to set the example globally as a best-in-class
cannabis operation. In addition, the Company plans to pursue an opportunistic M&A strategy to accelerate growth, market share gains and profitability.
Recent Developments
On October 1, 2021, the Company entered into definitive agreements (the “
Coastal Agreements
”) to acquire 100% of the equity securities of Coastal Holding Company, LLC (“
Coastal
”), a California retail dispensary and delivery operator, for aggregate consideration, subject to adjustments, of up to US$56.2 million (the “
Coastal Transaction
”), comprised of up to (i) US$16.2 million in cash, (ii) US$20 million in Common Shares, the issuance of which is contingent upon the signing of management services agreements (“
Coastal MSAs
”) at each Coastal location and (iii) US$20 million in Common Shares, the issuance of which is contingent upon the successful transfer of Coastal’s cannabis licenses. The Company entered into Coastal MSAs related to six of Coastal’s dispensaries/deliver locations concurrently with the signing of the Coastal Agreements and is in the process of obtaining approval for two additional MSAs, which are subject to regulatory review by the applicable local municipalities. The US$16.2 million cash portion of the consideration was paid to Coastal at signing and is secured by a promissory note forgivable upon Coastal satisfying certain closing conditions. The price of the Common Shares forming a portion of the consideration will be determined based on the market price of the Common Shares on the dates such MSAs are executed or regulatory approval milestones are achieved before closing (each, a “
Pricing Date
”). Common Shares issued in connection with the Transaction will be subject to lock-up
provisions that will release upon the later of (i) six months from the applicable Pricing Date; and (ii) satisfaction of certain closing conditions.
Coastal is a retail dispensary license holder and operator with six retail licensed locations, five of which are currently operating, and two delivery depots. Coastal’s operating dispensaries are located in Santa Barbara, Pasadena, West Los Angeles, Stockton and Vallejo. Coastal is also engaged in the construction of another retail license location in Northern California and operating delivery depots in Santa Barbara and San Luis Obispo. Coastal serves over 1,000 people per day, in their stores and online.
As part of the Coastal Transaction the Company will also inherit a minority stake in a southern California dispensary and an option to purchase the remainder of that dispensary for US$9 million in cash (the “
Coastal Option
”). The Coastal Option may be exercised by the Company following receipt of certain regulatory approvals. US$4.5 million of the exercise price of the Coastal Option was prepaid upon execution of the Coastal Agreements.
Taking into account retail locations and delivery depots operated pursuant to MSAs, the Company’s currently operates 11 retail stores and six delivery depots footprints. Upon completion, the acquisition of Coastal is expected to result in the Company having the capacity to reach over 80% of California’s population. The Coastal Transaction is expected to legally close in 2022, subject to standard closing conditions and regulatory approvals, including approval of the Exchange.
In addition to the Coastal Transaction, on October 1, 2021, the Company closed the first tranche of the previously announced acquisition of the Calma dispensary, located in West Hollywood, with the acquisition of 85% of Calma’s equity securities. The transfer of the remaining 15% equity of Calma is expected to occur in 2022.
Cultivation
The Company operates over 35,000 square feet of indoor cultivation space producing premium flower for product lines on the higher-end
of the price spectrum – Monogram, Caliva and others, as well as potential new brands developed in-house,
new brands developed as part of the transactions contemplated by the Brand Strategy Agreement, and new brands that will come into the portfolio via future acquisitions. The Company has a procurement network of over 500 cultivators throughout California to purchase everything from low-cost
outdoor, high-quality
mid-priced
greenhouse, and premium indoor flower as required by its portfolio of brands.

On May 16, 2021, the Company entered into a membership interest purchase agreement (the “
Membership Interest Purchase Agreement
”) to obtain leasehold interests of approximately 10 years duration in each of four one-acre
parcels of land that are licensed for outdoor cannabis grow (collectively, the “
Outdoor Grow Properties
”). On May 21, 2021 (the “
Effective Date
”), the Company entered into series of cultivation and supply agreements with each of the leaseholders of the Outdoor Grow Properties and Mosaic. AG, Inc. (“
Mosaic.Ag
”), pursuant to which Mosaic.Ag agreed to cultivate cannabis on each of the Outdoor Grow Properties on the Company’s behalf for a period commencing on the Effective Date of and ending at least three years from the closing of the transactions contemplated by the Membership Interest Purchase Agreement, with options to extend for up to five years (the “
Cultivation and Supply Agreements
”). Under the terms of the Membership Interest Purchase Agreement, as of the Effective Date, the Company and Mosaic.Ag obtained access to the Outdoor Grow Properties and began to commence cannabis cultivation activities under the Cultivation and Supply Agreements. The purchase price under the Membership Interest Purchase Agreement is $6,000,000 in cash, $2,500,000 in Common Shares payable on the closing date (with the number of shares issued based on the volume-weighted average price per Common Share for the ten consecutive trading days prior to the closing date) and up to 1,309,263 shares subject to an earnout based on the production value of cannabis grown on the Outdoor Grow Properties over the twenty-four months following the Effective Date. The closing of the transactions contemplated by the Membership Interest Purchase Agreement are dependent on the satisfaction of various closing conditions, which have not been met to date and are not expected to be met by the end of the second quarter of 2022 as required by the Membership Interest Purchase Agreement. Further, Mosaic.Ag was unable to produce sufficient quantities of biomass according to Company quality standards and pursuant to the Cultivation Supply Agreements. For the foregoing reasons, the parties are currently in dialogue and may restructure the transaction. Pursuant to the terms of the Membership Interest Purchase Agreement, on the Effective Date, the Company advanced to the seller $5,650,000 secured by a promissory note. In the event that the transaction does not close, the promissory note is contractually obligated to be repaid to the Company. The transactions contemplated by the Membership Interest Purchase Agreement and the Cultivation and Supply Agreements are collectively referred to in this Annual Report as the “
Mosaic.Ag Transaction
”).
The Company both purchases and sells flower. California’s price compression on bulk and wholesale flower continued in the fourth quarter of 2021. According to Cannabis Benchmarks, the pricing of indoor flower, which is the principal product the Company sells at wholesale, dropped approximately 9% from October 15, 2021 to December 17, 2021.
Extraction
The Company
operates two extraction facilities in the Eureka/Arcata area with
Type-6
extraction licenses that are currently capable of producing 3,400 kg of crude and 2,700 kg of distillate per month. Distillate is a refined product from crude. Crude is a full-spectrum oil that contains all the cannabinoids, terpenes and other constituents extracted from the plant. Distillate is a pure THC product, produced by refining the crude and removing the terpenes and other constituents to isolate only the THC. This extraction capacity is utilized for both the production and sale of bulk crude and distillate as well as the production of the Company’s finished goods in the vaporizer and ingestible categories. The Company estimates its extraction business supplies approximately 20% of the distillate sold legally in California. Extraction (oil) markets are also subject to price fluctuations based on pricing of cultivation, which serves as the input material for extraction process. As cultivation pricing drops, pricing of oil from extraction also decreases. Pricing swings have the greatest effect on sales of bulk oil.
Manufacturing
The Company operates three cannabis manufacturing facilities with a total footprint of 20,500 licensed square feet throughout the State of California that are currently producing many form-factors, including jarred and bagged whole flower, pre-rolls,
bulk extracts, vape cartridges,
ready-to-use
vapes, gummies, chocolate and capsules. The Company’s estimates that its manufacturing facilities have the operating capacity to meet 20% of California market demand for distillate cannabis oil. These facilities enable the Company to produce a wide range of form-factors for a wide range of differentiated brands, addressing all consumer groups, needs occasions and price points. Having diverse manufacturing capabilities supports a broad range of product and brand strategies including the Company’s relationships with
JAY-Z
and Roc Nation.
Quality Testing
Prior to release to the commercial market, each batch of packaged cannabis biomass and/or manufactured cannabis products (collectively “
cannabis goods
”) must have a batch-specific Certificate of Analysis (“
COA
”) from a testing laboratory (“
lab
”). Labs are independent, third-party entities licensed by the California’s Department of Cannabis Control (“
DCC
”). A COA is a legally binding document created by the lab that shows the analytical quality test results of each batch of cannabis goods indicating whether the batch is safe for human consumption. Upon issuance, COAs are uploaded by the lab into the State’s track-and-trace
system, METRC, for version control and may not be amended. As reflected on each COA, a lab tests each batch of cannabis goods for cannabinoid content, presence of foreign materials, heavy metals, microbial impurities, mycotoxins, moisture content and water activity, residual pesticides, and residual solvents and processing chemicals. State regulations stipulate “passing” and “failing” criteria within each of the elements tested and indicated on the COA.
In compliance with applicable regulations, the Company must allow a lab to enter its licensed premises to conduct batch-sampling of cannabis goods. The lab removes a representative sample of each batch of cannabis goods to quality test the elements listed above. Once a representative sample of a batch of cannabis goods is submitted for COA testing, the Company cannot conduct any further manufacturing, packaging, or other activity that may impact the quality, form, or purity of the overall batch. Batches that receive a “failing” COA must be remediated or destroyed in compliance with applicable regulations. Batches that receive a “passing” COA are cleared for entry into the commercial market.
Brands
The Company
has a portfolio of over eight owned and licensed brands offering over 250 stock keeping units (“
SKUs
”) covering key consumer form-factors such as whole flower,
pre-rolls,
infused
pre-rolls,
vaporizer cartridges in both distillate and live resin format, concentrates, gummies, chocolate and capsules, tinctures and topicals. The Company strives to produce high quality products and brands that appeal to both new and experienced cannabis users – such as the High Times
Cup-winning
Caliva brand of flower. Monogram, a brand developed in partnership with
JAY-Z,
was announced in October 2020 and addresses the ultra-premium price point for flower and pre-rolls.
The Company’s brand portfolio addresses a wide range of consumers, need-states and occasions with its variety of brands and form-factors, and we believe there are additional opportunities to expand the portfolio through innovation, partnerships and acquisitions. The Company has appointed
JAY-Z,
a leading voice in music, culture, entertainment, and business, as its Chief Visionary Officer to oversee the development and promotion of brands that leverage the vision, influence, and social impact mission of the Company. Amidst challenging marketing restrictions in cannabis that bar brands from leveraging traditional advertising and media channels, the brands developed in collaboration with
JAY-Z
and Roc Nation are expected to benefit from the significant consumer following and influence of
JAY-Z
and Roc Nation. The Company’s work with
JAY-Z
will initially focus on products sold at a premium price point but will not be restricted to that price point.
Distribution
The Company’s distribution footprint is comprised of two distribution hubs located in California. From these hubs, the Company currently sells 1st party and 3rd party product into 450 dispensaries across California. The Company anticipates its number of active dispensary accounts to increase as the number of operating dispensaries in the state continues to grow.
Delivery
The Company offers
direct-to-consumer
delivery of owned brands as well as third-party brands out eight locations; three in Southern California, three in Central California and two in the San Francisco Bay Area. The Company operates its own delivery depots and directly employs its delivery drivers. The Company estimates that its direct-to-consumer
delivery is able to reach approximately 80% of Californians when including the Coastal transaction. The Company’s delivery business is subject to state regulatory changes, including as to case pack limits relating to how much product that drivers can carry at one time.
The Company’s
direct-to-consumer
offerings include an integrated
e-commerce
platform offering
in-store
pickup, curbside
pick-up,
express delivery, and scheduled delivery, allowing the Company to extend its reach beyond physical retail locations and expand interactions with its customers, while beating the illicit market on convenience and safety. The omni channel
e-commerce
platform generates proprietary consumer data which informs product and brand development, corporate development, distribution and personalization. The Company leverages this consumer data and data-driven inventory management practices to refine its menu and inventory management, including offering a menu that is dynamic based on user location. Offering direct-to-consumer
delivery allows consumers to access the Company’s selection of owned and third-party brands conveniently across a significant portion of Northern, Central and Southern California. The Company strives to prioritize the merchandising and maximize sales of its own portfolio of brands and products on the delivery platform as a means of maximizing overall gross margins. The Company expects a significant portion of delivery sales to be of owned brands, in addition to planned product innovations, consisting of many form-factors across multiple price points that address a wide variety of consumer segments and occasions. The Company will leverage a mix of express and scheduled delivery offerings as a means to maximize the value of product delivered per driver shift and minimize the overall cost-per-delivery.

Retail
After signing the Coastal transaction, the Company operates eleven retail dispensaries strategically located across the state of California. These retail locations offer consumers a wide variety of owned and third-party brands and products via walk-in,
in-store
pick-up,
and curbside
pick-up.
The Company plans to add additional retail locations both organically and through acquisition. For example, on October 1, 2021, the Company acquired 100% of the equity of Calma West Hollywood (“
Calma
”), an operating dispensary located in West Hollywood, California, for a total consideration of $11,500,000, consisting of $8,500,000 in cash and $3,000,000 of in Common Shares (the “
Calma Agreement
”). On October 1, 2021, the Company closed the first tranche under the Calma Agreement, with the acquisition of 85% of Calma’s equity securities. The transfer of the remaining 15% equity of Calma is expected to occur in 2022. In accordance with the agreement, the Company transferred $1,500,000 in cash into escrow, which will be released to the Company when the remaining 15% is acquired and the Company issues the related common shares to the seller. The Company strives to prioritize the merchandising and maximize sales of its own portfolio of brands and products in retail as a means of maximizing overall gross margins. The Company expects a significant portion of retail sales to be of owned brands, in addition to planned product innovations, consisting of many form-factors across multiple price points that address a wide variety of consumer segments, need-states and occasions.
In addition, pursuant to the Coastal MSAs, the Company operates five additional retail locations in Santa Barbara, Pasadena, West Los Angeles, Stockton and Vallejo.
E-Commerce
The Company’s
e-commerce
offerings are centered on Caliva.com, a centralized user-centric
e-commerce
platform. In addition to accessing online pickup and delivery of our products through Caliva.com, customers can access online pickup and delivery through the Caliva App in Apple’s App Store. This is a differentiated online platform in cannabis, an industry in which most shopping interactions occur in simple brick-and-mortar
retail environments. This platform facilitates seamless orders for in-store
or curbside pickup at our retail locations, as well as for delivery to our customers throughout the delivery radius of the Company’s delivery depots, which covers approximately 80% of the adult population in California when including Coastal assets.
The Company’s
e-commerce
platform offers a wide range of both owned brands and products as well as third-party brands and products. Owned brands and products are prioritized in merchandising and therefore it is anticipated they will make up a substantial portion of total sales, resulting in increased profit margins. The Company’s
e-commerce
platform also enables it to use consumer data to drive personalization and product recommendations to customers, thereby encouraging loyalty and re-orders.
Integration
The Parent Company’s operational footprint spans cultivation, extraction, manufacturing, distribution, brands, retail and delivery. Our three manufacturing facilities combined with our distribution footprint of strategically-placed distribution hubs delivering to over 450 dispensaries, support the growth of our diverse and growing portfolio of owned brands, with the ability to fulfill most dispensary orders within 72 hours. Our direct-to-consumer
delivery reaches approximately 80% of the adult population in California when including Coastal assets.
Management Team and Employees
The Company’s management team consists of experienced professionals with significant experience as California cannabis market operators but also bringing extensive experience in consumer packaged goods, technology, retail, finance, and venture capital. Members of the Company’s management team have previously held positions at firms such as 8VC, Silicon Valley Bank, Uber, Driscoll’s, E&J Gallo, Clorox, Dannon and Lagunitas/Heineken.
The Company employs over 650 people across our cultivation, production, retail, distribution, delivery and corporate office facilities across the State of California.
The Company is committed to promoting a culture of inclusion and equal opportunity for employees and in recruiting efforts. Its workforce is comprised of qualified, hardworking, and committed employees, who represent the racial, cultural, and ethnic composition of the communities it serves, including people of color, veterans, older workers and persons with disabilities. The Company and its subsidiaries have partnered with local organizations in the communities in which it operates to gain access to underserved talent and particularly those who have been unfairly impacted by non-violent
cannabis convictions.
The Company is further committed to:

•
A policy and practice of providing equal employment opportunities to all applicants and employees and administering all personnel actions without regard to race, color, creed, religion, sex, sexual orientation, gender identity, marital status, citizenship status, age, national origin, ancestry, disability, veteran status, or any other legally protected status and to affirmatively seek to advance the principles of equal employment opportunity;

•	The career advancement of all employees, prioritizing promoting from within whenever possible and investing in its workforce to encourage mobility within the organization;

•	Providing a work environment that is free of unlawful harassment, discrimination or retaliation based on any protected characteristics; and

•
Providing and maintaining a safe and healthy workplace through ongoing training programs and communication to ensure employees are informed, knowledgeable and able to ensure the safety of themselves and those around them.

The Company is able to tap into some of the most coveted talent pools in the locations that it operates throughout California, allowing a strong mix of cannabis, consumer product, business and technology backgrounds. The Company’s employees are highly talented individuals with distinct professional and educational achievements in a wide range of disciplines, as well as staff who have been trained on the job to uphold the highest standards as set by the Company.
As of December 31, 2021, the Company had 513 full-time employees and 143 part-time employees.
Ongoing Compliance
Overview
The Company is subject to the general licensing and regulatory framework in California set out under the heading “—
United States Regulatory Environment
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
Inventory and Security Policies
Maintaining security and inventory control is important to the Company and it has adopted a number of policies, procedures, and practices in these areas:
Security: The Company has taken extensive security measures including implementing professionally vetted policies, procedures, and systems to provide comprehensive protection, not only for its physical plant and inventory, but also for its employees, customers, and the surrounding public. Every licensed facility has strict access controls, thorough video surveillance coverage, and burglar alarms linked directly to local police departments. These controls are supported by professionally certified on-site
security personnel in certain instances.
Inventory: The Company maintains inventory control and reporting systems that document the present location, amount, and a description of all cannabis and cannabis products at all facilities. The traceability of cannabis goods is maintained using the California’s
“Track-and-Trace”
system, METRC, and the Company’s integrated enterprise resource planning system (“
ERP
”). The Company conducts regular continuous cycle counts in addition to both quarterly and annual manual inventory reconciliations, in accordance with regulations and best practices.
Operational Compliance
Internal audits are conducted quarterly in the normal course. These audits allow us to identify and monitor the Company’s strengths and weaknesses, highlighting continuous opportunities for improvement. These internal audits also provide us an opportunity to reinforce best practices and to institute changes in areas that are identified as opportunities for improvement. The information discovered and obtained during these internal audits is used to improve the compliance programs, when necessary, by revising policies, strengthening training, and establishing better reporting processes. The focus of the Company’s internal compliance audit is to ensure it is compliant with both state and local laws and regulations and internal policies and procedures. Internal audits may be delayed or completed remotely by video from time to time as a result of
COVID-19
precautions.

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
Ongoing Compliance
The Company prides itself on a robust internal compliance program encompassing both the compliance measures described above as well as monitoring compliance with U.S. state law on an ongoing basis. Key to those compliance efforts is the employment of individuals dedicated to monitoring California law for changes and updates to statutes and regulations, both at the state level and the local level, that impact business operations. Currently, the Company employs six individuals whose job function includes some aspect of compliance. Further, the Company employs a government relations employee whose primary job function is to monitor the changing landscape of state and local law while employing an external consultant and two external law firms that assist in the monitoring, notification, and interpretation of any changes. Additionally, the Company currently implements and maintains standard operating procedures (“
SOPs
”) that are designed for monitoring compliance with California law on an ongoing basis. These SOPs include ongoing review of current and anticipated statutes, regulations, and ordinances and the training of employees to maintain compliance with California law.
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
Intellectual Property
As part of the Company’s brand strategy, it strives to protect its proprietary products and brand elements and its brand. Intellectual property (“
IP
”) protection is pursued both in its ability to sell products and brands through first “Freedom to Operate” searches and subsequently, reviewing proprietary and protectable claims, branding, technology, or design assets. The Company evaluates opportunities for IP protection from cultivation and strain development, in manufacturing and processes, and for its portfolio of finished goods. The Company’s IP protection ranges from trademarks to patents to trade secrets and covers anything from cultivation, genetics, product development, packaging development, claims, operations, information technology, and branding. Additionally, the Company from time to time partners with other companies and pursues further IP protection through licensing and collaboration with those partners.
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
The Company has at least six registered federal trademarks with the United States Patent and Trademark Office and 38 California state trademark registrations. In addition, the Company has at least 56 federal trademark applications and one New York state application pending. The Company owns several trademarks in connection with its branded products and its retail, direct-to-consumer
business, including branded dispensaries and its branded commerce website and mobile app. Specifically, the Company considers Monogram, Caliva, Deli, Deli by Caliva, and Fun Uncle to comprise its core products and services trademark portfolio, and each of these marks is subject to issued registrations or pending applications both federally and in California, and the Company will promptly file for registration of such marks in additional states as the Company’s business expands to such states. The federal illegality of cannabis currently prevents the Company from obtaining federal trademark registrations covering cannabis-touching goods or services, which means the Company must rely on state registrations, common law uses, and federal registrations for ancillary, non-cannabis
goods and services, a reliance that has been validated by U.S. Courts in trademark cases between cannabis companies (none of which the Company has been a party to). The risk remains that a third party may adopt one of the Company’s trademarks in a different territory where the Company has made no use of the trademark, and therefore potentially has limited common law or state rights to protect the mark.
Competitive Conditions
As the Company is integrated it competes on multiple fronts, from manufacturing to retail to delivery, and experiences competition in each of these areas. The Company competes on the basis of the price, the quality of its products and its omni channel direct to consumer platform. From a retail perspective, the Company competes with other licensed retailers and delivery companies in the geographies where retail and delivery services are located. These other retailers range from small local operators to more significant operators with a presence throughout the State of California and other states in the United States. From a product perspective, the Company competes with other manufactures of brands for shelf space in third-party owned dispensaries throughout California. Similar to certain competitors in the retail space, the Company competes with manufacturers ranging in size from small local operators to significant operators with a larger presence. Indirectly, the Company competes with the illicit market, including many illegal dispensaries that continue to exist in the state of California.
The Company’s platform has been designed with the intention to combine leading operations across the supply chain with a scalable omni channel
e-commerce
platform to create a large and scalable integrated platforms in the single largest market, California. The Company believes there may be strategic opportunities to leverage its omnichannel platform and balance sheet to further expand its market share and accelerate profitability in California through mergers and acquisitions.
Specialized Knowledge, Skills, Resources & Equipment
Knowledge with respect to cultivating and growing cannabis is important in the cannabis industry. The nature of growing cannabis is not substantially different from the nature of growing other agricultural products. Variables such as temperature, humidity, lighting, air flow, watering and feeding cycles are meticulously defined and controlled to produce consistent product and to avoid contamination.
The Company grows or procures the primary component of its finished products, namely cannabis. The Company’s cultivation operations are dependent on a number of key inputs and their related costs including raw materials and supplies related to its growing operations, as well as electricity, water and other utilities. See “
Item 1A.
Risk Factors –Risks Related to the Company’s Products and Services – The Company
is reliant on key inputs
”.
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
The Company anticipates an increased demand for skilled manpower, energy resources and equipment in connection with the Company’s expected continued growth. Because of this anticipation, the Company has entered into a series of arrangements to obtain the rights to four acres of land that is licensed for outdoor grow (“
Mosaic.Ag
”). In addition, the Company entered into a cultivation and supply agreement with a cultivator to cultivate cannabis on its behalf for a period of at least three years, with options to extend up to five years. The purchase price for Mosaic.Ag is $6,000,000 in cash, $2,500,000 in Common Shares when the transaction closes and up to 1,309,263 Common Shares subject to earnouts. The upfront payment of $5,650,000, net of holdbacks of $350,000, is secured by a promissory note. The closing of the transaction is dependent on the satisfaction of various closing conditions, which have not been met to date and are not expected to be met by the end of the second quarter of 2022 as required by the Membership Interest Purchase Agreement. Further, Mosaic.Ag was unable to produce sufficient quantities of biomass according to Company quality standards and pursuant to the Cultivation Supply Agreements.    For the foregoing reasons, the parties are currently in dialogue and may restructure the transaction. In the event that the transaction does not close, the promissory note is contractually obligated to be repaid to the Company.

UNITED STATES REGULATORY ENVIRONMENT
Cannabis Industry Regulation
On February 8, 2018, the Canadian Securities Administrators revised their previously released Staff Notice
51-352
–
Issuers with U.S. Marijuana-Related Activities
(“
Staff Notice
51-352
”), which provides specific disclosure expectations for issuers that currently have, or are in the process of developing, cannabis-related activities in the United States as permitted within a particular state’s regulatory framework. All issuers with U.S. cannabis-related activities are expected to clearly and prominently disclose certain prescribed information in prospectus filings and other required disclosure documents. As a result of the Company’s existing operations in California, the Company is providing the following disclosure pursuant to Staff Notice
51-352.
The Company derives a substantial portion of its revenues from state legalized: (i) cannabis, and products containing cannabis, used by someone 21 or older that is not a medical cannabis patient (where use may include inhalation, consumption, or application) (“
Adult-Use
Cannabis
”) and (ii) to a lesser extent, cannabis and products containing cannabis used by medical cannabis patients in accordance with applicable state law, but for which no drug approval has been granted by the United States Food and Drug Administration (where use may include inhalation, consumption, or application) (“
Medical-Use
Cannabis
”) ((i) and (ii) collectively “
Regulated Cannabis
”). The Regulated Cannabis industry is illegal under U.S. Federal Law. The Parent Company is directly involved (through its licensed subsidiaries) in both the
Adult-Use
Cannabis and
Medical-Use
Cannabis industry in the State of California which has legalized and regulated such industries.
The United States federal government regulates certain drugs through the Controlled Substances Act (21 U.S.C. §§
801-971)
(the “
CSA
”) and through the Food, Drug & Cosmetic Act (21 U.S.C. §§
301-392)
(the “
FDCA
”). The CSA schedules controlled substances, including “marihuana” (defined as all parts of the plant cannabis sativa L.
containing more than 0.3 percent THC), based on their approved medical use and potential for abuse. Marihuana (also referred to as cannabis) and THC (“except for tetrahydrocannabinols in hemp”) are each classified as Schedule I controlled substances (21 U.S.C. § 812(c)). The Drug Enforcement Administration (“
DEA
”), an agency of the U.S. Department of Justice (the “
DOJ
”) defines Schedule I drugs, substances or chemicals as “drugs with no currently accepted medical use and a high potential for abuse.” The United States Food and Drug Administration (the “
FDA
”), which implements and enforces the FDCA, regulates, among other things, drugs used for the diagnosis or treatment of diseases. The FDA has not approved cannabis as a safe and effective treatment for any medical condition, and regularly issues cease-and-desist
letters to manufacturers of CBD products making health claims to consumers in contravention of the FDCA. The FDA has approved drugs containing THC and CBD, individual cannabinoids in the plant cannabis sativa L.
, for a narrow segment of medical conditions.
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
As of the filing of March 1, 2022, 37 U.S. states, and the District of Columbia and the territories of Guam, Puerto Rico, the U.S. Virgin Islands, and the Northern Mariana Islands have legalized the cultivation and sale of
Medical-Use
Cannabis, with at least six of the remaining states expected to pass such legalization measures within the next 12 months. In 18 U.S. states, the sale and possession of both
Medical-Use
Cannabis and
Adult-Use
Cannabis has been legalized, though due to the time period between a state’s legalization of commercial cannabis activities and the completion of its regulatory framework and marketplace launch, the purchase of
Adult-Use
Cannabis is currently possible in 12 states, with the remainder of the currently-legal states to commence sales activities in 2022 or 2023. The District of Columbia has legalized
Adult-Use
Cannabis but has not yet permitted the commercial sale of Adult Use Cannabis, however,
Adult-Use
sales are expected to commence in 2022. Eleven states have also enacted low-THC
/
high-CBD
only laws for medical cannabis patients. The sale and possession of both
Medical-Use
Cannabis and
Adult-Use
Cannabis is legal in the State of California, subject to applicable licensing requirements and compliance with applicable conditions. Included in the numbers above are ballot initiatives to legalize
Adult-Use
Cannabis which passed in November 2020, with Arizona commencing
Adult-Use
sales in January 2021, New Jersey and Montana to commence
Adult-Use
sales in 2022, South Dakota to commence
Adult-Use
sales in 2023, and Mississippi enacting
Medical-Use
cannabis legislation in January 2022, following a successful ballot initiative and subsequent invalidation on technical grounds by the Mississippi State Supreme Court.
Under President Barack Obama, the U.S. administration attempted to address the inconsistencies between federal and state regulation of cannabis in a memorandum which then-Deputy Attorney General James Cole sent to all United States Attorneys on August 29, 2013 (the “
2013
Cole Memorandum
”) outlining certain priorities for the DOJ relating to the prosecution of cannabis offenses. The

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
On January 4, 2018, U.S. Attorney General Jeff Sessions formally issued a new memorandum (the “
Sessions Memorandum
”), which rescinded all “previous nationwide guidance specific to marijuana enforcement,” including the 2013 Cole Memorandum. The Sessions Memorandum stated, in part, that current law reflects “Congress’ determination that Cannabis is a dangerous drug and Cannabis activity is a serious crime”, and Mr. Sessions directed all U.S. Attorneys to enforce the laws enacted by Congress by following well-established principles when pursuing prosecutions related to cannabis activities. There can be no assurance that the federal government will not enforce federal laws relating to cannabis in the future. As a result of the Sessions Memorandum, federal prosecutors are now free to utilize their prosecutorial discretion to decide whether to prosecute cannabis activities despite the existence of State-level laws that may be inconsistent with federal prohibitions. No direction was given to federal prosecutors in the Sessions Memorandum as to the priority they should ascribe to such cannabis activities, and resultantly it is uncertain how active U.S. federal prosecutors will be in relation to such activities.
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
Despite these laws, the U.S. Department of the Treasury’s Financial Crimes Enforcement Network (“
FinCEN
”) issued a memorandum on February 14, 2014 (the “
FinCEN Memorandum
”) outlining the pathways for financial institutions to bank state-sanctioned Regulated Cannabis businesses in compliance with federal enforcement priorities. The FinCEN Memorandum echoed the enforcement priorities of the 2013 Cole Memorandum and stated that in some circumstances, it is possible for banks to provide services to cannabis-related businesses without risking prosecution for violation of federal money laundering laws. Under these guidelines, financial institutions must submit a Suspicious Activity Report (“
SAR
”) in connection with all cannabis-related banking activities by any client of such financial institution, in accordance with federal money laundering laws. These cannabis-related SARs are divided into three categories—cannabis limited, cannabis priority, and cannabis terminated—based on the financial institution’s belief that the business in question follows state law, is operating outside of compliance with state law, or where the banking relationship has been terminated, respectively. On the same day that the FinCEN Memorandum was published, the DOJ issued a memorandum (the “
2014 Cole Memorandum
”) directing prosecutors to apply the enforcement priorities of the 2013 Cole Memorandum in determining whether to charge individuals or institutions with crimes related to financial transactions involving the proceeds of cannabis-related conduct. The 2014 Cole Memorandum has been rescinded as of January 4, 2018, along with the 2013 Cole Memorandum, removing guidance that enforcement of applicable financial crimes against state-compliant actors was not a DOJ priority.
However, former Attorney General Sessions’ rescission of the 2013 Cole Memorandum and the 2014 Cole Memorandum has not affected the status of the FinCEN Memorandum, nor has the Department of the Treasury given any indication that it intends to rescind the FinCEN Memorandum itself. Though it was originally intended for the 2014 Cole Memorandum and the FinCEN Memorandum to work in tandem, the FinCEN Memorandum is a standalone document which explicitly lists the eight enforcement priorities originally cited in the 2013 Cole Memorandum. As such, the FinCEN Memorandum remains intact, indicating that the Department of the Treasury and FinCEN intend to continue abiding by its guidance. However, FinCEN issued further guidance on December 3, 2019, in which it acknowledged that the Agricultural Improvement Act of 2018 (the “
Farm Bill
”) removed hemp as a Schedule I controlled substance and authorized the United States Department of Agriculture (“
USDA
”) to issue regulations governing, among other things, domestic hemp production. The guidance states that because hemp is no longer a controlled substance under federal law,

banks are not required to file SARs on these businesses solely because they are engaged in the growth or cultivation of hemp in accordance with applicable laws and regulations. The guidance further notes that for hemp-related customers, banks are expected to follow standard SAR procedures, and file a SAR if indicia of suspicious activity warrants. FinCEN noted in its December 2019 guidance that the 2014 SAR reporting structure for cannabis remains in place even with the passage of the Farm Bill and this additional guidance related to hemp. FinCEN confirmed this point in guidance issued on June 29, 2020, and clarified that, if proceeds from cannabis-related activities are kept separate, a SAR filing is only required for the cannabis-related part of a business that engages in both cannabis and hemp activity.
Although the 2013 Cole Memorandum has been rescinded, one legislative safeguard for the
Medical-Use
Cannabis industry has historically remained in place: Congress adopted a so-called
“rider” provision to the fiscal years 2015, 2016, 2017, and 2018, 2019 and 2020 and 2021. Consolidated Appropriations Acts (currently referred to as the “
Rohrabacher/Blumenauer Amendment
”) to prevent the federal government from using congressionally appropriated funds to enforce federal cannabis laws against regulated
Medical-Use
Cannabis actors operating in compliance with state and local law. On March 15, 2022, the Rohrabacher/Blumenauer Amendment was renewed through the signing of the fiscal year 2022 omnibus bill, which extended the protections of the Amendment through September 30, 2022. The Rohrabacher/Blumenauer Amendment may or may not be included in a subsequent omnibus appropriations package or a continuing budget resolution. Should the Rohrabacher/Blumenauer Amendment not be renewed upon expiration in subsequent spending bills, there can be no assurance that the federal government will not seek to prosecute cases involving medical cannabis businesses that are otherwise compliant with State law. Such potential proceedings could involve significant restrictions being imposed upon the Company.
The United States Congress has passed appropriations bills each of the last four years that have not appropriated funds for prosecution of cannabis offenses of individuals who are in compliance with state medical cannabis laws. American courts have construed these appropriations bills to prevent the U.S. federal government from prosecuting individuals when those individuals comply with state law relating to approved medical uses. However, because this conduct continues to violate U.S. federal law, American courts have observed that should Congress at any time choose to appropriate funds to fully prosecute the CSA, any individual or business – even those that have fully complied with state law – could be prosecuted for violations of U.S. federal law. And if Congress restores funding, the government will have the authority to prosecute individuals for violations of the law that took place before received funding under the CSA’s five-year statute of limitations.
In recent years, certain temporary federal legislative enactments that protect the
Medical-Use
Cannabis and industry have also been in effect. For instance, cannabis businesses that are in strict compliance with state law receive a measure of protection from federal prosecution by operation of a temporary appropriations measures that has been enacted into law as an amendment (or “
rider
”) to federal spending bills passed by Congress and signed by Presidents Obama, Trump and Biden. First adopted in the Appropriations Act of 2015, Congress has included in successive budgets since a “rider” that prohibits the DOJ from expending any funds to enforce any law that interferes with a state’s implementation of its own medical cannabis laws. The rider, discussed above, is known as the “
Rohrbacher-Blumenauer
” Amendment, and now known colloquially as the “
Joyce-Amendment
” after its most recent sponsors. The rider was renewed on March 15, 2022 through the signing of the FY 2022 omnibus spending bill, which extended the protections of the Amendment through September 30, 2022.
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
The following table is intended to assist readers in identifying those parts of this Annual Report that address the disclosure expectations outlined in Staff Notice
51-352
issued by the Canadian Securities Administrators for issuers that currently have marijuana-related activities in U.S. states where such activity has been authorized within a state regulatory framework.

Industry Involvement	Specific Disclosure Necessary to Fairly Present all Material Facts, Risks and Uncertainties	Prospectus Cross-Reference
All Issuers with U.S. Marijuana-Related Activities	Describe the nature of the issuer’s involvement in the U.S. marijuana industry and include the disclosures indicated for at least one of the direct, indirect and ancillary industry involvement types noted in this table.	• “ Description of the Business ”
Prominently state that marijuana is illegal under U.S. federal law and that enforcement of relevant laws is a significant risk.

•   “
United States Regulatory Environment - Cannabis Industry Regulation
”

•   “
Risk Factors - Risks Related to the Industry and the Company’s Business’ - Cannabis continues to be a controlled substance under the CSA
”

•   “
Risk Factors—Risks Related to the Industry and the Company’s Business - The approach to the enforcement of Regulated Cannabis laws may be subject to change or may not proceed as previously outlined
”

Discuss any statements and other available guidance made by federal authorities or prosecutors regarding the risk of enforcement action in any jurisdiction where the issuer conducts U.S. marijuana-related activities.

Outline related risks including, among others, the risk that third-party service providers could suspend or withdraw services and the risk that regulatory bodies could impose certain restrictions on the issuer’s ability to operate in the U.S.

•   “
United States Regulatory Environment - Cannabis Industry Regulation
”

•
“Risk Factors—Risks Related to the Industry and the Company’s Business - Cannabis continues to be a controlled substance under the CSA”

•
“Risk Factors - Risks Related to the Company’s Products and Services - Service providers could suspend or withdraw service
”

•
“Risk Factors—Risks Related to the Industry and the Company’s Business - The Company’s operations in the U.S. cannabis market may be subject to heightened scrutiny by regulatory authorities”

	Given the illegality of marijuana under U.S. federal law, discuss the issuer’s ability to access both public and private capital and indicate what financing options are / are not available in order to support continuing operations.	• “Risk Factors—Risks Related to the Industry and the Company’s Business - The Company may have difficulty accessing public and private capitaI”

•
“Risk Factors - Risks Related to the Industry and the Company’s Business - The Company may be subject to applicable anti-money laundering laws and regulations
”

•
“Risk Factors—Risks Related to the Industry and the Company’s Business - The Company may have difficulty accessing the services of banks, which may make it difficult to operate its business
”

•   “
United States Regulatory Environment - Cannabis Industry Regulation—Laws Applicable to Financial Services for Regulated Cannabis Industry
”

	Quantify the issuer’s balance sheet and operating statement exposure to U.S. marijuana related activities.	• “ Exposure to U.S. Marijuana Related Activities’“

	Disclose if legal advice has not been obtained, either in the form of a legal opinion or otherwise, regarding (a) compliance with applicable state regulatory frameworks and (b) potential exposure and implications arising from U.S. federal law.	The Company has received and continues to receive legal input, in verbal and written form (including opinions when required), regarding (a) compliance with applicable state and local regulatory frameworks and (b) potential exposure and implications arising from U.S. federal law in certain respects.

U.S. Marijuana Issuers with direct involvement in cultivation or distribution
Outline the regulations for U.S. states in which the issuer operates and confirm how the issuer complies with applicable licensing requirements and the regulatory framework enacted by the applicable U.S. state.

Discuss the issuer’s program for monitoring compliance with U.S. state law on an ongoing basis, outline internal compliance procedures and provide a positive statement indicating that the issuer is in compliance with U.S. state law and the related licensing framework. Promptly disclose any non-compliance,
citations or notices of violation which may have an impact on the issuer’s license, business activities or operations.

•   “
United States Regulatory Environment – Cannabis Industry Regulation
—
California”

•
“Description of the Business - Ongoing Compliance”

•
“Description of the Business - Ongoing Compliance
”

The Company is in compliance with U.S. state law and the related licensing framework.

The Company will promptly disclose any noncompliance, citations or notices of violation which may have an impact on their licenses, business activities or operations.

In accordance with Staff Notice
51-352,
below is a discussion of U.S. state-level regulatory regimes in those jurisdictions where the Company is, and will be, directly or indirectly involved through its subsidiaries. A discussion of the U.S. federal regulatory regime can be found above under the heading “—
United States Regulatory Environment
–
Cannabis Industry Regulation.
” The Company and its subsidiaries are directly engaged in the manufacture, possession, use, sale or distribution of cannabis and/or hold licenses in the
Adult-Use
Cannabis and/or
Medical-Use
Cannabis marketplace in the State of California. In accordance with Staff Notice
51-352,
the Company will evaluate, monitor and reassess this disclosure, and any related risks, on an ongoing basis and the same will be supplemented and amended to investors in public filings, including in the event of government policy changes or the introduction of new or amended guidance, laws or regulations regarding cannabis regulation. The Company intends to cause its businesses to promptly remedy any known occurrences of non-compliance
with applicable State and local cannabis rules and regulations, and intends to publicly disclose any non-compliance,
citations or notices of violation which may have an impact on its licenses, business activities or operations.
Exposure to U.S. Marijuana Related Activities
The Company operates in the United States through various subsidiaries and other entities pursuant to arrangements with third-parties on arm’s length terms as more specifically described herein. As of the closing of the Qualifying Transaction, a majority of the

Company’s business was directly derived from U.S. cannabis-related activities. As such, a majority of the Company’s balance sheet and operating statement for periods following closing of the Qualifying Transaction will reflects exposure to U.S. cannabis related activities. See “
Description of the Business”
for further details.
California
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
Medical-Use
Cannabis patients.
In September 2015, the California legislature passed three bills collectively known as the Medical Cannabis Regulation and Safety Act (“
MCRSA
”). The MCRSA established a licensing and regulatory framework for
Medical-Use
Cannabis businesses in California. The system created multiple license types for dispensaries, infused products manufacturers, cultivation facilities, testing laboratories, transportation companies, and distributors. Edible infused product manufacturers would require either volatile solvent or non-volatile
solvent manufacturing licenses depending on their specific extraction methodology. Multiple agencies would oversee different aspects of the program and businesses would require a state license and local approval to operate. However, in November 2016, voters in California passed Proposition 64, the Adult Use of Marijuana Act (“
AUMA
”), creating an
Adult-Use
Cannabis program for adults 21 years of age or older. In June 2017, the California State Legislature passed Senate Bill No. 94, known as Medicinal and
Adult-Use
Cannabis Regulation and Safety Act (“
MAUCRSA
”), which amalgamated MCRSA and AUMA and provided for a set of regulations to govern a medical and adult-use
licensing regime for cannabis businesses in the State of California. The four agencies that regulate cannabis at the state level are the Bureau of Cannabis Control (“
BCC
”), CalCannabis at the California Department of Food and Agriculture (“
CalCannabis
”), and the Manufactured Cannabis Safety Branch California Department of Public Health (“
MCSB
”), and California Department of Tax and Fee Administration. MAUCRSA went into effect on January 1, 2018. MAUCRSA was then amended and restated in July 2021 through the annual budget trailer bill process to, among other things, consolidate the three state licensing agencies—BCC, CalCannabis and MCSB—into a single licensing authority known as the Department of Cannabis Control (“
DCC
”). Subsequent to the agency consolidation, the newly formed DCC consolidated the three separate sets of BCC, CalCannabis, and MCSB regulations into a single set of state regulations, which regulations went into effect as of September 27, 2021.
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
An
adult-use
or medical manufacturing license permits the manufacturing of “manufactured cannabis products”. Manufacturing includes the compounding, blending, extracting, infusion, packaging or repackaging, labeling or relabeling, or other preparation of a cannabis product in the State of California, only cannabis that is grown in the state by a licensed operator can be sold in the state. California neither mandates or prohibits integration, and the state allows licensees to make wholesale purchase of cannabis from, or a distribution of cannabis and cannabis product to, another licensed entity within the state.

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
California Storage and Security
To ensure the safety and security of cannabis business premises and to maintain adequate controls against the diversion, theft, and loss of cannabis or cannabis products, California’s retail cannabis businesses are generally required to do the following:

•	limit access to dispensary premises to medical cannabis patients at least 18 years and older, and adults 21 and over;

•	maintain a fully operational security alarm system;

•	contract for professionally-certified security guard services;

•	maintain a video surveillance system that records continuously 24 hours a day;

•	ensure that the facility’s outdoor premises have sufficient lighting;

•	not dispense from its premises outside of permissible hours of operation;

•	limit the amount of cannabis goods dispensed to individual customers to prevent diversion;

•	store cannabis and cannabis product only in limited-access areas per the premises diagram submitted to the State of California during the licensing process;

•	store all cannabis and cannabis products in a secured, locked room or a vault with limited-access areas;

•	report to local law enforcement within 24 hours after being notified or becoming aware of the theft, diversion, or loss of cannabis; and

•
ensure the safe transport of cannabis and cannabis products between licensed facilities, maintain a delivery manifest in any vehicle transporting cannabis and cannabis products. Only vehicles that meet DCC distribution requirements are to be used to transport cannabis and cannabis products.

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

•	All deliveries of cannabis goods must be performed by a delivery employee (at least 21 years of age) who is directly employed by a licensed retailer.

•	All deliveries of cannabis goods must be made in person to a physical address that is not on public land.

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

Licenses
Caliva Licenses
Caliva, through its affiliated entities, currently owns and operates five licensed cultivation facilities in San Jose, California; two licensed manufacturing facilities in Brisbane and San Jose California; four licensed distribution facilities in the cities of Brisbane, Hanford, North Hollywood and San Jose, California; six licensed retail facilities, both storefront and non-storefront
in the cities of Bellflower, Brisbane, Culver City, Hanford and San Jose, California; and a microbusiness facility in San Jose, California permitted to engage in manufacturing, distribution and retail.
The below table summarizes the state licenses issued to Caliva in respect of its operations in California, as of March 31, 2022. These licenses were issued by the predecessor licensing agencies which existed prior to the creation of the DCC; future licenses will be issued by the DCC.

License	Entity w/DBA and License Number	Address	Expiration / Renewal Date	Description
State of California Retail license issued by BCC.	Caliva CARECE1, LLC dba Kase’s Journey, Inc. License Number: C10- 0000175-LIC	4030 Farm Supply Road, Ceres, CA 95307	06/11/2022	A retail license covers sales of cannabis goods to customers at its storefront premises or by delivery. A retailer may only purchase cannabis goods that have passed state testing requirements from a licensed distributor. A retailer license may not engage in any packaging or labeling activities.

State of California Non- Storefront Retail license issued by BCC.	Martian Delivery, LLC dba Martian Delivery License Number: C9-0000133-LIC	8880 Elder Creek Road, Sacramento, CA 95828	06/25/2022	A
non-storefront
retail license covers sales of cannabis goods to customers exclusively through delivery. A retailer non-storefront
must have a licensed premise to store the cannabis goods for delivery. The premises of a non-storefront
retailer shall not be open to the public. A
non-storefront
retailer may only purchase cannabis goods that have passed state testing requirements from a licensed distributor. A non-storefront
retailer license may not engage in any packaging or labeling activities.

State of California Medium Indoor Cultivation License issued by California Department of Food and Agriculture (“ CDFA ”) - CalCannabis Cultivation Licensing (“ CCL ”)	NC3 Systems dba Caliva License Number: CCL18-0000047	1695 S 7th St San Jose, CA 95112	5/24/2022	A medium cultivation license covers between 10,001 and 22,000 square feet of total canopy. Authorized activities include the planting, growing, harvesting, drying, curing, grading, or trimming of cannabis. Cultivators must use a licensed distributor to transfer product between licensees.

License	Entity w/DBA and License Number	Address	Expiration / Renewal Date	Description
State of California Small Indoor Cultivation License issued by CDFA- CCL	NC3 Systems dba Caliva License Number: CCL18-0000036	1695 S 7th St San Jose, CA 95112	5/24/2022	A small cultivation license covers between 5,001 and 10,000 square feet of total canopy. Authorized activities include the planting, growing, harvesting, drying, curing, grading, or trimming of cannabis. Cultivators must use a licensed distributor to transfer product between licensees.

State of California Small Indoor Cultivation License issued by CDFA- CCL	NC3 Systems dba Caliva License Number: CCL18-0000037	1695 S 7th St San Jose, CA 95112	5/24/2022	A small cultivation license covers between 5,001 and 10,000 square feet of total canopy. Authorized activities include the planting, growing, harvesting, drying, curing, grading, or trimming of cannabis. Cultivators must use a licensed distributor to transfer product between licensees.

State of California Processor License issued by CDFA-CCL	NC3 Systems dba Caliva License Number: CCL19-0000316	1695 S 7th St San Jose, CA 95112	5/13/2022	A processor license covers a cultivation site that conducts only trimming, drying, curing, grading, packaging, or labeling of cannabis and nonmanufactured cannabis products. Cultivators must use a licensed distributor to transfer product between licensees.

State of California - Nursery License issued by CDFA-CCL	NC3 Systems dba Caliva License Number: CCL18-0000038	1695 S 7th St San Jose, CA 95112	5/24/2022	A nursery license covers a cultivation site that conducts only cultivation of clones, immature plants, seeds, and other agricultural products used specifically for the propagation of cultivation of cannabis. Cultivators must use a licensed distributor to transfer product between licensees.

State of California Type 6 Manufacturing License issued by California Department of Public Health (“ CDPH ”)— Manufactured Cannabis Safety Branch (“ MCSB ”)	NC3 Systems dba Caliva License Number: CDPH-10002244	1695 S 7th St San Jose, CA 95112	4/2/2022	A Type 6 manufacturing licensee is authorized to engage in extractions using mechanical methods or nonvolatile solvents (i.e. CO2, ethanol, water or food-grade dry ice, cooking oils, or butter). A Type 6 licensee may also: conduct infusion operations and conduct packaging and labeling of cannabis products.

State of California Type 6 Manufacturing License issued by CDPH—MCSB	NC4 Systems Inc dba Caliva License Number: CDPH-10002455	101-111 South Hill Drive Brisbane, CA 94005	4/15/2022	A Type 6 manufacturing licensee is authorized to engage in extractions using mechanical methods or nonvolatile solvents (i.e. CO2, ethanol, water or food-grade dry ice, cooking oils, or butter). A Type 6 licensee may also: conduct infusion operations and conduct packaging and labeling of cannabis products.

License	Entity w/DBA and License Number	Address	Expiration / Renewal Date	Description
State of California Type 11 Distribution License issued by Bureau of Cannabis Control (“ BCC ”)	NC3 Systems dba Caliva License Number: C11- 0000819-LIC	1695 S 7th St San Jose, CA 95112	7/15/2022	Distributor licensees are responsible for transporting cannabis goods between licensees, arranging for testing of cannabis goods, conducting quality assurance review of cannabis goods to ensure they comply with all the packaging and labeling requirements, and distributing cannabis goods and accessories to retailers. A licensed distributor may package and label flower-only products and roll pre-rolls.

State of California Type 11 Distribution License issued by BCC	NC4 Systems Inc dba Caliva License Number: C11- 0000922-LIC	101-111 South Hill Drive Brisbane, CA 94005	7/28/2022	Distributor licensees are responsible for transporting cannabis goods between licensees, arranging for testing of cannabis goods, conducting quality assurance review of cannabis goods to ensure they comply with all the packaging and labeling requirements, and distributing cannabis goods and accessories to retailers. A licensed distributor may package and label flower-only products and roll pre-rolls.

State of California Type 11 Distribution License issued by BCC	Caliva CADINH1, Inc dba Caliva North Hollywood License Number: C11- 0000489-LIC	7127 Vineland Ave North Hollywood, CA 91605	6/24/2022	Distributor licensees are responsible for transporting cannabis goods between licensees, arranging for testing of cannabis goods, conducting quality assurance review of cannabis goods to ensure they comply with all the packaging and labeling requirements, and distributing cannabis goods and accessories to retailers. A licensed distributor may package and label flower-only products and roll pre-rolls.

State of California NonStorefront Retail License issued by BCC	NC3 Systems dba Caliva License Number: C9- 0000135-LIC	1695 S 7th St San Jose, CA 95112	6/25/2022	A
non-storefront
retail license covers sales of cannabis goods to customers exclusively through delivery. A retailer non-storefront
must have a licensed premise to store the cannabis goods for delivery. The premises of a non-storefront
retailer shall not be open to the public. A
non-storefront
retailer may only purchase cannabis goods that have passed state testing requirements from a licensed distributor. A non-storefront
retailer license may not engage in any packaging or labeling activities.

License	Entity w/DBA and License Number	Address	Expiration / Renewal Date	Description
State of California Retail License issued by BCC	NC3 Systems dba Caliva License Number: C10- 0000441-LIC	1695 S 7th St San Jose, CA 95112	7/15/2022	A retail license covers sales of cannabis goods to customers at its storefront premises or by delivery. A retailer may only purchase cannabis goods that have passed state testing requirements from a licensed distributor. A retailer license may not engage in any packaging or labeling activities.

State of California Retail License issued by BCC	NC3 Systems dba Deli by Caliva License Number: C10- 0000627-LIC	9535 Artesia Blvd Bellflower, CA 90706	10/7/2022	A retail license covers sales of cannabis goods to customers at its storefront premises or by delivery. A retailer may only purchase cannabis goods that have passed state testing requirements from a licensed distributor. A retailer license may not engage in any packaging or labeling activities.

State of California Non- Storefront Retail License issued by BCC	NC4 Systems Inc dba Caliva License Number: C9- 0000235-LIC	101-111 South Hill Drive Brisbane, CA 94005	7/28/2022	A
non-storefront
retail license covers sales of cannabis goods to customers exclusively through delivery. A retailer non-storefront
must have a licensed premise to store the cannabis goods for delivery. The premises of a non-storefront
retailer shall not be open to the public. A
non-storefront
retailer may only purchase cannabis goods that have passed state testing requirements from a licensed distributor. A non-storefront
retailer license may not engage in any packaging or labeling activities.

State of California Retail License issued by BCC	Nc6 Systems dba Deli by Caliva Hanford License Number: C10- 0000840-LIC	104 N Douty St Hanford, CA 93230	7/12/2022	A retail license covers sales of cannabis goods to customers at its storefront premises or by delivery. A retailer may only purchase cannabis goods that have passed state testing requirements from a licensed distributor. A retailer license may not engage in any packaging or labeling activities.

State of California Non- Storefront Retail License issued by BCC	Caliva CADECC1, LLC dba Caliva Culver City License Number: C9- 0000034-LIC	5855 Green Valley Circle Culver City, CA 90230	5/22/2022	A
non-storefront
retail license covers sales of c cannabis goods to customers exclusively through delivery. A retailer non-storefront
must have a licensed premise to store the cannabis goods for delivery. The premises of a non-storefront
retailer shall not be open to the public. A
non-storefront
retailer may only purchase cannabis goods that have passed state testing requirements

License	Entity w/DBA and License Number	Address	Expiration / Renewal Date	Description
from a licensed distributor. A nonstorefront retailer license may not engage in any packaging or labeling activities.

State of California - Microbusiness License issued by BCC	Caliva CAMISJ2, Inc. dba Deli by Caliva San Jose License Number: C12- 0000216-LIC	92 Pullman Way San Jose, CA 95111	7/23/2022	A microbusiness license allows a licensee to engage in the cultivation of cannabis on an area less than 10,000 square feet and to act as a licensed distributor, type 6 manufacturer, and retailer, as specified in an application. In order to hold a microbusiness license, a licensee must engage in at least three (3) of the four (4) listed commercial cannabis activities. At this facility Caliva engages in retail, distribution and manufacturing.

State of California Non- Storefront Retail License issued by BCC	Nc5 Systems, Inc. dba Caliva License Number: C9- 0000405-LIC	1664 Industrial Blvd. Chula Vista, CA 91911	4/01/2022	A
non-storefront
retail license covers sales of c cannabis goods to customers exclusively through delivery. A retailer non-storefront
must have a licensed premise to store the cannabis goods for delivery. The premises of a non-storefront
retailer shall not be open to the public. A
non-storefront
retailer may only purchase cannabis goods that have passed state testing requirements from a licensed distributor. A nonstorefront retailer license may not engage in any packaging or labeling activities.

State of California Retail License issued by BCC	Calma WeHo, LLC DBA Calma WeHo, LLC License: C10-0000338-LIC	1155 N La Brea, West Hollywood, CA 90038	06/27/2022	A retail license covers sales of cannabis goods to customers at its storefront premises or by delivery. A retailer may only purchase cannabis goods that have passed state testing requirements from a licensed distributor. A retailer license may not engage in any packaging or labeling activities.
Sturdivant Licenses
Sturdivant Ventures, LLC, (“
Sturdivant
”) an indirect wholly-owned subsidiary of the Company, maintains two state licenses and local permits for its business for cannabis manufacturing and distribution allowing it to operate throughout the State of California. Currently, Sturdivant is licensed to operate one
Type-N
Manufacturing facility and one
Type-11
Distribution facility. Set out below are the state licenses issued to Sturdivant in respect of its operations in California as of December 31, 2021. These licenses were issued by the predecessor licensing agencies which existed prior to the creation of the DCC; future licenses will be issued by the DCC.

License	Entity w/ DBA and License Number	Address	Expiration / Renewal Date	Description
State of California Type- N Manufacturing	Sturdivant Ventures, LLC dba Landseye	975 Corporate Center Parkway,	5/16/2022	A Type N manufacturing licensee is authorized to produce infused manufactured cannabis products

License	Entity w/ DBA and License Number	Address	Expiration / Renewal Date	Description
License issued by CDPH-MCSB	License Number: CDPH-10003210	Suite 120, Santa Rosa, CA 95407	5/16/2022	(e.g., infused pre-rolls, edibles, topicals, other non-inhalable ingestible products). A Type N licensee may also conduct packaging and labeling of manufactured and non-manufactured cannabis products.

State of California Type- 11 Distribution License issued by BCC	Sturdivant Ventures, LLC dba Landseye License Number: C11- 0000753-LIC	975 Corporate Center Parkway, Suite 120, Santa Rosa, CA 95407	7/9/2022	Distributor licensees are responsible for transporting cannabis goods between licensees, arranging for testing of cannabis goods, conducting quality assurance review of cannabis goods to ensure they comply with all the packaging and labeling requirements, and distributing cannabis goods and accessories to retailers. A licensed distributor may package and label flower-only products and roll pre-rolls.

Sol Distro Licenses
Fluid South, Inc. (“
Sol Distro
”), an indirect wholly-owned subsidiary of the Company, maintain several licenses for their businesses, including state licenses for cannabis manufacturing and distribution. Sol Distro keeps local licenses for each of its operations allowing it to operate throughout the State of California. Currently, Sol Distro holds one
Type-N
Manufacturing and one
Type-11
Distribution licenses.
Below is a list of the state licenses issued to Sol Distro in respect of its operations in California. These licenses were issued by the predecessor licensing agencies which existed prior to the creation of the DCC; future licenses will be issued by the DCC.

License	Entity	Address Attached to License	Expiration / Renewal Date	Description
State of California Type- N Manufacturing License issued by CDPH—MCSB	Fluid South, Inc. dba SOL Distro License Number: CDPH-10003729	3560 Cadillac Ave., Costa Mesa, CA	7/19/2022	A Type N manufacturing licensee is authorized to produce infused manufactured cannabis products (e.g., infused pre-rolls,
edibles, topicals, other
non-inhalable
ingestible products). A Type N licensee may also conduct packaging and labeling of manufactured and non-manufactured
cannabis products.

State of California Type- 11 Distribution License issued by BCC	Fluid South, Inc. dba SOL Distro License Number: C11- 0000826-LIC	3560 Cadillac Ave., Costa Mesa, CA	7/16/2022	Distributor licensees are responsible for transporting cannabis goods between licensees, arranging for testing of cannabis goods, conducting quality assurance review of cannabis goods to ensure they comply with all the packaging and labeling requirements, and distributing cannabis goods and accessories to retailers. A licensed distributor may package and label flower-only products and roll pre-rolls.

SISU Licenses
SISU, an indirectly wholly-owned subsidiary of the Company, maintains several licenses for its business, including California State licenses for marijuana manufacturing, distribution, and processing. SISU keeps local jurisdictional licenses and cross-jurisdictional licenses allowing it to operate throughout the State of California. Currently, SISU is licensed to operate two
Type-6
Manufacturing facilities, one
Type-11
Distribution facility, and two processor facilities.
Below is a list of the state licenses issued to SISU in respect of its operations in California as of December 31, 2021. These licenses were issued by the predecessor licensing agencies which existed prior to the creation of the DCC; future licenses will be issued by the DCC.

License	Entity	Address Attached to License	Expiration / Renewal Date	Description
State of California Type- 6 Manufacturing License issued by CDPH—MCSB	SISU dba Sisu Extracts License Number: CDPH-10001876	4651 West End Road Arcata, CA	1/12/2022	A Type 6 manufacturing licensee is authorized to engage in extractions using mechanical methods or nonvolatile solvents (i.e., CO2, ethanol, water or food-grade dry ice, cooking oils, or butter). A Type 6 licensee may also: conduct infusion operations and conduct packaging and labeling of cannabis products.

State of California Type- 6 Manufacturing License issued by CDPH—MCSB	SISU dba Sisu Extracts License Number: CDPH-10003338	112 W. Third Street, Suites D, E, & F Eureka, CA	5/31/2022	A Type 6 manufacturing licensee is authorized to engage in extractions using mechanical methods or nonvolatile solvents (i.e. CO2, ethanol, water or food-grade dry ice, cooking oils, or butter). A Type 6 licensee may also: conduct infusion operations and conduct packaging and labeling of cannabis products.

State of California Type- 11 Distribution License issued by BCC	SISU dba Sisu Extracts License Number: C11- 0000379-LIC	112 W. Third Street, Suites C Eureka, CA	6/13/2022	Distributor licensees are responsible for transporting cannabis goods between licensees, arranging for testing of cannabis goods, conducting quality assurance review of cannabis goods to ensure they comply with all the packaging and labeling requirements, and distributing cannabis goods and accessories to retailers. A licensed distributor may package and label flower-only products and roll pre-rolls.

State of California Processor License issued by CDFA—CCL	SISU dba Sisu Extracts License Number: CCL20-0001586	112 W. Third Street, Suites B Eureka, CA	8/10/2022	A processor license covers a cultivation site that conducts only trimming, drying, curing, grading, packaging, or labeling of cannabis and nonmanufactured cannabis products. Cultivators must use a licensed distributor to transfer product between licensees.

State of California Processor License issued by CDFA—CCL	SISU dba Sisu Extracts License Number: CCL20-0002140	228 3rd St. Eureka, CA	12/17/2022	A processor license covers a cultivation site that conducts only trimming, drying, curing, grading, packaging, or labeling of cannabis and nonmanufactured cannabis products. Cultivators must use a licensed distributor to transfer product between licensees.

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
et seq
) (commonly known as the “
Bank Secrecy Act
”). For example, under the Bank Secrecy Act, banks must report to the federal government any suspected illegal activity, which would include any transaction associated with a Regulated Cannabis-related business. These reports must be filed even though the business is operating in compliance with applicable state and local laws. Therefore, financial institutions that conduct transactions with money generated by Regulated Cannabis-related conduct could face criminal liability under the Bank Secrecy Act for, among other things, failing to identify or report financial transactions that involve the proceeds of cannabis-related violations of the CSA.
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
The increased uncertainty surrounding financial transactions related to cannabis activities may also result in financial institutions discontinuing services to the cannabis industry. See “
Risk Factors
”.

ITEM 1A. RISK FACTORS.
RISK FACTOR SUMMARY
Our business is subject to a number of risks and uncertainties of which you should be aware before making a decision to invest in our Common Shares. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary; and other risks we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Annual Report and our other filings with the SEC, before making a decision to invest in our Common Shares. These risks include, among others, the following:

•	Cannabis continues to be a controlled substance under the CSA.

•	The approach to the enforcement of Regulated Cannabis laws may be subject to change or may not proceed as previously outlined.

•	The Company may be subject to applicable anti-money laundering laws and regulations.

•	The Company may have difficulty accessing the services of banks, which may make it difficult to operate its business.

•	The Company may have difficulty accessing public and private capital.

•	The Company may be subject to the risks associated with governmental approvals, permits and compliance with applicable laws.

•	There may be a restriction on deduction of certain expenses.

•	Certain jurisdictions currently prohibit public company and/or non-U.S. company ownership of cannabis businesses.

•	Political uncertainty may have an adverse impact on the Company’s operating performance and results of operations.

•	Significant failure or deterioration of the Company’s quality control systems may adversely impact the Company.

•	The Company may be subject to product liability claims.

•	The Company is subject to risks inherent in an agricultural business.

•	Ongoing controversy surrounding vaporizers and vaporizer products may materially and adversely affect the market for vaporizer products and expose the Company to litigation and additional regulation.

•	The Company faces competition from the illegal cannabis market.

•	The Company may be subject to environmental regulations and risks.

•	The Company is reliant on its management team.

•	Potential future sales of shares could adversely affect prevailing market prices for the Common Shares.

•	Limited market for our securities.

•
If we fail to comply with the rules under Sarbanes-Oxley related to accounting controls and procedures in the future, or, if we discover material weaknesses and other deficiencies in our internal control and accounting procedures, our stock price could decline significantly and raising capital could be more difficult.

•	The Company may not be able to achieve sustainable revenues and profitable operations.

•	Risks associated with recent or future acquisitions.

•
Competition in the cannabis industry is intense and increased competition by larger and better-financed competitors could materially and adversely affect the business, financial condition and results of operations of the Company.

•	The cannabis industry is difficult to forecast.

•	The Company may be subject to the risk of litigation.

•	Company may be subject to risks related to security breaches.

•
The current outbreak of the novel Coronavirus, or
COVID-19,
or the future outbreak of any other highly infectious or contagious diseases, could materially and adversely impact or cause disruption to the Company’s operations, performance, financial condition, results of operations and cash flows.

•	If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about the Company or its business, the Common Share trading price and volume could decline.

•	The market price of the Common Shares may be highly volatile.

•
The Company may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on the financial condition, results of operations and Common Share price, which could cause investors to lose some or all of their investment.

RISK FACTORS
An investment in the Company involves a number of risks. In addition to the other information contained in this Annual Report, investors should give careful consideration to the following risk factors. Any of the matters highlighted in these risk factors could adversely affect our business and financial condition, causing an investor to lose all, or part of, its, his or her investment. The risks and uncertainties described below are those we currently believe to be material, but they are not the only ones we face. If any of the following risks, or any other risks and uncertainties that we have not yet identified or that we currently consider not to be material, actually occur or become material risks, our business, prospects, financial condition, results of operations and cash flows and consequently the price of our securities could be materially and adversely affected
.
Risks Related to the Industry and the Company’s Business
Cannabis continues to be a controlled substance under the CSA.
In addition to federal regulation, cannabis is also regulated at the state level in the United States. To the Company’s knowledge, there are to date a total of 47 states, plus the District of Columbia, Puerto Rico and Guam that have legalized or decriminalized cannabis in some form (including hemp). Further, ballot initiatives to legalize
Adult-Use
Cannabis recently passed in Arizona, New Jersey, South Dakota, and Montana, and ballot initiatives to legalize
Medical-Use
Cannabis passed in South Dakota and Mississippi, with implementation of applicable regulations expected in those states in the near future. Notwithstanding the permissive regulatory environment of cannabis at the state level, cannabis and THC continue to be categorized as controlled substances under the CSA and as such, violate federal law in the United States.
The United States Congress has passed appropriations bills in recent years that have not appropriated funds for prosecution of cannabis offenses of individuals who are in compliance with state medical cannabis laws. American courts have construed these appropriations bills to prevent the U.S. federal government from prosecuting individuals when those individuals comply with state law relating to approved medical uses. However, because this conduct continues to violate U.S. federal law, American courts have observed that should Congress at any time choose to appropriate funds to fully prosecute the CSA, any individual or business – even those that have fully complied with state law – could be prosecuted for violations of U.S. federal law. And if Congress restores funding, the government will have the authority to prosecute individuals for violations of the law that took place before received funding under the CSA’s five-year statute of limitations.
Violations of any U.S. federal laws and regulations could result in significant fines, penalties, administrative sanctions, convictions or settlements arising from civil proceedings conducted by either the U.S. federal government or private citizens, or criminal charges, including, but not limited to, disgorgement of profits, cessation of business activities or divestiture. This could have a material adverse effect on the Company, including its reputation and ability to conduct business, its holding (directly or indirectly) of cannabis licences in the United States, the listing of its securities on the Exchange or other applicable exchanges, its financial position, operating results, profitability or liquidity or the market price of its Common Shares. In addition, it is difficult to estimate the time or resources that would be needed for the investigation of any such matters or its final resolution because, in part, the time and resources that may be needed are dependent on the nature and extent of any information requested by the applicable authorities involved, and such time or resources could be substantial.
The approach to the enforcement of Regulated Cannabis laws may be subject to change or may not proceed as previously outlined.
As a result of the conflicting views between states and the federal government regarding cannabis, investments in Regulated Cannabis businesses in the United States are subject to inconsistent legislation and regulation. The response to this inconsistency was addressed on August 29, 2013 when then Deputy Attorney General, James Cole, authored the 2013 Cole Memorandum addressed to all United States district attorneys acknowledging that notwithstanding the designation of cannabis as a controlled substance at the federal level in the United States, several U.S. states have enacted laws relating to cannabis for medical purposes.
The 2013 Cole Memorandum outlined certain priorities for the DOJ relating to the prosecution of cannabis offenses. In particular, the 2013 Cole Memorandum noted that in jurisdictions that have enacted laws legalizing cannabis in some form and that have also implemented strong and effective regulatory and enforcement systems to control the cultivation, distribution, sale and possession of Regulated Cannabis, conduct in compliance with those laws and regulations is less likely to be a priority at the federal level. Notably, however, the DOJ has never provided specific guidelines for what regulatory and enforcement systems it deems sufficient under the 2013 Cole Memorandum standard.

In light of limited investigative and prosecutorial resources, the 2013 Cole Memorandum concluded that the DOJ should be focused on addressing only the most significant threats related to cannabis. States where
Medical-Use
Cannabis had been legalized were not characterized as a high priority. In March 2017, then newly appointed Attorney General Jeff Sessions again noted limited federal resources and acknowledged that much of the 2013 Cole Memorandum had merit; however, he disagreed that it had been implemented effectively and, on January 4, 2018, Attorney General Jeff Sessions authored the Sessions Memorandum, which rescinded all “previous nationwide guidance specific to marijuana enforcement,” including the 2013 Cole Memorandum. The Sessions Memorandum rescinded previous nationwide guidance specific to the prosecutorial authority of United States attorneys relative to cannabis enforcement on the basis that they are unnecessary, given the well-established principles governing federal prosecution that are already in place. Those principals are included in chapter 9.27.000 of the United States Attorneys’ Manual and require federal prosecutors deciding which cases to prosecute to weigh all relevant considerations, including federal law enforcement priorities set by the Attorney General, the seriousness of the crime, the deterrent effect of criminal prosecution, and the cumulative impact of particular crimes on the community.
As a result of the Sessions Memorandum, federal prosecutors will now be free to utilize their prosecutorial discretion to decide whether to prosecute cannabis activities despite the existence of state-level laws that may be inconsistent with federal prohibitions. No direction was given to federal prosecutors in the Sessions Memorandum as to the priority they should ascribe to such cannabis activities, and resultantly it is uncertain how active federal prosecutors will be in relation to such activities. Furthermore, the Sessions Memorandum did not discuss the treatment of
Medical-Use
Cannabis by federal prosecutors.
Former U.S. Attorney General Jeff Sessions resigned on November 7, 2018. Nonetheless, there is no guarantee that state laws legalizing and regulating the sale and use of cannabis will not be repealed or overturned, even under a Biden Administration’s DOJ or that local governmental authorities will not limit the applicability of state laws within their respective jurisdictions. Unless and until the United States Congress amends the CSA with respect to cannabis and THC (and as to the timing or scope of any such potential amendments there can be no assurance), there is a risk that federal authorities may enforce current U.S. federal law.
In recent years, certain temporary federal legislative enactments that protect the
Medical-Use
Cannabis and industry have also been in effect. For instance, cannabis businesses that are in strict compliance with state law receive a measure of protection from federal prosecution by operation of a temporary appropriations measures that has been enacted into law as an amendment (or “
rider
”) to federal spending bills passed by Congress and signed by both Presidents Obama and Trump. First adopted in the Appropriations Act of 2015, Congress has included in successive budgets since a “rider” that prohibits the DOJ from expending any funds to enforce any law that interferes with a state’s implementation of its own medical cannabis laws. The rider, discussed above, is known as the “
Rohrbacher-Blumenauer
” Amendment. The Rohrbacher-Blumenauer Amendment (now known colloquially as the “
Joyce-Amendment
” after its most recent sponsors) was included in the Consolidated Appropriations Act of 2020, which was signed by President Trump on December 20, 2019 and funded the departments of the federal government through the fiscal year ending September 30, 2020. In signing the act, President Trump issued a signing statement noting that the Act “provides that the DOJ may not use any funds to prevent implementation of medical cannabis laws by various States and territories,” and further stating “I will treat this provision consistent with the President’s constitutional responsibility to faithfully execute the laws of the United States.” While the signing statement can fairly be read to mean that the executive branch intends to enforce the CSA and other federal laws prohibiting the sale and possession of medical cannabis, the President did issue a similar signing statement in May 2017 and February 2019 and no federal enforcement actions followed. On March 15, 2022, the Rohrabacher/Blumenauer Amendment was renewed through the signing of the FY 2022 omnibus spending bill, which extended the protections of the Amendment through September 30, 2022.
Should the Rohrabacher/Blumenauer Amendment not be renewed in subsequent spending bills, there can be no assurance that the federal government will not seek to prosecute cases involving medical cannabis businesses that are otherwise compliant with State law. Such potential proceedings could involve significant restrictions being imposed upon the Company, while diverting the attention of executives. Such proceedings could have a material adverse effect on the Company’s business, revenues, operating results and financial condition as well as the Company’s reputation, even if such proceedings were concluded successfully in favor of the Company.
Moreover, unless and until the U.S. Congress amends the CSA with respect to
Medical-Use
Cannabis and/or
Adult-Use
Cannabis (and as to the timing or scope of any such potential amendments there can be no assurance), there is a risk that federal authorities may enforce current U.S. federal law. If the U.S. federal government begins to enforce U.S. federal laws relating to Regulated Cannabis in states where the sale and use of cannabis is currently legal, or if existing applicable state laws are repealed or curtailed, the Company’s business, assets, revenues, operating results and financial condition as well as the Company’s reputation may be material adversely effected. In the extreme case, such enforcement could ultimately involve the prosecution of key executives of the Company or the seizure of its assets.

U.S. state regulatory uncertainty may adversely impact the Company.
There is no assurance that state laws legalizing and regulating the sale and use of cannabis will not be repealed, amended or overturned, or that local governmental authorities will not limit the applicability of state laws within their respective jurisdictions. If the U.S. federal government begins to enforce U.S. federal laws relating to cannabis in states where the sale and use of cannabis is currently legal, or if existing state laws are repealed or curtailed, the Company’s business or operations in those states or under those laws would be materially and adversely affected. Federal actions against any individual or entity engaged in the cannabis industry or a substantial repeal of cannabis related legislation could adversely affect the Company, its business and its assets or investments.
Certain U.S. states where medical and/or
Adult-Use
Cannabis is legal have or are considering special taxes or fees on the cannabis industry. It is uncertain at this time whether other states are in the process of reviewing such additional taxes and fees. The implementation of special taxes or fees could have a material adverse effect upon the businesses, results of operations and financial condition of the Company.
The Company may be subject to applicable anti-money laundering laws and regulations.
Given the nature of its business, the Company may be subject to a variety of laws and regulations in Canada and in the United States that involve money laundering, financial recordkeeping and proceeds of crime, including the Bank Secrecy Act, as amended by Title III of the
Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001
(USA PATRIOT Act), the
Proceeds of Crime (Money Laundering) and Terrorist Financing Act
(Canada), as amended and the rules and regulations thereunder, the
Criminal Code
(Canada) and any related or similar rules, regulations or guidelines, issued, administered or enforced by governmental authorities in the United States and Canada. Banks often refuse to provide banking services to businesses involved in the U.S. cannabis industry due to the present state of the laws and regulations governing financial institutions in the United States. The lack of banking and financial services presents unique and significant challenges to businesses in the cannabis industry. The potential lack of a secure place in which to deposit and store cash, the inability to pay creditors through the issuance of cheques and the inability to secure traditional forms of operational financing, such as lines of credit, are some of the many challenges presented by the unavailability of traditional banking and financial services.
In February 2014, the FinCEN issued the FinCEN Memorandum, which states that in some circumstances, it is possible for banks to provide services to cannabis related businesses without risking prosecution for violation of U.S. federal money laundering laws. It refers to supplementary guidance that Deputy Attorney General Cole issued to U.S. federal prosecutors relating to the prosecution of U.S. money laundering offenses predicated on cannabis-related violations of the CSA. It is unclear at this time whether the current administration will follow the guidelines of the FinCEN Memorandum.
In the event that any of the Company’s operations, or any proceeds thereof, any dividends or distributions therefrom, or any profits or revenues accruing from such operations in the United States were found to be in violation of money laundering legislation or otherwise, such transactions may be viewed as proceeds of crime under one or more of the statutes noted above or any other applicable legislation. This could restrict or otherwise jeopardize the ability of the Company to declare or pay dividends, affect other distributions or subsequently repatriate such funds back to Canada. Furthermore, while there are no current intentions to declare or pay dividends on the Common Shares in the foreseeable future, in the event that a determination was made that the Company’s proceeds from operations (or any future operations or investments in the United States) could reasonably be shown to constitute proceeds of crime, the Company may decide or be required to suspend declaring or paying dividends without advance notice and for an indefinite period of time.
FDA rulemaking related to
Medical-Use
Cannabis and the possible registration of facilities where
Medical-Use
Cannabis is grown could negatively affect the
Medical-Use
Cannabis industry, which would directly affect our financial condition.
Should the federal government legalize
Medical-Use
Cannabis, it is possible that the FDA would be tasked by Congress to regulate it under the FDCA. Additionally, the FDA may issue rules and regulations including current good manufacturing practices, or GMPs, related to the growth, cultivation, harvesting and processing of
Medical-Use
Cannabis. Clinical trials may be needed to verify efficacy and safety. It is also possible that the FDA would require that facilities where
Medical-Use
Cannabis is grown register with the FDA and comply with certain federal regulations. In the event that some or all of these regulations are imposed, we do not know what the impact would be on the
Medical-Use
Cannabis industry, including what costs, requirements and possible prohibitions may be enforced. If we are unable to comply with the regulations or registration as prescribed by the FDA, we may be unable to continue to operate our business in its current form or at all.
U.S. border officials could deny entry into the U.S. to employees of, or investors in companies with cannabis operations in the United States.
Because cannabis remains illegal under U.S. federal law, those
non-U.S.
citizens employed at or investing in legal and licensed cannabis companies could face detention, denial of entry or lifetime bans from the United States for their business associations with U.S. cannabis businesses. Entry of
non-U.S.
citizens happens at the sole discretion of the U.S. Customs and Border Protection (“
CBP
”) officers on duty, and these officers have wide latitude to ask questions to determine the admissibility of a foreign national.

The Government of Canada warns travelers on its website that previous use of cannabis, or any substance prohibited by U.S. federal laws, could mean denial of entry to the U.S. In addition, business or financial involvement in the legal cannabis industry in the United States could also be reason enough for U.S. border guards to deny entry. On September 21, 2018, CBP released a statement outlining its current position with respect to enforcement of the laws of the United States. It stated that CBP enforcement of United States laws regarding controlled substances has not changed and because cannabis continues to be a controlled substance under United States law, working in or facilitating the proliferation of the legal cannabis industry in U.S. states where it is deemed legal may affect admissibility to the U.S. As a result, CBP has affirmed that, a Canadian citizen coming to the U.S. for reasons related to the cannabis industry may be deemed inadmissible. While the CBP under the Biden Administration has archived its website page covering the September 21, 2018 statement, the Biden Administration has not officially rescinded the policy in question.
The Company may have difficulty accessing the services of banks, which may make it difficult to operate its business.
The Company may have trouble accessing services of financial institutions. For example, in February 2014, FinCEN issued the FinCEN Memorandum (which is not law) that provides guidance with respect to financial institutions providing banking services to cannabis business, including burdensome due diligence expectations and reporting requirements. This guidance does not provide any safe harbors or legal defenses from examination or regulatory or criminal enforcement actions by the DOJ, FinCEN or other federal regulators. Thus, most banks and other financial institutions in the United States do not appear to be comfortable providing banking services to cannabis-related businesses, or relying on this guidance, which can be amended or revoked at any time by the executive branch. In addition to the foregoing, banks may refuse to process debit card payments and credit card companies generally refuse to process credit card payments for cannabis-related businesses. As a result, the Company may have limited or no access to banking or other financial services in the United States. In addition, federal money laundering statutes and Bank Secrecy Act regulations discourage financial institutions from working with any organization that sells a controlled substance, regardless of whether the state it resides in permits cannabis sales. While the United States House of Representatives has passed the SAFE Banking Act, which would permit commercial banks to offer services to cannabis companies that are in compliance with state law, it remains under consideration by the Senate, and if Congress fails to pass the SAFE Banking Act, the Company’s inability, or limitations on the Company’s ability, to open or maintain bank accounts and/or obtain other banking services may make it difficult for the Company to operate and conduct its business as planned or to operate efficiently.
Since the use of cannabis is illegal under U.S. federal law, and in light of concerns in the banking industry regarding money laundering and other federal financial crime related to cannabis, businesses involved in the cannabis industry often have difficulty finding a bank willing to accept their business. Likewise, cannabis businesses have limited access, if any, to credit card processing services. As a result, cannabis businesses in the United States are to a significant degree cash-based. This complicates the implementation of financial controls and increases security issues.
The Company may have difficulty accessing public and private capital.
The Company expects to access public capital markets by virtue of its status as a reporting issuer in each of the provinces and territories of Canada (other than Quebec). In addition, on October 8, 2021, the Company became a reporting issuer under the Securities Exchange Act of 1934, as amended (the “
Exchange Act
”), which will allow it to more easily access the U.S. public markets. However, there can be no assurances that the Company will be able to successfully obtain sufficient financing through such capital markets and, further, capital market uncertainty and volatility could impact the Company’s ability to obtain equity financing.
Caliva and LCV have historically, and the Company continues to have, access to equity and debt financing from the prospectus exempt (private placement) markets in the United States The Company also has relationships with sources of private capital (such as funds and high net worth individuals) that might provide financing at a higher cost of capital.
Commercial banks, private equity firms and venture capital firms have approached the cannabis industry cautiously to date. However, there are increasing numbers of high net worth individuals and family offices that have made meaningful investments in companies and businesses similar to the Company. Although there has been an increase in the amount of private financing available over the last several years, there is neither a broad nor deep pool of institutional capital that is available to cannabis license holders and license applicants. There can be no assurance that additional financing, if raised privately, will be available to the Company when needed or on terms which are acceptable to the Company. The Company’s inability to raise financing to fund capital expenditures or acquisitions could limit its growth and may have a material adverse effect upon future profitability.
There may be a restriction on deduction of certain expenses.
Section 280E of the United States Internal Revenue Code of 1986, as amended (the “
Code
”) generally prohibits businesses from deducting or claiming tax credits with respect to expenses paid or incurred in carrying on any trade or business if such trade or business (or the activities which comprise such trade or business) consists of trafficking in controlled substances (within the meaning of Schedule I and II of the CSA) which is prohibited by U.S. federal law or the law of any state in which such trade or business is conducted. Section 280E currently applies to businesses operating in the cannabis industry, irrespective of whether such businesses are licensed and operating in accordance with applicable state laws. The application of Code Section 280E generally causes such businesses to pay higher effective U.S. federal income tax rates than similar businesses in other industries due to the loss of certain deductions and credits. The impact of Code Section 280E on the effective tax rate of a cannabis business generally depends on how large the ratio of non-deductible
expenses is to the business’s total revenues. The Company expects to continue to be subject to Code Section 280E. The application of Code Section 280E to the Company may adversely affect the Company’s profitability and, in fact, may cause the Company to operate at a loss when it would otherwise have a profit. While recent legislative proposals, if enacted into law, could eliminate or diminish the application of Code Section 280E to cannabis businesses, the enactment of any such law is uncertain. Accordingly, Code Section 280E may to apply to the Company indefinitely.
The Company may lack access to U.S. bankruptcy protections.
As discussed above, cannabis is illegal under U.S. federal law. Therefore, there is a compelling argument that the federal bankruptcy courts cannot provide relief for parties who engage in Regulated Cannabis businesses. Recent bankruptcy rulings have denied bankruptcies for dispensaries upon the justification that businesses cannot violate federal law and then claim the benefits of federal bankruptcy for the same activity and upon the justification that courts cannot ask a bankruptcy trustee to take possession of, and distribute Regulated Cannabis-related assets as such action would violate the CSA. Therefore, the Company may not be able to seek the protection of the bankruptcy courts and this could materially affect our business or our ability to obtain credit.
The Company’s operations in the U.S. cannabis market
may be subject to heightened scrutiny by regulatory authorities.
For the reasons set forth above, the Company’s existing operations in the United States, and any future operations or investments, may become the subject of heightened scrutiny by securities regulators, stock exchanges and other authorities in Canada and the United States. As a result, the Company may be subject to significant direct and indirect interaction with public officials. There can be no assurance that this heightened scrutiny will not in turn lead to the imposition of certain restrictions on the Company’s ability to invest or hold interests in other entities in the United States. or any other jurisdiction, or have consequences for its stock exchange listing or Canadian reporting obligations, in addition to those described herein. See “
Risk Factors—Risks Related to the Industry and the Company’s Business – Cannabis continues to be a controlled substance under the CSA
”.
For example, to date, the New York Stock Exchange and the Nasdaq Stock Market have refused to list on their exchanges securities of companies, like the Company, that are in the business of cultivating and selling cannabis in the United States.
On February 8, 2018, the Canadian Securities Administrators published Staff Notice
51-352
describing the Canadian Securities Administrators’ disclosure expectations for specific risks facing issuers with cannabis-related activities in the U.S. Staff Notice
51-352
confirms that a disclosure-based approach remains appropriate for issuers with U.S. cannabis-related activities. Staff Notice
51-352
includes additional disclosure expectations that apply to all issuers with U.S. cannabis-related activities, including those with direct and indirect involvement in the cultivation and distribution of cannabis, as well as issuers that provide goods and services to third parties involved in the U.S. cannabis industry.
CDS Clearing and Depositary Services Inc. (“
CDS
”) is Canada’s central securities depository, clearing and settling trades in the Canadian equity, fixed income and money markets. On February 8, 2018, following discussions with the Canadian Securities Administrators and recognized Canadian securities exchanges, the TMX Group, which is the owner and operator of CDS, announced the signing of a Memorandum of Understanding (“
MOU
”) with the Exchange, the Canadian Securities Exchange and the Toronto Stock Exchange confirming that it relies on such exchanges to review the conduct of listed issuers. The MOU notes that securities regulation requires that the rules of each of the exchanges must not be contrary to the public interest and that the rules of each of the exchanges have been approved by the securities regulators. Pursuant to the MOU, CDS will not ban accepting deposits of or transactions for clearing and settlement of securities of issuers with cannabis-related activities in the United States.
Even though the MOU indicated that there are no plans of banning the settlement of securities of issuers with U.S. cannabis related activities through CDS, there can be no guarantee that the settlement of securities will continue in the future. If such a ban were to be implemented, it would have a material adverse effect on the ability of holders of Common Shares to make and settle trades. In particular, the Common Shares would become highly illiquid until an alternative (if available) was implemented, and investors would have no ability to effect a trade of the Common Shares through the facilities of a stock exchange.
The Company may be subject to the risk of civil asset forfeiture.
Because the cannabis industry remains illegal under U.S. federal law, any property owned by participants in the cannabis industry which are either used in the course of conducting such business, or are the proceeds of such business, could be subject to seizure by law enforcement and subsequent civil asset forfeiture. Even if the owner of the property was never charged with a crime, the property in question could still be seized and subject to an administrative proceeding by which, with minimal due process, it could be subject to forfeiture.

The laws and regulations affecting the cannabis industry are constantly changing.
The constant evolution of laws and regulations affecting the cannabis industry could detrimentally affect the Company. The current and proposed operations of the Company are subject to a variety of local, state and federal cannabis laws and regulations relating to the manufacture, management, transportation, storage and disposal of cannabis, as well as laws and regulations relating to consumable products health and safety, the conduct of operations and the protection of the environment. These laws and regulations are broad in scope and subject to evolving interpretations, which could require the Company to incur substantial costs associated with compliance or alter certain aspects of its business plans. In addition, violations of these laws, or allegations of such violations, could disrupt certain aspects of the business plans of the Company and result in a material adverse effect on certain aspects of their planned operations. These laws and regulations are rapidly evolving and subject to change with minimal notice. Regulatory changes may adversely affect the Company’s profitability or cause it to cease operations entirely. The cannabis industry may come under the scrutiny or further scrutiny by the FDA, the SEC, the DOJ, the Financial Industry Regulatory Authority or other federal or applicable state or non-governmental
regulatory authorities or self-regulatory organizations that supervise or regulate the production, distribution, sale or use of cannabis for medical or adult-use
purposes in the United States. It is impossible to determine the extent of the impact of any new laws, regulations or initiatives that may be proposed, or whether any proposals will become law. The regulatory uncertainty surrounding the industry may adversely affect the business and operations of the Company, including without limitation, the costs to remain compliant with applicable laws and the impairment of its business or the ability to raise additional capital. In addition, the Company is not be able to predict the nature of any future laws, regulations, interpretations or applications, and it is possible that regulations may be enacted in the future that will be directly applicable to its business.
The Company may be subject to the risks associated with governmental approvals, permits and compliance with applicable laws.
Government approvals and permits are currently, and may in the future be, required in connection with the operations of the Company. To the extent such approvals are required and not obtained, the Company may be curtailed or prohibited from its production, manufacture, and sale of
Medical-Use
Cannabis and
Adult-Use
Cannabis or from proceeding with the development of its operations as currently proposed.
Failure to comply with applicable laws, regulations and permitting requirements may result in enforcement actions thereunder, including orders issued by regulatory or judicial authorities causing operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment, or remedial actions. The Company may be required to compensate those suffering loss or damage by reason of their operations and may have civil or criminal fines or penalties imposed for violations of applicable laws or regulations.
The Company may not be able to obtain or maintain the necessary licences, permits, certificates, authorizations or accreditations to operate its businesses, or may only be able to do so at great cost. In addition, the Company may not be able to comply fully with the wide variety of laws and regulations applicable to the cannabis industry. Failure to comply with or to obtain the necessary licences, permits, certificates, authorizations or accreditations could result in restrictions on the Company’s ability to operate in the cannabis industry, which could have a material adverse effect on the business, results of operations and financial condition of the Company.
Amendments to current laws, regulations and permits governing the production of medical and adult-use
cannabis, or more stringent implementation thereof, could have a material adverse impact on the Company and cause increases in expenses, capital expenditures or production costs, or reduction in levels of production, or require abandonment or delays in development.
There may be difficulty with the enforceability of contracts.
It is a fundamental principle of law that a contract will not be enforced if it involves a violation of law or public policy. Because cannabis remains illegal in the United States at a federal level, judges in multiple U.S. states have on a number of occasions refused to enforce contracts for the repayment of money when the loan was used in connection with activities that violate federal law, even if there is no violation of state law. It is possible that the Company may not be able to legally enforce contracts the Company
enters into if necessary, which means there can be no assurance that there will be a remedy for breach of contract, which would have a material adverse effect on the Company’s business, assets, revenues, operating results, financial condition and prospects. For example, at least some federal courts have dismissed lawsuits seeking to enforce contracts involving the purchase or sale of Regulated Cannabis businesses.
The ability to grow a business with ties to cannabis operations in the United States depends on state laws pertaining to the cannabis industry.
Continued development of the Regulated Cannabis industry depends upon continued legislative authorization of cannabis at the state level. The status quo of, or progress in, the Regulated Cannabis industry is not assured and any number of factors could slow or halt further progress in this area. While there may be ample public support for legislative action permitting the manufacture and use of cannabis, numerous factors impact the legislative process. For example, many states that voted to legalize
Medical-Use
Cannabis

and/or
Adult-Use
Cannabis have seen significant delays in the drafting and implementation of regulations and issuance of licenses. In addition, burdensome regulation at the state level could slow or stop further development of the Regulated Cannabis industry, such as limiting the medical conditions for which medical cannabis can be recommended by physicians for treatment, restricting the form in which medical cannabis can be consumed, imposing significant registration requirements on physicians and patients or imposing significant taxes on the growth, processing and/or retail sales of cannabis, which could have the impact of dampening growth for cannabis businesses and making it difficult for cannabis businesses to operate profitably in those states. Any one of these factors could slow or halt additional legislative authorization of medical and/or recreational-use
cannabis, which could adversely affect the Company’s business prospects.
A revised statutory and regulatory framework implemented by a newly consolidated agency; cannabis tax relief under consideration in California.
In 2021, California consolidated the three state agencies licensing and regulating commercial cannabis activity in California, merging the Bureau of Cannabis Control, CalCannabis at the California Department of Food and Agriculture, and the Manufactured Cannabis Safety Branch at the Department of Public Health into a single Department of Cannabis Control (the “DCC”) effective July 1. The DCC in turn promulgated, consolidated and streamlined regulations, adopting the bulk of these on September 29, 2021. The consolidation of the three licensing divisions, development of a unified single licensing system for future cannabis business licenses and the transition of existing licensing data has yet to occur, but is contemplated in California Governor Gavin Newsom’s 2022-2023 Budget Proposal. Still, the enacted form of the uniform licensing protocols and regulatory clean-up
as part of a short-term and longer term strategy are unknown. The foregoing changes will continue to impact the processes, procedures, administration, and generally the operations of commercial cannabis licenses in California.
Governor Newsom also recently announced that he is also considering tax relief and/or simplification, in connection with releasing his 2022-2023 Budget Proposal: “It is my goal to look at tax policy to stabilize markets.” The Newsom administration, in addition to potentially adjusting tax rates, could elect to shift the responsibilities of tax collection from the final distributor to the first for cultivation, and for the retail excise tax from the distributor to the retailer. While the Company participates in DCC rule-makings and closely follows the Newsom administration’s budget proposals and revisions, the legislation, regulations and regulatory and tax impact on the licenses and operations therefrom is not currently known.
Certain jurisdictions currently prohibit public company ownership of cannabis businesses.
Certain jurisdictions in the United States prohibit persons that are declared unqualified to hold a cannabis establishment license, which can include any publicly traded company or
non-U.S.
company. In such circumstances, the prohibition against the issuance of a cannabis establishment business license may not be limited to the direct licensee but extend to owners of such licensees including parent-companies. As such, a publicly-traded and/or
non-U.S.
company may be denied the issuance of a cannabis establishment business license in such jurisdictions which could limit the Company’s ability to expand.
Political uncertainty may have an adverse impact on the Company’s operating performance and results of operations.
General political uncertainty may have an adverse impact on the Company’s operating performance and results of operations. In particular, the United States continues to experience significant political events that cast uncertainty on global financial and economic markets, especially in light of the recent presidential election. It is presently unclear exactly what actions the new administration in the United States will implement, and if implemented, how these actions may impact the cannabis industry in the United States. Any actions taken by the new United States administration may have a negative impact on the United States economies and on the businesses, financial conditions, results of operations and the valuation of United States cannabis companies, including the Company.
Risks Related to the Company’s Products and Services
Unfavorable publicity or consumer perception may affect the success of the Company’s business.
The legal cannabis industry in the U.S. is at an early stage of its development. Cannabis has been, and is expected to continue to be, a regulated substance for the foreseeable future. Consumer perceptions regarding legality, morality, consumption, safety, efficacy and quality of cannabis are mixed and evolving. Consumer perception can be significantly influenced by scientific research or findings, regulatory investigations, litigation, media attention and other publicity regarding the consumption of cannabis products. There can be no assurance that future scientific research, findings, regulatory proceedings, litigation, media attention or other research findings or publicity will be favorable to the cannabis market or any particular product, or consistent with earlier publicity. Future research reports, findings, regulatory proceedings, litigation, media attention or other publicity that are perceived as less favorable than, or that question earlier research reports, findings or publicity could have a material adverse effect on the demand for cannabis and on the business, results of operations, financial condition and cash flows of the Company. Further, adverse publicity, reports or other media attention regarding cannabis in general, or associating the consumption of cannabis with illness or other negative effects or events, could have such a material adverse effect.

Public opinion and support for
Medical-Use
Cannabis and
Adult-Use
Cannabis use has traditionally been inconsistent and varies from jurisdiction to jurisdiction. While public opinion and support appears to be rising for legalizing
Medical-Use
Cannabis and
Adult-Use
Cannabis, it remains a controversial issue subject to differing opinions surrounding the level of legalization (for example, medical cannabis as opposed to legalization in general).
The ability to gain and increase market acceptance of the Company’s products may require the Company to establish and maintain its brand name and reputation. In order to do so, substantial expenditures on product development, strategic relationships and marketing initiatives may be required. There can be no assurance that these initiatives will be successful and their failure may have an adverse effect on the Company.
Further, a shift in public opinion may also result in a significant influence over the regulation of the cannabis industry in Canada, the United States or elsewhere. A negative shift in the perception of the public with respect to cannabis in the U.S. or any other applicable jurisdiction could affect future legislation or regulation. Among other things, such a shift could cause state jurisdictions to abandon initiatives or proposals to legalize
Adult-Use
Cannabis, thereby limiting the number of new state jurisdictions into which the Company could expand. Any inability to fully implement the Company’s expansion strategy may have a material adverse effect on its business, financial condition and results of operations.
The Company faces competition from the illegal cannabis market.
The Company
faces competition from illegal dispensaries and the illegal market that are unlicensed and unregulated, and that are selling cannabis and cannabis products, including products with higher concentrations of active ingredients, using flavors or other additives or engaging in advertising and promotion activities that the Company is not permitted to. As these illegal market participants do not comply with the regulations governing the cannabis industry, their operations may also have significantly lower costs. The illegal cannabis market within California and other markets across the United States continues to thrive. The perpetuation of the illegal market for cannabis may have a material adverse effect on the Company’s business, results of operations, as well as the perception of cannabis use.
Social media may impact the Company’s reputation.
The increased usage of social media and other
web-based
tools used to generate, publish and discuss user-generated content and to connect with other users has made it increasingly easier for individuals and groups to communicate and share opinions and views in regard to issuers and their activities, whether true or not and the cannabis industry in general, whether true or not. Negative posts or comments about the Company or its properties on any social networking website could damage the Company’s reputation. In addition, employees or others might disclose non-public
sensitive information relating to the Company’s business through external media channels. The continuing evolution of social media will present the Company with new challenges and risks.
Significant failure or deterioration of the Company’s quality control systems may adversely impact the Company.
The quality and safety of the Company’s products are critical to the success of its business and operations. As such, it is imperative that the Company’s quality control systems operate effectively and successfully. Quality control systems can be negatively impacted by the design of the quality control systems, the quality training program, and adherence by employees to quality control guidelines. Although the Company strives to ensure that it and any of its service providers have implemented and adhere to high caliber quality control systems, any significant failure or deterioration of such quality control systems could have a material adverse effect on the Company’s business, financial condition, results of operations or prospects.
Service providers could suspend or withdraw service, which could adversely affect the Company’s business.
As a result of any adverse change to the approach in enforcement of U.S. cannabis laws, adverse regulatory or political changes, additional scrutiny by regulatory authorities, adverse changes in the public perception in respect of the consumption of cannabis or otherwise, third-party service providers to the Company could suspend or withdraw their services, which may have a material adverse effect on the business, revenues, operating results, financial condition or prospects of the Company. In this regard, on July 19, 2021, we announced the launch of an updated Caliva app available through the Apple App Store, which allows California-based consumers to make cannabis purchases through the app and to receive rewards through our integrated loyalty program, Caliva CLUB. Previously, Apple had not allowed in-app
cannabis purchases on apps sold through the Apple App Store. There can be no assurance that Apple will not change its policy and determine not allow in-app
cannabis purchases, which would adversely affect our business.
The Company may be subject to product liability claims.
The Company
manufactures, processes and/or distributes products designed to be ingested by humans, and therefore faces an inherent risk of exposure to product liability claims, regulatory action and litigation if products are alleged to have caused significant loss or injury. In addition, the manufacture and sale of cannabis products involve the risk of injury to consumers due to tampering by unauthorized third parties or product contamination. Previously unknown adverse reactions resulting from human consumption of cannabis products alone or in combination with other medications or substances could occur. The Company may be subject to various product liability claims, including, among others, that the products produced by them caused injury or illness, include inadequate instructions for use, or include inadequate warnings concerning possible side effects or interactions with other substances. A product liability claim or regulatory action could result in increased costs, could adversely affect the reputation of the Company and could have a material adverse effect on the business, results of operations and financial condition of the Company. There can be no assurances that product liability insurance will be obtained or maintained on acceptable terms or with adequate coverage against potential liabilities.
The Company may be subject to product recalls.
Cultivators, manufacturers and distributors of products are sometimes subject to the recall or return of their products for a variety of reasons, including product defects, such as contamination, unintended harmful side effects or interactions with other substances, packaging safety and inadequate or inaccurate labeling disclosure. If any of the products produced by the Company are recalled due to an alleged product defect or for any other reason, the Company could be required to incur the unexpected expense of the recall and any legal proceedings that might arise in connection with the recall and may lose a significant amount of sales and may not be able to replace those sales at an acceptable margin or at all. Additionally, if one of the products produced by the Company were subject to recall, the image of that product and the Company could be harmed. A recall for any of the foregoing reasons could lead to decreased demand for products produced by the Company and could have a material adverse effect on the business, results of operations and financial condition of the Company.
The Company is subject to risks inherent in an agricultural business.
Medical-Use
Cannabis and
Adult-Use
Cannabis is an agricultural product. There are risks inherent in the cultivation business, such as insects, plant diseases and similar agricultural risks. Although the products are usually grown indoors or in green houses under climate-controlled conditions, with conditions monitored, there can be no assurance that natural elements will not have a material adverse effect on the production of the Company’s products and, consequentially, on the business, financial condition and operating results of the Company.
The Company may be vulnerable to rising energy costs.
Cannabis growing operations consume considerable energy, making the Company potentially vulnerable to rising energy costs. Rising or volatile energy costs may adversely impact the business, results of operations, financial condition or prospects of the Company.
The Company
is reliant on key inputs.
The cannabis business is dependent on a number of key inputs and their related costs including raw materials and supplies related to growing operations, as well as electricity, water and other local utilities. Any significant interruption or negative change in the availability or economics of the supply chain for key inputs, including as a result of the
COVID-19
pandemic or future pandemics, could materially impact the business, financial condition, results of operations or prospects of the Company. In this regard, California, where all of our growing operations are located, experienced droughts in 2021 and 2022, and may experience droughts in the future, which may increase our costs and adversely affect our growing operations. Some of these inputs may only be available from a single supplier or a limited group of suppliers. If a sole source supplier was to go out of business, the Company might be unable to find a replacement for such source in a timely manner or at all. If a sole source supplier were to be acquired by a competitor, that competitor may elect not to sell to the Company in the future. Any inability to secure a replacement for such source in a timely manner or at all could have a material adverse effect on the business, financial condition, results of operations or prospects of the Company
.
The pricing of raw materials used in our products and some of our products can be extremely volatile, which may have a material adverse effect on our financial result.
We both purchase and sell certain raw materials. The pricing of these raw materials has been extremely volatile. For example, the price of both flower and distilled cannabis (oil) has fluctuated significantly and, in particular, decreased significantly in the second half of 2021. This volatility may be disruptive to our supply chain and have an adverse effect on our financial results.
The Company
may be subject to the risk of competition from synthetic production and technological advances.
The pharmaceutical industry may attempt to dominate the cannabis industry, through the development and distribution of synthetic products which emulate the effects and treatment of organic cannabis. If they are successful, the widespread popularity of such synthetic products could change the demand, volume and profitability of the cannabis industry. This could materially adversely affect the ability of the Company to secure long-term profitability and success through the sustainable and profitable operation of its business.

Results of future clinical research may negatively impact the cannabis industry.
Research in Canada, the U.S. and internationally regarding the medical benefits, viability, safety, efficacy, dosing and social acceptance of cannabis or isolated cannabinoids (such as CBD and THC), and associated terpenoids remains in early stages. There have been relatively few clinical trials on the benefits of cannabis or isolated cannabinoids (such as CBD and THC). Although the Company believes that the articles, reports and studies support its beliefs regarding the medical benefits, viability, safety, risks, efficacy, dosing and social acceptance of cannabis, future basic research and clinical trials may prove such statements to be incorrect, or could raise concerns regarding, and perceptions relating to, cannabis. Future research studies and clinical trials may reach negative conclusions regarding the medical benefits, viability, safety, efficacy, dosing, social acceptance or other facts and perceptions related to cannabis, which could have a material adverse effect on the demand for the Company’s products with the potential to lead to a material adverse effect on the Company’s business, financial condition, results of operations or prospects.
Investments made by our social equity venture fund may result in losses for the Company.
As discussed above in “Item 1. Business—Description of the Business—Social Equity,” concurrent with the closing of the Qualifying Transaction, the Company launched a new social equity venture fund focused on investing in Black and other people-of-color
cannabis entrepreneurs. The social equity fund identifies, conducts diligence on, and invests in such entrepreneurs as a means of directly impacting the issues of social equity and diversity in the cannabis industry. The social equity fund was initially seeded with $10,000,000 from the Company’s balance sheet, with a planned annual contribution of at least 2% of the Company’s net income. While the Company makes social equity fund investments with the intent of making a profit, investments in businesses, particularly the smaller businesses in which the social equity fund has invested and expects to invest in future, is risky, and the Company could lose some or all of the capital it invests in these businesses.
Controversy surrounding vaporizers and vaporizer products may materially and adversely affect the market for vaporizer products and expose the Company to litigation and additional regulation.
There have been a number of highly publicized cases involving lung and other illnesses and deaths that appear to be related to vaporizer devices and/or products used in such devices (such as vaporizer liquids). The controversy surrounds the vaporizer devices, the manner in which the devices were used and the related vaporizer device products—THC, nicotine, other substances in vaporizer liquids, possibly adulterated products and other illegal unlicensed cannabis vaporizer products. Some states and cities in the United States have already taken steps to prohibit the sale or distribution of vaporizers, restrict the sale and distribution of such products or impose restrictions on flavors or use of such vaporizers. This trend may continue, accelerate and expand.
This controversy could well extend to
non-nicotine
vaporizer devices and other product formats. Any such extension could materially and adversely affect the Company’s business, financial condition, operating results, liquidity, cash flow and operational performance. Litigation pertaining to vaporizer products is accelerating and that litigation could potentially expand to include the Company’s products, which would materially and adversely affect the Company’s business, financial condition, operating results, liquidity, cash flow and operational performance.
Regulatory Risks
The Company may be subject to environmental regulations and risks.
The Company’s operations are subject to environmental regulation in the jurisdictions in which it operates. These regulations mandate, among other things, the maintenance of air and water quality standards and land reclamation. They also set forth limitations on the generation, transportation, storage and disposal of solid and hazardous waste. Environmental legislation is evolving in a manner which will require stricter standards and enforcement, increased fines and penalties for non-compliance,
more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors (or the equivalent thereof) and employees. There is no assurance that future changes in environmental regulation, if any, will not adversely affect the Company’s operations.
Government approvals and permits are currently, and may in the future, be required in connection with the Company’s operations. To the extent such approvals are required and not obtained, the Company may be curtailed or prohibited from its current or proposed production, manufacturing or sale of cannabis or from proceeding with the development of its operations as currently proposed. States mandate unique inventory tracking requirements and systems which may present implementation and adherence challenges for operators, such as California’s METRC track and trace inventory system, which requires integration with other systems and suffers frequent outages.
Failure to comply with applicable laws, regulations and permitting requirements may result in enforcement actions thereunder, including orders issued by regulatory or judicial authorities causing operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment, or remedial actions. The Company may be required to compensate those suffering loss or damage by reason of its operations and may have civil or criminal fines or penalties imposed for violations of applicable laws or regulations.

Amendments to current laws, regulations and permits governing the production or manufacturing of cannabis, or more stringent implementation thereof, could have a material adverse impact on the Company and cause increases in expenses, capital expenditures or production or manufacturing costs or reduction in levels of production or manufacturing or require abandonment or delays in development.
The Company
may be subject to constraints on the marketing of its products.
The development of the Company’s
business and operating results may be hindered by applicable restrictions on sales and marketing activities imposed by government regulatory bodies. The regulatory environment in the United States limits companies’ abilities to compete for market share in a manner similar to other industries. If the Company is unable to effectively market its products and compete for market share, or if the costs of compliance with government legislation and regulation cannot be absorbed through increased selling prices for its products, the Company’s sales and results of operations could be adversely affected.
Risks Relating to the Company’s Business Structure
The Company
is reliant on its management team.
The success of the Company is dependent upon the ability, expertise, judgment, discretion and good faith of its senior management. While employment agreements or management agreements and equity incentives that vest over time are customarily used as a primary method of retaining the services of key employees, these agreements and equity incentives cannot assure the continued services of such employees. Any loss of the services of such individuals could have a material adverse effect on the Company’s business, operating results, financial condition or prospects.
The Company
is a holding company.
We are a holding company and essentially all of our assets constitute the capital stock of the Company’s subsidiaries. As a result, investors are subject to the risks attributable to the Company’s subsidiaries. As a holding company, the Company will conduct substantially all of its business through subsidiaries, which generate substantially all of the Company’s revenues. Consequently, the Company’s cash flows and ability to complete current or desirable future enhancement opportunities are dependent on the earnings of the Company’s subsidiaries and the distribution of those earnings to the Company. The ability of these entities to pay dividends and other distributions depends on their operating results and is subject to applicable laws and regulations, which require that solvency and capital standards be maintained by such subsidiaries and contractual restrictions are contained in the instruments governing their debt. In the event of a bankruptcy, liquidation or reorganization of any of the Company’s material subsidiaries, holders of indebtedness and trade creditors may be entitled to payment of their claims from the assets of those subsidiaries before the Company.
General Risks related to the Company including Capital Structure, Public Company and Tax Status and Capital Financing Policies
Limited market for our securities
The Common Shares and Warrants are listed on the Exchange and also trade over the counter in the United States on the OTCQX Best Market. However, there can be no assurance that an active and liquid market for the Common Shares or Warrants will develop or be maintained and an investor may find it difficult to resell any securities of the Company. The daily average trading volume of the Common Shares and Warrants has historically been extremely volatile. It is likely such volatility, and therefore risk to Company investors, will continue.
Potential future sales of shares could adversely affect prevailing market prices for the Common Shares.
We cannot predict the size of future issuances of Common Shares or the effect, if any, that future issuances and sales of Common Shares will have on the market price of the Common Shares. Sales of substantial amounts of Common Shares, or the perception that such sales could occur, may adversely affect prevailing market prices for the Common Shares.
Sales of a substantial number of the Common Shares may cause the price of the Common Shares to decline.
Any sales of substantial numbers of the Common Shares in the public market or the exercise of significant amounts of the Warrants or the perception that such sales or exercise might occur may cause the market price of the Common Shares to decline. On January 28, 2022, the Company entered into lock-up
agreements (collectively, the “
Lock-Up
Agreements
”) with certain members of the Company’s leadership team and the entire board of directors (collectively, the “
Stockholders
”) covering over approximately 35% of the total issued and outstanding Common Shares (the “
Lock-Up
Shares
”). Pursuant to the
Lock-Up
Agreements, each of the Stockholders has agreed that, subject to certain exceptions, until January 28, 2023, such Stockholder (and any entity or person controlled by Stockholder) will not without the written consent of the Company, among other things, sell, pledge, grant any option, right or warrant for the sale of, or otherwise lend, transfer, assign or dispose of any
Locked-up
Shares, or enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of any such
Locked-up

Shares. The
Lock-Up
Agreements shall not apply to holders of the
Lock-Up
Shares to the extent (i) any company with US cannabis operations (specifically operations that handle Tetrahydrocannabinol) is permitted to be listed on any senior US exchange, including the NYSE or Nasdaq, (ii) the trading price of the Common Shares on the Exchange, or any other applicable stock exchange, exceeds US$10.00 at the close of any trading day or (iii) the holder of the
Lock-Up
Shares cease to be a director, officer or employee of the Company, as applicable. The market price of the Common Shares could be adversely affected upon the expiration of the
Lock-Up
Agreements.
Further equity financing may dilute the interests of the Company’s shareholders and depress the price of the Common Shares.
If the Company
raises additional financing through the issuance of equity securities (including securities convertible or exchangeable into equity securities) or completes an acquisition or merger by issuing additional equity securities, such issuance may substantially dilute the interests of shareholders of the Company and reduce the value of their investment. The Company’s Articles permit the issuance of an unlimited number of Common Shares, and no shareholders of the Company have pre-emptive
rights in connection with a future issuance. The Board has the discretion to determine the price and the terms of issue of future issuances. Moreover, additional Common Shares may be issued by the Company on the exercise or vesting of awards under the Company’s equity incentive plan and upon the exercise of outstanding Warrants. The market price of the Common Shares could decline as a result of issuances of new shares or sales by shareholders of Common Shares in the market or the perception that such sales could occur. Sales by shareholders of the Company might also make it more difficult for the Company itself to sell equity securities at a time and price that it deems appropriate.
There is no guarantee that the Warrants will ever be
in-the-money,
and the Warrants may expire worthless.
Pursuant to the terms of the warrant agency agreement between the Company and Odyssey Trust Company, as warrant agent, dated July 16, 2019 (the “
Warrant Agreement
”), the Warrants became exercisable on March 22, 2021 at an exercise price of $11.50 per Common Share. There is no guarantee that the Warrants will ever be in-the-money
prior to their expiration, and as such, the Warrants may expire worthless.
Financial reporting obligations of being a public company in Canada and the United States are expensive and time-consuming, and our management will be required to devote substantial time to compliance matters.
As a public company, we are subject to the reporting requirements of applicable securities rules and regulations of Canadian securities regulators and other requirements in Canada. Complying with these rules and regulations increases our legal and financial compliance costs, makes some activities more difficult, time-consuming and costly, and increases demand on our systems and resources. In addition, the obligations of being a public company in the United States require significant expenditures and place significant demands on our management and other personnel, including costs resulting from public company reporting obligations under the Exchange Act and the rules and regulations regarding corporate governance practices, including those under the Sarbanes-Oxley Act of 2002, as amended (“
Sarbanes-Oxley
”) and the Dodd-Frank Wall Street Reform and Consumer Protection Act. These rules require the establishment and maintenance of effective disclosure controls and procedures and internal control over financial reporting among many other complex rules that are often difficult to implement, monitor and maintain compliance with. Moreover, despite recent reforms made possible by the Jumpstart Our Business Startups Act of 2012 (“
JOBS Act
”), the reporting requirements, rules and regulations will make some activities more time-consuming and costly, particularly after we are no longer deemed an “emerging growth company” or a “smaller reporting company.” In addition, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. Our management and other personnel will need to devote a substantial amount of time to ensure that we comply with all of these requirements and to keep pace with new regulations, otherwise we may fall out of compliance and risk becoming subject to litigation, among other potential problems. Compliance with these rules and regulations could also make it more difficult for us to attract and retain qualified members of our Board.
If we fail to comply with the rules under Sarbanes-Oxley related to accounting controls in the future, or, if we discover further material weaknesses or other deficiencies in our internal control over financial reporting or we fail to maintain effective disclosure controls and procedures, our stock price could decline significantly and raising capital could be more difficult.
Pursuant to Rule
13a-15(c)
under the Exchange Act, beginning with our
10-K
for the fiscal year ended December 31, 2022, we will be required to conduct annual management assessments of the effectiveness of our internal control over financial reporting. The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (1) Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer; (2) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and (3) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

In addition, under Rule
13a-15(b)
under the Exchange Act, we are required to evaluate the effectiveness of our disclosure controls and procedures each quarter. the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
If we discover a significant deficiency or a material weaknesses in our internal control over financial reporting or determine that our disclosure controls or procedures are not effective, our stock price could decline significantly and raising capital could be more difficult. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company’s financial reporting.
Moreover, effective internal control over financial reporting and effective disclosure controls and procedures are necessary for us to produce reliable financial and other reports that we file with the SEC and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our Common Shares could drop significantly.
The Company is treated as a U.S. domestic corporation for U.S. federal income tax purposes.
The Company is treated as a U.S. domestic corporation for U.S. federal income tax purposes under Section 7874(b) of the Code as a result of the Qualifying Transaction. Consequently, we will be subject to U.S. federal income tax on its worldwide taxable income. Because the Company will be a resident of Canada for purposes of the
Income Tax Act
(Canada) (the “
Tax Act
”), the Company also will be subject to Canadian income tax. Consequently, the Company will be liable for both U.S. and Canadian income tax, which could have a material adverse effect on its financial condition and results of operations.
The Company may not be able to achieve sustainable revenues and profitable operations.
The Company’s ability to carry out and implement its planned business objectives and strategies may be dependent upon, among other things, its ability to achieve sustainable revenues and profitable operations. Currently, the Company does not operate profitably and burns significant cash to run its business. Further, the capital markets are largely unhospitable to cannabis companies currently. There can be no assurance that the Company will be able to generate positive cash flow from its operations in the future, that additional capital or other types of financing will be available when needed, or that these financings will be on terms favorable to the Company. If the Company is unable to achieve positive cash flow from its operations, its ability to carry out and implement its planned business objectives and strategies may be significantly delayed, limited, or may not occur.
We are an “emerging growth company” and will be able to avail ourselves of reduced disclosure requirements applicable to emerging growth companies, which could make our Common shares less attractive to investors.
We are an “emerging growth company,” as defined in the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including not being required to comply with the auditor attestation requirements of Section 404(b) of Sarbanes-Oxley, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In addition, pursuant to Section 107 of the JOBS Act, as an “emerging growth company” we intend to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “
Securities Act
”) for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We cannot predict if investors will find our Common Shares less attractive because we may rely on these exemptions. If some investors find our Common Shares less attractive as a result, there may be a less active trading market for our Common Shares and our share price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.”

The Company
may be subject to net operating loss limitations.
Section 382 of the Code contains rules that limit for U.S. federal income tax purposes the ability of a corporation that undergoes an “ownership change” to utilize its net operating losses (and certain other tax attributes) existing as of the date of such ownership change. Under these rules, a corporation is treated as having had an “ownership change” if there is more than a 50% increase in stock ownership by one or more “5 percent shareholders,” within the meaning of Section 382 of the Code, during a rolling three-year period. The Qualifying Transaction resulted in an ownership change for purposes of Section 382 of the Code. However, at the time of closing of the Qualifying Transaction SCAC did not have any material IRS eligible net operating loss carry forwards or other tax attribute carry forwards that would be subject to limitation under Section 382 of the Code.
Dividends paid on the Common Shares may be subject to withholding tax.
Dividends paid on the Common Shares to shareholders who are Canadian residents for the purposes of the Tax Act will be subject to U.S. withholding tax. A foreign tax credit under the Tax Act in respect of such U.S. withholding taxes may not be available to such holder. Dividends received on the Common Shares by shareholders who are not deemed to be resident in Canada for the purposes of the Tax Act and who are U.S. holders for U.S. federal income tax purposes will not be subject to U.S. withholding tax but will be subject to Canadian withholding tax. A U.S. foreign tax credit in respect of such Canadian withholding taxes may not be available to such holder.
A shareholder who is not deemed to be resident in Canada for purposes of the Tax Act and is a
non-U.S.
holder for U.S. federal income tax purposes may be subject to Canadian withholding tax and U.S. withholding tax on dividends paid on the Common Shares. Such holders should consult their own tax advisors with respect to the availability of any foreign tax credits or deductions in respect of any Canadian or U.S. withholding tax applicable to dividends on the Common Shares.
Risk of U.S. tax classification as a USRPHC.
As noted above, as a result of the Qualifying Transaction, the Company is treated as a U.S. domestic corporation for U.S. federal income tax purposes under Section 7874(b) of the Code. As a result, the taxation of
non-U.S.
shareholders of the Company for U.S. federal income tax purposes upon a disposition of Common Shares generally depends, in part, on whether the Company is classified as a United States real property holding corporation (a “
USRPHC
”) under the Code. The Company
is not anticipated to be a USRPHC. However, the Company is not expected to seek formal confirmation of its status as a non-USRPHC
from the U.S. Internal Revenue Service (“
IRS
”). If the Company were to be considered a USRPHC,
non-U.S.
holders may be subject to U.S. federal income tax on any gain associated with the disposition of Common Shares.
Certain compliance provisions in our Articles may make the acquisition of significant amounts of our Common Shares more difficult and discourage takeover attempts for the Company, which could have a negative effect on the market price of our Common Shares.
The Articles contain certain compliance provisions (the “
Compliance Provisions
”), including a combination of certain remedies such as a suspension of voting and/or dividend rights, a discretionary right to force a share transfer to a third party and/or a discretionary redemption right in favor of the Company, in each case to seek to ensure that the Company and its subsidiaries are able to comply with applicable regulatory and licensing regulations.
The purpose of the Compliance Provisions is to provide the Company with a means of protecting itself from having an unsuitable (from a regulatory perspective) shareholder or a group of shareholders acting jointly or in concert, with an ownership interest of, whether of record or beneficially (or having the power to exercise control or direction over) (“
Owning or Controlling
”), five percent (5%) or more of the issued and outstanding shares of the Company, or such other number as is determined by the Board from time to time (the “
Ownership Limit
”).
However, because the Compliance Provisions require any shareholder (or group of shareholders acting jointly or in concert) to provide 30 days’ advance written notice and to obtain all necessary regulatory approvals before exceeding the Ownership Limit or be subject to the remedies noted above, the Compliance Provisions may discourage takeover attempts for the Company and have a negative effect on the market price of our Common Shares. For more information, see the information under the heading “Capital Stock—Compliance Provisions” in Exhibit 4.3 (“Description of Securities”) to this Annual Report.
We identified a material weakness in our internal control over our financial reporting process. If we are unable to remediate this material weakness, we may not be able to accurately or timely report our financial condition or results of operations.
Prior to closing our Qualifying Transaction and various subsequent acquisitions, our acquired operating subsidiaries were private companies with limited accounting personnel to adequately execute our accounting processes and lacked other supervisory resources with which to address our internal control over financial reporting. While we and our independent registered public accounting firm did not and were not required to perform an audit of our internal control over financial reporting, in connection with the audit of our 2021 consolidated financial statements, we and our independent registered public accounting firm identified control deficiencies in the design and operation of our internal control over financial reporting that constituted a material weakness (
See Item 9A. Controls and Procedures
). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. We identified a material weakness in our internal control over our financial statement close process specifically related to an insufficient complement of accounting and finance personnel with the necessary US GAAP technical expertise to timely identify and account for complex or non-routine transactions.
These control deficiencies could result in a misstatement of our accounts or disclosures that would result in a material misstatement of our financial results that would not be prevented or detected, and accordingly, we determined that these control deficiencies constitute a material weakness.
We are working to remediate the material weakness and are taking steps to strengthen our internal control over financial reporting through the hiring of additional finance and accounting personnel with the requisite technical knowledge and skills. With additional personnel, we intend to take appropriate and reasonable steps to remediate this material weakness through the implementation of appropriate segregation of duties, formalization of accounting policies and controls and retention of appropriate expertise for complex accounting transactions. We will not be able to fully remediate these control deficiencies until these steps have been completed and have been operating effectively for a sufficient period of time. The hiring of additional finance and accounting personnel and the implementation of improvements to our accounting and proprietary systems and controls may be costly and time consuming.
We cannot assure you that the measures we have taken to date and those we expect to take in the future will be sufficient to remediate the material weakness we identified or avoid the identification of additional material weaknesses in the future. If the steps we take do not remediate the material weakness in a timely manner, there could continue to be a reasonable possibility that this material weakness or other control deficiencies could result in a material misstatement of our annual or interim financial statements that would not be prevented or detected on a timely basis, which could in turn cause our stock price to decline significantly and make raising capital more difficult. If we fail to remediate our material weakness, identify future material weaknesses in our internal control over financial reporting or fail to meet the demands that will be placed upon us as a public company, including the requirements of Sarbanes-Oxley, we may be unable to accurately report our financial results or report them within the timeframes required by law or stock exchange regulations. Failure to comply with Section 404 of Sarbanes-Oxley could also potentially subject us to sanctions or investigations by the SEC or other regulatory authorities. If additional material weaknesses exist or are discovered in the future, and we are unable to remediate any such material weakness, our reputation, results of operations and financial condition could suffer.
General Risks
Risks associated with recent or future acquisitions.
As part of the Company’s overall business strategy, the Company intends to pursue strategic acquisitions which could provide additional product offerings, integrations, additional industry expertise or a stronger industry presence in both existing and new jurisdictions. Future acquisitions may expose the Company to potential risks, including risks associated with: (i) the integration of new operations, services and personnel; (ii) unforeseen or hidden liabilities; (iii) the diversion of resources from the Company’s existing interests and business; (iv) potential inability to generate sufficient revenue to offset new costs; (v) the expenses of acquisitions; or (vi) the potential loss of or harm to relationships with both employees and existing users resulting from its integration of new businesses. In addition, any proposed acquisitions may be subject to regulatory approval. The foregoing is applicable to the Company’s proposed acquisition of Coastal Holding Company, LLC.
The Company may invest in cannabis companies, including
pre-revenue
companies, that may not be able to meet anticipated revenue targets in the future.
The Company may make investments in companies with no significant sources of operating cash flow and no revenue from operations. Investments in such companies will be subject to risks and uncertainties that new companies with no operating history may face. In particular, there is a risk that the Company’s investment in these pre-revenue
companies will not be able to meet anticipated revenue targets or will generate no revenue at all. The risk is that underperforming pre-revenue
companies may lead to these businesses failing, which could have a material adverse effect on the Company’s business, prospects, revenue, results of operation and financial condition.
Financial projections may prove materially inaccurate or incorrect.
The Company does not currently provide any financial guidance or projections, but historically had done so as part of the Qualifying Transaction. The Company may elect to provide financial projections in the future. Any of the Company’s financial estimates, projections and other forward-looking information or statements were prepared by the Company without the benefit of reliable historical industry information or other information customarily used in preparing such estimates, projections and other forward-looking information or statements. Such forward-looking information or statements are based on assumptions of future events that may or may not occur. Investors should inquire of the Company and become familiar with the assumptions underlying any estimates, projections or other forward-looking information or statements. Projections are inherently subject to varying degrees of uncertainty and their achievability depends on the timing and probability of a complex series of future events. There is no assurance that the assumptions upon which these projections are based will be realized. Accordingly, investors should not rely on any projections to indicate the actual results the Company might achieve.
There can be no assurance that the Brand Strategy Agreement or the Roc Binding Heads of Terms will have a beneficial impact on the Company’s business, financial condition and results of operations.
There can be no assurance that the Brand Strategy Agreement or the Roc Binding Heads of Terms will provide the benefits expected by the Company. The Brand Strategy Agreement and the Roc Binding Heads of Terms are subject to the risks normally associated with the conduct of strategic business arrangements. These risks include potential disagreements among the parties thereto on how to develop, operate, market or otherwise commercialize a business opportunity; the risk of litigation between the Company and the counterparties to the Brand Strategy Agreement and the Roc Binding Heads of Terms regarding operational matters if a disagreement cannot be resolved; and the failure to reach the business milestones contemplated in entering into such agreements. The success of the Brand Strategy Agreement and the Roc Binding Heads of Terms will depend upon an effective working relationship between the Company and the counterparties thereto. Each of the Company and the counterparties to the Brand Strategy Agreement and the Roc Binding Heads of Terms has the right to terminate such agreements in accordance with their terms. The failure of the Brand Strategy Agreement or the Roc Binding Heads of Terms to provide the benefits expected by the Company, or the termination of the Brand Strategy Agreement and the Roc Binding Heads of Terms in accordance with their terms, could have a material adverse effect on the Company’s business, financial condition and results of operations.
The Company’s use of joint ventures, strategic partnerships and alliances may expose the Company to risks associated with jointly owned investments.
The Company may operate parts of the business through joint ventures and strategic partnerships and alliances with other companies. Joint venture investments may involve risks not otherwise present in investments made solely by the Company, including: (i) the Company may not control the joint ventures; (ii) the joint venture partners may not agree to distributions that the Company believes are appropriate; (iii) where the Company does not have substantial decision-making authority, the Company may experience impasses or disputes with such joint venture partners on certain decisions, which could require the Company to expend additional resources to resolve such impasses or disputes, including litigation or arbitration; (iv) the Company’s joint venture partners may become insolvent or bankrupt, fail to fund their share of required capital contributions or fail to fulfil their obligations as a joint venture partner; (v) the arrangements governing the Company’s joint ventures may contain certain conditions or milestone events that may never be satisfied or achieved; (vi) the Company’s joint venture partners may have business or economic interests that are inconsistent with the Company’s interests and may take actions contrary to the Company’s interests; (vii) the Company may suffer losses as a result of actions taken by the Company’s joint venture partners with respect to the Company’s joint venture investments; and (viii) it may be difficult for the Company to exit a joint venture if an impasse arises or if the Company desires to sell its interest for any reason. Any of the foregoing risks could have a material adverse effect on the Company’s business, financial condition and results of operations. In addition, the Company may, in certain circumstances, be liable for the actions of our joint venture partners.

There can be no assurance that the Company’s current and future strategic alliances or expansions of scope of existing relationships will have a beneficial impact on the Company’s business, financial condition and results of operations.
The Company expects to enter into, additional strategic alliances and partnerships with third parties that the Company believes will complement or augment the business. The Company’s ability to complete strategic alliances is dependent upon, and may be limited by, the availability of suitable candidates and capital. In addition, strategic alliances could present unforeseen integration obstacles or costs, may not enhance the Company’s business and may involve risks that could adversely affect the Company, including significant amounts of management time that may be diverted from operations in order to pursue and complete such transactions or maintain such strategic alliances. Future strategic alliances could result in the incurrence of additional debt, costs and contingent liabilities, and there can be no assurance that such strategic alliances will achieve the expected benefits to the Company’s business. Any of the foregoing could have a material adverse effect on the Company’s business, financial condition and results of operations.
Competition in the cannabis industry is intense and increased competition by larger and better-financed competitors could materially and adversely affect the business, financial condition and results of operations of the Company.
The Company will face intense competition from other companies, some of which can be expected to have longer operating histories and more financial resources and experience than the Company. Increased competition by larger and better financed competitors could materially and adversely affect the business, financial condition, results of operations or prospects of the Company. Because of the early stage of the industry in which the Company operates, the Company expects to face additional competition from new entrants. To become and remain competitive, the Company will require research and development, marketing, sales and support. The Company may not have sufficient resources to maintain research and development, marketing, sales and support efforts on a competitive basis which could materially and adversely affect the business, financial condition, results of operations or prospects of the Company.
The Company
is dependent on equipment and skilled labor.
The ability of the Company to compete and grow will be dependent on it having access, at a reasonable cost and in a timely manner, to skilled labor, equipment, parts and components. No assurances can be given that the Company will be successful in maintaining its required supply of skilled labor, equipment, parts and components, including as a result of the
COVID-19
pandemic. It is also possible that the final costs of the major equipment contemplated by the Company’s capital expenditure plans may be significantly greater than anticipated by the Company’s management, and may be greater than the funds available to the Company, in which circumstance the Company may curtail, or extend the timeframes for completing, its capital expenditure plans. This could have an adverse effect on the business, financial condition, results of operations or prospects of the Company.
The cannabis industry is difficult to forecast.
The Company must rely largely on its own market research to forecast sales as detailed forecasts are not generally obtainable from other sources at this early stage of the industry. The California cannabis industry experienced an unprecedented decline in the average price per pound of cannabis biomass throughout 2022, making historical data less reliable. Furthermore, mergers and acquisitions, which represent a material portion of the Company’s strategy, are particularly difficult to forecast. If the Company’s forecasts are not accurate as a result of competition, biomass commoditization, integration, deal-execution, technological change, change in the regulatory or legal landscape, change in consumer behavior, or other factors, including the impact of the
COVID-19
pandemic, the business, results of operations, financial condition or prospects of the Company may be adversely affected. See “
General Risk Factors – Financial projections may prove material inaccurate or incorrect
”.
The Company may be subject to the risk of litigation.
The Company is a party to litigation from time to time in the ordinary course of business which could adversely affect its business. Should any litigation in which the Company becomes involved be determined against the Company, such a decision could adversely affect the Company’s ability to continue operating and the market price for the Common Shares and other listed securities of the Company. Even if the Company is involved in litigation and wins, litigation can redirect significant company resources. Litigation may also create a negative perception of the Company’s brand.
The Company may be subject to risks related to information technology systems, including cyber-attacks.
The Company’s
operations depend, in part, on how well it and its suppliers protect networks, equipment, information technology systems and software against damage from a number of threats, including, but not limited to, cable cuts, damage to physical plants, natural disasters, intentional damage and destruction, fire, power loss, ransomware, hacking, computer viruses, vandalism and theft. The Company’s operations also depend on the timely maintenance, upgrade and replacement of networks, equipment, information technology systems and software, as well as pre-emptive
expenses to mitigate the risks of failures. Any of these and other events could result in information system failures, delays, theft and/or increase in capital expenses. The failure of information systems or a component of information systems could, depending on the nature of any such failure, adversely impact the Company’s reputation and results of operations. The Company has not experienced any material losses to date relating to cyber-attacks or other information security breaches, but there can be no assurance that the Company will not incur such losses in the future. The Company’s
risk and

exposure to these matters cannot be fully mitigated because of, among other things, the evolving nature of these threats. As a result, cyber security and the continued development and enhancement of controls, processes and practices designed to protect systems, computers, software, data and networks from attack, damage or unauthorized access is a priority. As cyber threats continue to evolve, the Company may be required to expend additional resources to continue to modify or enhance protective measures or to investigate and remediate any security vulnerabilities.
The Company may be subject to risks related to security breaches.
Given the nature of the Company’s products and its lack of legal availability outside of channels approved by the United States federal government, as well as the concentration of inventory in its facilities, despite meeting or exceeding all legislative security requirements, there remains a risk of shrinkage as well as theft. A security breach at one of the Company’s facilities could expose the Company to additional liability and to potentially costly litigation, increase expenses relating to the resolution and future prevention of these breaches and may deter potential customers from choosing the Company’s products. In addition, the Company collects and stores personal information about its customers and is responsible for protecting that information from privacy breaches. A privacy breach may occur through procedural or process failure, information technology malfunction, or deliberate unauthorized intrusions. Theft of data for competitive purposes, particularly customer lists and preferences, is an ongoing risk whether perpetrated via employee collusion or negligence or through deliberate cyber-attack. Any such theft or privacy breach would have a material adverse effect on the Company’s business, financial condition, results of operations and prospects.
The Company
may be subject to intellectual property risks.
The Company has certain proprietary intellectual property, including but not limited to brands, trademarks, trade names, copyright protected materials, trade secrets, and proprietary and/or confidential processes and know-how.
The Company will rely on this intellectual property,
know-how
and other proprietary information, and require employees, consultants, partners and suppliers to sign confidentiality agreements as appropriate. However, confidentiality agreements may be breached, and the Company’s remedies under law may not have the effect of fully mitigating or preventing damage stemming from some breach. Furthermore, the Company may enter into agreements to license its intellectual property with third parties in states where the Company currently does not operate. In such instances, the Company will be reliant on third-party licensees to comply with trademark guidelines and otherwise be diligent stewards of the Company’s intellectual property. Third party licensees may not protect the Company’s intellectual property against counterfeit copies of Company brands or trademarks, for example.
Absent of breach, third parties may independently develop substantially equivalent proprietary information without infringing upon any proprietary technology. Third parties may otherwise gain access to the Company’s proprietary information and adopt it in a competitive manner. Any loss of intellectual property protection may have a material adverse effect on the Company’s business, results of operations or prospects.
As long as cannabis remains illegal under U.S. federal law as a Schedule I controlled substance pursuant to the CSA, the benefit of certain U.S. federal laws and protections which may be available to most businesses, such as federal trademark and patent protection regarding the intellectual property of a business, may not be available to the Company. For example, in the United States, registered federal trademark protection is only available for goods and services that can be lawfully used in interstate commerce; the U.S. Patent and Trademark Office is not currently approving any trademark applications for cannabis, or certain goods containing U.S. hemp-derived CBD (such as dietary supplements and food) until the FDA and the USDA provide clearer guidance on the regulation of such products. As a result, the Company’s intellectual property may not be adequately or sufficiently protected against the use or misappropriation by third parties. In addition, since the regulatory framework of the cannabis industry is in a constant state of flux, the Company can provide no assurance that it will obtain any protection of its intellectual property, whether on a federal, provincial, state or local level, despite its diligent and consistent efforts to so do. While many states do offer the ability to protect and register trademarks independent of the federal government, and Courts have recognized the legal validity of common law rights in cannabis-business trademarks, such common law rights and state-registered trademarks provide a lower degree of protection than would federally registered marks as the rights provided are state-by-state
and not nationwide and are dependent on use rather than intent to use. Additionally, patent protection is wholly unavailable on a state level.
The Company’s intellectual property rights may be invalid or unenforceable under applicable laws, and the Company may be unable to have issued or registered, and unable to enforce, its intellectual property rights.
The laws and positions of intellectual property offices administering such laws regarding intellectual property rights relating to cannabis and cannabis-related products are constantly evolving, and there is uncertainty regarding which countries will permit the filing, prosecution, issuance, registration and enforcement of intellectual property rights relating to cannabis and cannabis-related products. The Company’s ability to obtain registered trademark protection for cannabis and cannabis-related goods and services (including hemp and hemp-related goods and services), may be limited in certain countries, including the United States, where registered federal trademark protection is currently unavailable for trademarks covering the sale of cannabis products or certain goods containing U.S. hemp-derived CBD (such as dietary supplements and foods) until the FDA provides clearer guidance on the regulation of such products. Accordingly, the Company’s ability to obtain intellectual property rights or enforce intellectual property rights against third-party uses of similar trademarks may be limited.

Moreover, in any infringement proceeding, some or all of the Company’s current or future trademarks, patents or other intellectual property rights or other proprietary know-how,
or arrangements or agreements seeking to protect the same for the Company’s benefit, may be found invalid, unenforceable, anti-competitive or not infringed. An adverse result in any litigation or defense proceedings could put one or more of the Company’s current or future trademarks, patents or other intellectual property rights at risk of being invalidated or interpreted narrowly and could put existing intellectual property applications at risk of not being issued. Any or all of these events could materially and adversely affect the Company’s business, financial condition and results of operations.
The Company cannot offer any assurances about which, if any, patent applications will issue, the breadth of any such patent or whether any issued patents will be found invalid or unenforceable or which of the Company’s products or processes will be found to infringe upon the patents or other proprietary rights of third parties. Any successful opposition to future issued patents could deprive the Company of rights necessary for the successful commercialization of any new products or processes that it may develop.
If some or all of the Company’s patents expire or are invalidated or are found to be unenforceable, or if some or all of its patent applications do not contain patentable subject matter because the claims are determined to lack utility, or, do not result in issued patents or result in patents with narrow, overbroad, or unenforceable claims, or claims that are not supported in regard to written description or enablement by the specification, or if the Company is prevented from asserting that the claims of an issued patent cover a product of a third party, the Company may be subject to competition from third parties with products in the same class as its own products or devices, including in those jurisdictions in which the Company has no patent protection.
The Company may be subject to competition from third parties with products or devices in the same class as its products or devices in those jurisdictions in which it has no patent protection. Further, there is no assurance that the Company will find all potentially relevant prior art relating to any patent applications that it files, which may prevent a patent from issuing from a patent application or invalidate any patent that issues from such application. Even if patents are issued to the Company regarding its products, devices, and/or methods of using them, those patents can be challenged by its competitors who can argue such patents are invalid or unenforceable, lack of utility, lack sufficient written description or enablement, or that the claims of the issued patents should be limited or narrowly construed. Furthermore, even if they are unchallenged, any patent applications and future patents may not adequately protect the Company’s intellectual property rights, provide exclusivity for its products or processes or prevent others from designing around any issued patent claims, and patents also will not protect the Company’s product candidates if competitors devise other ways of making or using these product candidates without legally infringing the Company’s patents.
The Company
also relies on trade secrets to protect its technology, especially where it does not believe that patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. The Company’s employees, consultants, contractors, outside scientific collaborators and other advisors may unintentionally or willfully disclose its confidential information to competitors, and confidentiality agreements may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. Enforcing a claim that a third party illegally obtained and is using the Company’s trade secrets is expensive and time-consuming, and the outcome is unpredictable. Moreover, the Company’s competitors may independently develop equivalent knowledge, methods and know-how.
Failure to obtain or maintain trade secret protection could adversely affect the Company’s competitive business position.
Any of these outcomes could impair the Company’s ability to prevent competition from third parties, which could materially and adversely affect its business, financial condition and results of operations.
The Company
may be subject to allegations that it is in violation of third-party intellectual property rights, and the Company may be found to infringe third-party intellectual property rights, possibly without the ability to obtain licenses necessary to use such third-party intellectual property rights.
Other parties may claim that the Company’s
products infringe on their intellectual property rights, including with respect to patents, and the Company’s operation of its business, including its development, manufacture and sale of its goods and services, may be found to infringe third-party intellectual property rights. There is a risk that the Company is infringing the proprietary rights of third parties because numerous United States and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields that are the focus of the Company’s business, and which may cover the development, manufacturing, sale or use of the Company’s products, processes or other aspects of its business operations. Others might have been the first to make the inventions covered by each of its pending patent applications and/or might have been the first to file patent applications for these inventions. In addition, because patent applications take many months to publish and patent applications can take many years to issue, there may be currently pending applications, unknown to the Company, which may later result in issued patents that cover the production, manufacture, synthesis, commercialization, formulation or use of the Company’s products. As a result, there may be currently pending patent applications, some of which may still be confidential, that may later result in issued patents that the Company’s products or processes may infringe. In addition, the production, manufacture, synthesis, commercialization, formulation or use of the Company’s products may infringe existing patents of which the Company
is not aware. In addition, third parties may obtain patents in the future and claim that use of the Company’s
inventions, trade secrets, technical
know-how
and proprietary information, or the manufacture, use or sale of its products infringes upon those patents. Third parties may also claim that the Company’s use of its trademarks infringes upon their trademark rights.
Defending itself against third-party claims, including litigation in particular, would be costly and time consuming and would divert management’s attention from its business, which could lead to delays in the Company’s development or commercialization efforts. Such claims, whether or not meritorious, may result in the expenditure of significant financial and managerial resources, legal fees, result in injunctions, temporary restraining orders, other equitable relief, and/or require the payment of damages, any or all of which may have an adverse impact on the Company’s business. If third parties are successful in their claims, the Company might have to pay substantial damages or take other actions that are adverse to the Company’s business. In addition, the Company
may need to obtain licenses from third parties who allege that the Company has infringed on their lawful rights. Such licenses may not be available on terms acceptable to the Company, and the Company may be unable to obtain any licenses or other necessary or useful rights under third-party intellectual property.
The Company
receives licenses to use some third-party intellectual property rights, and the failure of the owner of such intellectual property to properly maintain or enforce the intellectual property underlying such licenses, or the Company’s inability to maintain such licenses, could have a material adverse effect on Company’s business, financial condition and performance.
The Company
is party to licenses granted by third parties, including the certain brands and trademarks, that give the Company rights to use third-party intellectual property that is necessary or useful to the Company’s business. The Company’s
success will depend, in part, on the ability of the applicable licensor to maintain and enforce its licensed intellectual property against other third parties, particularly intellectual property rights to which the Company has secured exclusive rights. Without protection for the intellectual property the Company has licensed, other companies might be able to offer substantially similar products for sale, or utilize substantially similar processes, any of which could have a material adverse effect on the Company’s business, financial condition and results of operations.
Any of the Company’s
licensors may allege that the Company has breached its license agreements with those licensors, whether with or without merit, and accordingly seek to terminate the Company’s applicable licenses. If successful, this could result in the Company’s loss of the right to use applicable licensed intellectual property, which could adversely affect its ability to commercialize its products or services, as well as have a material adverse effect on its business, financial condition and results of operations.
The Company may be subject to the risks associated with fraudulent or illegal activity by its employees, contractors and consultants.
The Company
is exposed to the risk that its employees, independent contractors and consultants may engage in fraudulent or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent unauthorized conduct that violates: (i) government regulations, including regulations of the DCC; (ii) manufacturing standards; (iii) federal, state and provincial healthcare fraud and abuse laws and regulations; (iv) laws that require the true, complete and accurate reporting of financial information or data; or (v) contractual arrangements, including confidentiality requirements. It may not always be possible for the Company to identify and deter misconduct by its employees and other third parties, and the precautions taken by the Company to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting the Company from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with applicable laws or regulations or contractual requirements. If any such actions are instituted against the Company, and it is not successful in defending itself or asserting its rights, those actions could have a significant impact on the Company’s business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of the Company’s operations, any of which could have a material adverse effect on the Company’s business, financial condition, results of operations or prospects.
The Company may be subject to risks related to high bonding and insurance coverage.
There is a risk that a greater number of state regulatory agencies will begin requiring entities engaged in certain aspects of the business or industry of legal cannabis to post a bond or significant fees when, for example, applying for a dispensary license or renewal as a guarantee of payment of sales and franchise tax. The Company is not able to quantify at this time the potential scope for such bonds or fees in the states in which it currently or may in the future operate. Any bonds or fees of material amounts could have a negative impact on the ultimate success of the Company’s business.
The Company’s
business is subject to a number of risks and hazards generally, including adverse environmental conditions (such as droughts), accidents, labor disputes and changes in the regulatory environment. Such occurrences could result in damage to assets, personal injury or death, environmental damage, delays in operations, monetary losses and possible legal liability. Although the Company maintains insurance to protect against certain risks in such amounts as it considers to be reasonable, insurance does not cover all the potential risks associated with its operations. The Company may also be unable to maintain insurance to cover these risks at economically feasible premiums. Insurance coverage may not continue to be available or may not be adequate to cover any resulting liability. Moreover, insurance against risks such as environmental pollution or other hazards encountered in the operations of the Company is not generally available on acceptable terms. The Company
might also become subject to liability for pollution, fire, explosion or other hazards which it may not be insured against or which the Company may elect not to insure against because of premium costs or other reasons. Losses from these events may cause the Company to incur significant costs that could have a material adverse effect upon its business, results of operations, financial condition or prospects.
The current outbreak of the Novel Coronavirus, or
COVID-19,
or the future outbreak of any other highly infectious or contagious diseases, could materially and adversely impact or cause disruption to the Company’s operations, performance, financial condition, results of operations and cash flows.
A novel strain of coronavirus
(COVID-19)
was reported to have surfaced in December 2019, and has since spread globally, including to every state in the United States. The outbreak of
COVID-19
has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving and many countries, including Canada and the United States, have reacted by instituting quarantines, mandating business and school closures and restricting travel. As a result, the
COVID-19
pandemic is negatively impacting many industries directly or indirectly, including the regulated cannabis industry. The Company has developed policies and procedures to contain the spread of
COVID-19,
but experienced multiple outbreaks at certain facilities during 2021.
COVID-19
(or a future pandemic) could have material and adverse effects on the Company’s operations, performance, financial condition, results of operations and cash flows due to, among other factors:

•	a complete or partial closure of, or other operational issues at, one or more of the Company’s businesses resulting from government actions;

•
the temporary inability of consumers and patients to purchase the Company’s cannabis products due to a number of factors, including but limited to illness, dispensary closures or limitations on operations (including but not limited to shortened operating hours, social distancing requirements and mandated “curbside only” pickup), quarantine, financial hardship, and “stay at home” orders, could severely impact the Company’s businesses, financial condition and liquidity;

•
difficulty accessing equity and debt capital on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may affect the Company’s access to capital necessary to fund business operations;

•
workforce disruptions for the Company, as a result of infections, quarantines, stay at home orders or other factors, could result in a material reduction in the Company’s cannabis cultivation, manufacturing, distribution and/or sales capacity;

•	restrictions on public events for the regulated cannabis industry limit the opportunity for the Company to market and sell its products and promote its brands;

•	increased cyber security threats due to the increased volume of employees working remotely and using online video-conferencing and collaborative platforms; and

•
the potential negative impact on the health of the Company’s personnel, particularly if a significant number of them are impacted, would result in a deterioration in the Company’s ability to ensure business continuity during a disruption.

The extent to which
COVID-19
impacts the Company’s operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the outbreak, the impact of new variants of
COVID-19,
the actions taken to contain the outbreak or mitigate its impact, and the direct and indirect economic effects of the outbreak and containment measures, among others.
Global financial conditions and future economic shocks may impair the Company’s financial condition.
Future economic shocks may be precipitated by a number of causes, including a rise in the price of oil, geopolitical instability, pandemics or outbreaks of new infectious diseases or viruses and natural disasters. Any sudden or rapid destabilization of global economic conditions, including as a result of the
COVID-19
pandemic, could impact the Company’s ability to obtain equity or debt financing in the future on terms favorable to the Company’s. Additionally, any such occurrence could cause decreases in asset values that are deemed to be other than temporary, which may result in impairment losses. In such an event, the Company’s operations and financial condition could be adversely impacted.
Furthermore, general market, political and economic conditions, including, for example, inflation, interest and currency exchange rates, structural changes in the cannabis industry, supply and demand for commodities, political developments, legislative or regulatory changes, social or labor unrest and stock market trends will affect the Company’s operating environment and its operating costs and profit margins and the price of its securities. Any negative events in the global economy could have a material adverse effect on the Company’s business, financial condition, results of operations or prospects.

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability due to the ongoing military conflict between Russia and Ukraine. Our business, financial condition, and results of operations may be materially adversely affected by the negative impact on the global economy and capital markets resulting from the conflict in Ukraine or any other geopolitical tensions.
United States and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the start of the military conflict between Russia and Ukraine. On February 24, 2022, a full-scale military invasion of Ukraine by Russian troops began. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine has led to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain disruptions.
Additionally, various of Russia’s actions have led to sanctions and other penalties being levied by the U.S., the European Union, and other countries, as well as other public and private actors and companies, against Russia and certain other geographic areas, including agreement to remove certain Russian financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system and restrictions on imports of Russian oil, liquified natural gas and coal. Additional potential sanctions and penalties have also been proposed and/or threatened. Russian military actions and the resulting sanctions could further adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for us to obtain additional funds.
Any of the above-mentioned factors could affect our business, prospects, financial condition, and operating results. The extent and duration of the military action, sanctions, and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described in this Annual Report.
The Company’s operations may be adversely affected by changes in the economic environment, including the rise in inflation due to, among other things, Russia’s invasion of Ukraine.
The Company’s
operations could be affected by the economic environment in which it operates should the unemployment level, interest rates or inflation reach levels that influence consumer trends and, consequently, impact the Company’s sales and profitability.
The Company has experienced inflationary impacts on key production inputs, wages and other costs of labor, equipment, services, and other business expenses. Commodity prices in particular have risen significantly over the past year. Inflation and its negative impacts could escalate in future periods.
Russia is one of the largest producers of natural gas and oil in the world. The commodity price impact of the war in Ukraine has been a sharp rise in energy prices, which may impact the Company’s ability to grow or deliver cannabis efficiently. In addition, the war in Ukraine has and may continue to adversely affect global supply chains resulting in further commodity price inflation for our production inputs.
We may not be able to include these additional costs in the prices of the products we sell. As a result, inflation may have a material adverse effect on our results of operations and financial condition.
Management of growth may prove to be difficult.
The Company
may be subject to growth-related risks including capacity constraints and pressure on its internal systems and controls. The ability of the Company to manage growth effectively will require it to continue to implement and improve its operational and financial systems and to expand, train and manage its employee base. The inability of the Company to deal with this growth may have a material adverse effect on the Company’s business, financial condition, results of operations or prospects.
The Company does not intend to pay dividends on the Common Shares, so any returns will be limited to increases, if any, in the value of the Common Shares. Your ability to achieve a return on your investment will depend on appreciation, if any, in the price of our Common Shares.
The Company
currently anticipates that it will retain future earnings for the development, operation and expansion of our business and does not anticipate declaring or paying any cash dividends for the foreseeable future. Any future determination to declare dividends will be made at the discretion of the Board and will depend on, among other factors, the Company’s financial condition, operating results, capital requirements, general business conditions and other factors that the Board may deem relevant. Any return to stockholders will therefore be limited to the appreciation in the value of their Common Shares, if any.
If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about the Company or its business, the Common Share trading price and volume could decline.
The trading market for Common Shares will depend in part on the research and reports that securities or industry analysts publish about the Company or its business. If no securities or industry analysts commence covering the Company, the trading price for Common Shares would be negatively impacted. If the Company obtains securities or industry analyst coverage and if one or more of the analysts who cover the Company
downgrade Common Shares or publish inaccurate or unfavorable research about the Company’s business, the Company’s
trading price may decline. If one or more of these analysts cease coverage of the Company or fail to publish reports on the Company
regularly, demand for Common Shares could decrease, which could cause the Common Share trading price and volume to decline.
The Company
may be subject to
international or additional state regulatory risks.
While the Company
currently has no plans to expand internationally, it may in the future and, as a result, it would become further subject to the laws and regulations of (as well as international treaties among) the foreign jurisdictions in which it operates or imports or exports products or materials. In addition, the Company may avail itself of proposed legislative changes in certain jurisdictions to expand its product portfolio outside of the state of California, which expansion may include business and regulatory compliance risks as yet undetermined. Failure by the Company to comply with the current or evolving regulatory framework in any jurisdiction could have a material adverse effect on the Company’s business, financial condition and results of operations. There is the possibility that any such international jurisdiction or state could determine that the Company was not or is not compliant with applicable local regulations. If the Company’s sales or operations were found to be in violation of such international regulations the Company may be subject to enforcement actions in such jurisdictions including, but not limited to civil and criminal penalties, damages, fines, the curtailment or restructuring of the Company’s operations or asset seizures and the denial of regulatory applications.
The market price of the Common Shares may be highly volatile.
Market prices for cannabis companies have at times been volatile and subject to substantial fluctuations. The stock market, from time-to-time,
experiences significant price and volume fluctuations unrelated to the operating performance of particular companies, including as a result of the
COVID-19
pandemic. Future announcements concerning the Company
or its competitors, including those pertaining to financing arrangements, government regulations, developments concerning regulatory actions affecting the Company, litigation, additions or departures of key personnel, cash flow, and economic conditions and political factors in the United States may have a significant impact on the market price of the Common Shares. In addition, there can be no assurance that the Common Shares will continue to be listed on the Exchange.
The market price of the Common Shares has fluctuated significantly. During the period from March 15, 2021 to March 14, 2022, the closing price of the Common Shares on the OTCQX ranged from a high of $9.28 to a low of $1.15. The price of the Common Shares may continue to fluctuate significantly due to the Company’s financial results and other reasons, including those unrelated to the Company’s specific performance, such as reports by industry analysts, investor perceptions, regulatory developments (or lack thereof) or negative announcements by its competitors or suppliers regarding their own performance, as well as general economic and industry conditions. For example, to the extent that other large companies within its industry experience declines in their stock price, the share price of the Common Shares may decline as well. In addition, when the market price of a company’s shares drops significantly, shareholders often institute securities class action lawsuits against the company. A lawsuit against the Company could cause it to incur substantial costs and could divert the time and attention of its management and other resources.
The Company’s officers and directors may be engaged in other business ventures resulting in conflicts of interest.
Certain of the Company’s
directors and officers are, and may continue to be, or may become, involved in other business ventures through their direct and indirect participation in, among other things, corporations, partnerships and joint ventures, that are or may become competitors of the products and services the Company provides or intends to provide. Situations may arise in connection with potential acquisitions or opportunities where the other interests of these directors and officers conflict with or diverge from the Company’s interests. In accordance with applicable corporate law, directors who have a material interest in a contract or transaction or a proposed contract or transaction with the Company that is material to the Company
are required, subject to certain exceptions, to disclose that interest and generally abstain from voting on any resolution to approve the transaction. In addition, the directors and officers are required to act honestly and in good faith with a view to the Company’s best interests.
However, in conflict of interest situations, the Company’s
directors and officers may owe the same duty to another company and will need to balance their competing interests with their duties to the Company. Circumstances (including with respect to future corporate opportunities) may arise that may be resolved in a manner that is unfavorable to the Company.
Certain remedies may be limited to the Company.
The Company’s
governing documents may provide that the liability of its members of the Board and its officers is eliminated to the fullest extent permitted under the laws of the Province of British Columbia. Thus, the Company and its shareholders may be prevented from recovering damages for certain alleged errors or omissions made by the members of the Board and its officers. The Company’s governing documents provide that the Company
will, to the fullest extent permitted by law, indemnify members (and former members) of its Board for certain liabilities incurred by them by virtue of their acts on behalf of Company. The Company may also indemnify its officers, subject to restrictions in the BCBCA.

The Company may have difficulty in enforcing judgments and effecting service of process on directors and officers.
All
of the directors and certain of the officers of the Company
reside outside of Canada. Some or all of the assets of such persons may be located outside of Canada. Therefore, it may not be possible for investors to collect or to enforce judgments obtained in Canadian courts predicated upon the civil liability provisions of applicable Canadian securities laws against such persons. Moreover, it may not be possible for investors to effect service of process within Canada upon such persons.
Past performance is not indicative of future results.
The prior operational performance of Caliva and LCV is not indicative of any potential future operating results of the Company. There can be no assurance that the historical operating results achieved by Caliva, LCV or their respective affiliates will be achieved by the Company, and the Company’s performance may be materially different.
The Company may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on the financial condition, results of operations and Common Share price, which could cause investors to lose some or all of their investment.
Although the Company conducted due diligence on each of Caliva, OGE and LCV prior to closing of their respective acquisitions the Company cannot assure that this diligence revealed all material issues that may be present in the businesses of Caliva and LCV, that it would be possible to uncover all material issues through a customary amount of due diligence or that factors outside of either party’s control will not later arise. As a result, the Company may be forced in the future to write down or write-off
assets, restructure its operations or incur impairment or other charges that could result in losses. Even if due diligence successfully identified certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with the Company’s preliminary risk analysis. Even though these charges may be non-cash
items and not have an immediate impact on the Company’s liquidity, the fact that charges of this nature are reported could contribute to negative market perceptions. In addition, charges of this nature may cause the Company to be unable to obtain future financing on favorable terms or at all. In this regard, in February 2021, the Company became committed to a plan to sell its non-THC
business, which was acquired as part of the Caliva and OGE and LCV acquisitions on January 15, 2021. As described in Note 16 to the Company’s audited financial statements appearing elsewhere in this Annual Report, the decision to sell the non-THC
business resulted in an impairment loss of $5,555,437. Furthermore, as part of the Company’s impairment tests as of September 30, 2021, the Company determined that current market conditions have resulted in a downward revision to its future cash flow estimates. Accordingly, the Company recorded a non-cash
impairment charge of $570,300,047 during the three months ended September 30, 2021. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of
Operations-Non-Cash
Impairment” in Part I of this Form
10-K.
There can be no assurance that the Company will not have to take additional impairment charges in the future.
Changes in accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters could significantly affect the Company’s reported financial results or financial condition.
Generally accepted accounting principles and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to the Company’s business, including but not limited to revenue recognition, impairment of goodwill and intangible assets, inventory, income taxes and litigation, are highly complex and involve many subjective assumptions, estimates and judgments. Changes in these rules or their interpretation, or changes in underlying assumptions, estimates or judgments, could significantly change the Company’s reported financial performance or financial condition in accordance with generally accepted accounting principles.

ITEM 1B. UNRESOLVED STAFF COMMENTS.
Not applicable.

ITEM 2. PROPERTIES.
Our principal executive and administrative offices are located at 1550 Leigh Avenue, San Jose, CA 95125. As of December 31, 2021, we leased 27 facilities in the State of California. We currently own a single retail and distribution location at 92 Pullman Way, San Jose, CA 95111 but recently entered into a sale leaseback arrangement on March 14, 2022 (the “Sale Leaseback”). The Sale Leaseback is subject to standard real estate closing conditions, including a
35-day
diligence period for the buyer to complete environmental review and title searches among other things. Upon closing the Sale Leaseback, the Company will receive $6,000,000 net expenses and broker fees, along with a further $100,000 each year for the next five years so long as the Company remains a tenant under the Sale Leaseback.
The following table sets for the information about our properties. We believe that these facilities are generally suitable to meet our needs.

Location	Facilities Type	Approximate Square Footage	Lease Expiration Dates
Arcata, California (4651 W. End Rd., Ste# D, 95521)	Manufacturing	1,211	7/31/2022
Bellflower, California (9535 Artesia Blvd., 90706)	Dispensary/Retail Dispensary	4,000	9/30/2027
Bellflower, California (9571 Artesia Blvd, 90706)	Parking Spaces	8 Parking Spaces	12/31/2021
Brisbane, California (101 South Hill Dr., 94005)	Retail Delivery/Administrative/Manufacturing/Distribution	19,150	9/30/2023
Ceres, California (4030 Farm Supply Drive, Ceres, CA 95307)	Dispensary/Retail Delivery	3,400	4/1/2024
Costa Mesa, California (3560 Cadillac Ave., 92626)	Manufacturing/Administrative/Distribution	20,000	8/31/2022
Costa Mesa, California (2800 Harbor Blvd., 92626)	Dispensary/Retail Delivery	4,800	5/31/2032
Chula Vista, California (1664 Industrial Blvd., 91911)	Retail Delivery	9,604	6/30/2025
Culver City, California (5855 Green Valley Circle, Ste# 105, 90230)	Retail Delivery	2,567	6/30/2023
Emeryville, California (5855 Beudry Street, 94608)	Retail Delivery	5,395	9/30/2028
Eureka, California (112 W. 3rd St., Ste# E & F, 95501)	Processing/Distribution/Manufacturing/Administrative	2,400(E); 3,600(F)	11/9/2022
Eureka, California (112 W. 3rd St., Ste# C & D, 95501)	(See above)	2,000(C); 2,000(D)	8/31/2022
Eureka, California (112 W. 3rd St., Ste# B, 95501)	(See above)	2,000	5/31/2023
Eureka, California (228 3rd St., 95501)	Processing	3000	7/31/2022
Eureka, California (205 I St., 95501)	Administrative	3,271	12/31/2021
Eureka, California (1313 Broadway, 95501)	Parking Lot	Parking Lot	6/1/2022
Hanford, California (104 North Douty St., 93230)	Dispensary (Aug. 2021)/Retail Delivery/Administrative	7,370	9/30/2025

Hanford, California (10757 Energy Street, 93230)	Distribution	20,000	1/31/2028
Redwood City, California (820 Winslow Street, 94063)	Dispensary (*application filed/TBD)	1,500	12/31/2031
Sacramento, California (8880 Elder Creek Road, 95828)	Retail Delivery	1,400	2/4/2023
San Jose, California (1695 S. 7th St., 95112)	Dispensary/Retail Delivery/Processing/Cultivation/Distribution/Manufacturing	110,000	9/30/2027
San Jose, California (92 Pullman Way, 95111)	Dispensary/Manufacturing/Distribution	23,000	7/31/2022
San Jose, California (1550 Leigh Ave., 95125)	Headquarters	18,692	8/31/2023
San Jose, California (825 S. 5th St., 95112)	Storage	30,000	9/30/2027
San Francisco, California (601 Mission Bay Boulevard)	Event Space	800	6/30/2022
Santa Rosa, California (975 Corporate Center Parkway, Ste #120 & 125)	Manufacturing/ Distribution (non-operational/for sale)	20,000	9/30/2026
West Hollywood, California (1155 N. La Brea Ave. 90038)	Dispensary/Retail Delivery	3,250	12/31/2023

ITEM 3. LEGAL PROCEEDINGS.
To the knowledge of the Company, the Company is not a party to any material legal proceedings nor, to the Company’s knowledge, are any such proceedings contemplated by or against the Company.

ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information
. The Common Shares and Warrants are listed on the Neo Exchange Inc. (the “
Exchange
”) under the trading symbols “GRAM.U” and “GRAM.WT.U”, respectively. The Common Shares and Warrants also trade-over-the
counter in the United States on the OTCQX Best Market tier of the electronic over-the-counter
marketplace operated by OTC Markets Group Inc. under the trading symbols “GRAMF” and “GRMWF”, respectively. Any over-the-counter
market quotations reflect inter-dealer prices, without retail mark-up,
mark-down, or commission and may not necessarily represent actual transactions.
Shareholders
. We had 1,117 shareholders of record as of December 31, 2021. This does not include shares held in the name of a broker, bank or other nominees (typically referred to as being held in “street name”).
Dividends
. The Company has not declared any dividends or made any distributions. Furthermore, the Company has no current intention to declare dividends on its Common Shares in the foreseeable future. Any decision to pay dividends on its Common Shares in the future will be at the discretion of the Board and will depend on, among other things, the Company’s results of operations, current and anticipated cash requirements and surplus, financial condition, any future contractual restrictions and financing agreement covenants, solvency tests imposed by corporate law and other factors that the Board may deem relevant.
Securities Authorized For Issuance Under Equity Compensation Plans.
The table below indicates the number of securities issued under the Company’s Equity Incentive Plan, the weighted-average exercise price of outstanding securities issued under the Company’s Equity Incentive Plan and the number of securities remaining available for issuance under the Company’s Equity Incentive Plan, in each case as of December 31, 2021. In connection with the Qualifying Transaction, the Company agreed to maintain the CMG Partners, Inc. 2019 Stock Option and Grant Plan (the “
Caliva EIP
”) and the Amended and Restated 2018 Equity Incentive Plan (the “
LCV Equity Plan
”) and that outstanding awards thereunder will entitle holders to receive Common Shares. No further awards will be issued under the Caliva EIP or the LCV Equity Plan.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in Column “(a)”)
	(a)		(b)	(c)
Equity compensation plans approved by security holders(l)
Equity Incentive Plan (1)	9,706,509	(1)	—	6,395,989	(2)
Equity compensation plans not approved by security holders
Caliva EIP	738,853	(3)	$7.34	—
LCV Equity Plan	16,815	(3)	$25.98	—
Total	10,462,177			6,395,989

Notes:

(1)	Represents Common Shares that may be issued upon the vesting and settlement of outstanding restricted share units.
(2)
The maximum number of Common Shares that may be issued under the Equity Incentive Plan is 10.0% of the Common Shares outstanding from time to time, subject to adjustment in accordance with the Equity Incentive Plan.

(3)	Represents Common Shares that may be issued upon the exercise of outstanding options.
Recent Sales of Unregistered Securities
Acquisition of Caliva
On January 15, 2021, the Company acquired all of the issued and outstanding equity interests of Caliva and OGE (50% of the equity interests in OGE were not transferred until January 19, 2021) from the existing shareholders for up to 32,365,412 Common Shares in reliance on Section 4(a)(2) of the Securities Act and $466,140 of cash, with non-accredited
shareholder’s receiving cash at $10.00 per share in lieu of shares for regulatory purposes.

Acquisition of LCV
On January 15, 2021, the Company acquired all of the issued and outstanding equity interests of LCV from the existing shareholders of LCV for up to 5,010,077 Common Shares and in reliance on Section 4(a)(2) of the Securities Act $183,090 cash, with non-accredited
shareholder’s receiving cash at $10.00 per share in lieu of shares for regulatory purposes.
Acquisition of SISU
The Company acquired all of the issued and outstanding units of SISU from the existing members of SISU for 5,787,790 Common Shares in reliance on Section 4(a)(2) of the Securities Act and $11,089,535 in cash with non-accredited
shareholder’s receiving cash at $10.00 per share in lieu of shares for regulatory purposes.
Private Placement
On November 24, 2020, the Company announced that it had received executed subscription agreements in respect of private placement commitments for approximately $36,000,000 of
Non-Voting
Shares and Subscription Receipts of SCAC Capital Acquisition Inc., a wholly-owned subsidiary of SCAC, at a price of $10.00 per
Non-Voting
Share or Subscription Receipt. On January 8, 2021, the Company announced the upsize of the Private Placement resulting in aggregate commitments of approximately $63,000,000 in Subscription Receipts and
Non-Voting
Shares.
Upon closing of the Qualifying Transaction, investors in the Private Placement received one Common Share in respect of each Subscription Receipt or
Non-Voting
Share purchased under the Private Placement. The securities issued in the private placement were issued in reliance on Section 4(a)(2) of the Securities Act.
Brand Strategy Agreement
Pursuant to and subject to the terms of the Brand Strategy Agreement, the Company has issued to
JAY-Z
2,000,000 Common Shares in respect of rights and services provided in the period prior to closing of the Qualifying Transaction and will pay SC Branding, LLC an aggregate amount of $26,500,000 over the full BSA Term, payable either in cash or, at SC Branding, LLC’s election with respect to any individual payment period, Common Shares. The Common Shares issued or to be issued pursuant to the Brand Strategy Agreement have been or will be issued in reliance on Section 4(a)(2) of the Securities Act.
Roc Nation Agreement
Pursuant to the terms of the Roc Binding Heads of Terms, the Company issued to Roc Nation $25,000,000 in Common Shares (or 2,376,425 Common Shares) on February 12, 2021 and, subject to the terms and conditions of the Roc Binding Head of Terms, will pay Roc Nation additional consideration of $15,000,000 in Common Shares, payable in quarterly issuances over the second and third years of the three-year term of the Roc Binding Heads of Terms (each an “
Additional Roc Share Issuance
”). In January 2022, the Company made an Additional Roc Share Issuance of 1,348,921 Common Shares pursuant to the terms of the Roc Binding Head of Terms.
The Common Shares issued or to be issued pursuant to the Roc Binding Heads of Terms have been or will be issued in reliance on Section 4(a)(2) of the Securities Act.
Calma Agreement
Pursuant to the terms of the Calma Agreement, the Company agreed to issue $3,000,000 in Common Shares (with the number of shares issued based on the volume-weighted average price per Common Share for the ten consecutive trading days prior to each closing date). At the first closing under the Calma Agreement on October 1, 2021, we issued $1,468,474 of Common Shares (458,898 Common Shares) to the shareholders of Calma based on a price of $3.20 per share. See “Item 1. Business—Description of the Business—Retail” for a description of the Calma Agreement. The Common Shares issued or to be issued pursuant to the Calma Agreement have been or will be issued in reliance on Section 4(a)(2) of the Securities Act.
Equity Awards
On January 15, 2021, the Company issued 1,066,333 to replace stock options held by former Caliva employees who became employees of the Company in connection with the Qualifying Transaction. In between January 15, 2021 and November 12, 2021 (the date we filed our registration statement on Form
S-8)
we have issued 5,039,186 RSUs to employees pursuant to the Equity Incentive Plan. The equity awards issued by the Company have been issued in reliance on either Rule 701 under the Securities Act or Section 4(a)(2) of the Securities Act.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
INTRODUCTION
This Management’s Discussion and Analysis (“
MD&A
”) should be read together with other information, including the Company’s audited consolidated financial statements and accompanying notes as of and for the years ended December 31, 2021 and 2020 included elsewhere in this Annual Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed in Part 1, Item 1A, “Risk Factors” in this Annual Report.
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities, as modified by the JOBS Act, and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of Sarbanes-Oxley, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
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
The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
The Company will remain an emerging growth company until the earlier of (1) the last day of the Company’s fiscal year following the fifth anniversary of the date of the first sale of common equity securities of the Company pursuant to an effective registration statement under the Securities Act, (2) the last day of the fiscal year in which the Company has total annual gross revenue of at least $1.07 billion, (3) the last day of the fiscal year in which the Company is deemed to be a “large accelerated filer,” as defined in Rule
12b-2
under the Exchange Act, and (4) the date on which the Company has, during the previous three year period, issued more than $1.0 billion in nonconvertible debt.
BUSINESS OVERVIEW
The Company is a integrated cannabis company based in the United States focused on the recreational and wellness markets. The Company’s portfolio consists of high quality integrated seed-to-sale
operations in California, with a focus on differentiated branded products and direct-to-consumer
distribution. The Company’s platform was designed to create one of the largest, most socially responsible and culturally impactful companies in California, producing consistently high quality, well-priced products and culturally relevant brands that are distributed to third-party retailers as well as direct-to-consumer
via a delivery service and strategically located retail locations. A full portfolio of products and brands that seek to appeal to a broad range of user groups, need-states and occasions, offered at all price points, and with unique brand value propositions, are produced at low cost and high caliber of quality through integrated cultivation, sourcing and manufacturing. The Company believes its wholly-owned delivery and retail outlets will allow it to achieve high gross-margins on many of its products, forge one-on-one
relationships between its brands and consumers and collect proprietary consumer data and insights. While the Company is focused on the recreational and wellness markets, a small portion (estimated to be less than 1%) of its revenues is derived from cannabis and products containing cannabis used by medical cannabis patients in accordance with applicable state law, but for which no drug approval has been granted by the United States Food and Drug Administration (where use may include inhalation, consumption, or application).
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

As at December 31, 2021, the Company views its business as having the following two sales channels:

1)
Direct to Consumer
(in-store
retail, pick up and delivery): the Company currently operates eleven omni channel retail locations: three in northern California, three in central California, five in southern California and six delivery hubs. Further, on October 4, 2021, the Company announced that it had signed definitive agreements to acquire Coastal Holding Company, LLC (“
Coastal
”). Coastal is a retail dispensary license holder and operator with six retail licensed locations, five of which are currently operating and two delivery depots.

2)
Wholesale: the Company sells first party and selected third party products into 450 dispensaries across California. Additional wholesale revenue comes from sales of sourced bulk flower and oil produced in house.

Revenues from these two sales channels were as follows:

	Year ended December 31, 2021	Year ended December 31, 2020
Direct to consumer	$54,238,607	$—
Wholesale	119,176,274	—

	$173,414,881	—

As the Company continues to scale and integrate its business, it is incurring operating losses. The Company’s loss from operations for the years ended December 31, 2021 and December 31, 2020 totaled $818,518,013 (including impairment charges of $654,317,300) and $8,813,918 respectively. Accordingly, the comparative period results represent only the operating losses of the Company while it was a special purpose acquisition corporation. The Company is focused on reducing operating losses as it scales and integrates its businesses.
Through a combination of (i) professional leadership, including the addition of Troy Datcher on September 8, 2021, (ii) omnichannel operations, (iii) technology and data driven practices, (iv) brand and product expertise, (v) as well as social justice and equity advocacy, the Company intends to set the example globally as a best-in-class
cannabis operation. In addition, the Company plans to pursue a opportunities M&A strategy to accelerate growth, market share gains and to achieve critical scale so that it can operate profitability. The Company is actively evaluating cost reductions and business optimization to reduce its cash burn in the near term.
Growth Strategy
Below is a summary of the key components of The Parent Company’s growth strategy:
•
Consolidation and Integration
: With no clear market leader, we believe that the California cannabis market is ripe for consolidation. We believe there is an opportunity to leverage our platform and balance sheet to further expand our market share and accelerate profitability in California through mergers and acquisitions. We believe our combined operations, and strong capital position will attract best-in-class operators from all segments of the market seeking a strategic partner with the infrastructure and certainty of capital necessary to support future growth. We intend to use our capital position and platform to identify and, following careful diligence, to execute accretive acquisitions at the right valuations with operators and assets in every part of the supply chain, including in the areas of cultivation, distribution, brands, retail and delivery. After executing several acquisitions in 2021 to build-out the Company’s physical platform, future acquisitions will likely be more consumer or efficiency focused. The Company will be patient and opportunistic in its acquisition strategy going forward.
•
Branded Product
: We believe there are additional opportunities to expand The Parent Company’s brand portfolio through innovation and acquisitions. We expect one such innovation opportunity to be developed through our partnerships with
JAY-Z
and Roc Nation, which we expect will entail the continued development and promotion of brands that leverage their vision, cultural influence and social impact mission. Amidst challenging marketing restrictions in cannabis that bar brands from leveraging traditional advertising and media channels, the brands developed in collaboration with
JAY-Z
and Roc Nation are expected to benefit from the significant consumer following and influence of
JAY-Z
and Roc Nation.
•
Omni-channel Access
: We believe that The Parent Company’s omni-channel platform is a rapidly and efficiently scalable way to directly reach cannabis consumers throughout California than brick-and-mortar
retail expansion alone. We also believe that an omnichannel platform, when coupled with a integrated supply chain such as The Parent Company’s, allows for greater product margins due to the full capture of the price to consumer as well as low input and production costs.

Factors Affecting Our Performance
The Company’s performance and future success depends on a number of factors. These factors are also subject to a number of inherent risks and challenges, some of which are discussed below.
Branding
We aspire to be the “Most Trusted Name in Cannabis”, and we have built our brand with a focus on the growing direct to consumer (“
DTC
”) market. The development and recognition of our brand is and has been empowered by our full-spectrum integration. We understand that, to be the “Most Trusted Name in Cannabis,” it is critical to establish trust at all levels of our operations, starting with an executive team and board of directors that believe in “doing business the right way”, focusing on long-term shareholder value and creating trust with our various stakeholders. We strive to prioritize our consumers and our employees (who we refer to as “associates”). We establish trust with our consumers through their experience, which encompasses not only our award-winning products but the consumer’s full buying experience. At The Parent Company, we make information on the products that consumers choose readily available, including the ability to interact with our associates at not only our retail locations, but also curbside as well as through phone and video consultations. The Parent Company’s brand strategy is a “House of Brands” strategy, providing the ability to expand our product lines to meet changing consumer tastes and preferences.
Regulation
The Company is subject to the local and federal laws in the jurisdictions in which it operates. Outside of the United States, the Company’s products may be subject to tariffs, treaties and various trade agreements as well as laws affecting the importation of consumer goods. The Parent Company holds all required licenses for the production and distribution of its products in the jurisdictions in which it operates and continuously monitors changes in laws, regulations, treaties and agreements. The Company is licensed to cultivate, manufacture, distribute and sell wholesale and retail cannabis and cannabis products. The Company operates in, and/or has ownership interests in businesses operating in, California, pursuant to the California Medicinal and
Adult-Use
Cannabis Regulation and Safety Act.
Product Innovation and Consumer Trends
The Company’s business is subject to changing consumer trends and preferences, which is dependent, in part, on continued consumer interest in new products. The success of new product offerings depends upon a number of factors, including The Parent Company’s ability to: (i) accurately anticipate customer needs; (ii) develop new products that meet these needs; (iii) successfully commercialize new products; (iv) price products competitively; (v) produce and deliver products in sufficient volumes and on a timely basis; and (vi) differentiate product offerings from those of competitors.
COVID-19
In March 2020, the World Health Organization categorized coronavirus disease 2019 (“
COVID-19
”) as a pandemic.
COVID-19
continues to impact the United States and other countries across the world, and the duration and severity of its effects are currently unknown. While the impacts of
COVID-19
have lessened in recent months, the Company continues to implement and evaluate actions to maintain its financial position and support the continuity of its business and operations in the face of this pandemic and other events.
The Company’s priorities during the
COVID-19
pandemic are protecting the health and safety of its employees and its customers, following the recommended actions of government and health authorities. In the future a resurgence of
COVID-19
in the United States may cause demand for the Company’s products and services if, for example, the pandemic results in a recessionary economic environment or potential new restrictions on business operations or the movement of individuals.
The
COVID-19
outbreak in the United States has caused business disruption both to the Company and throughout its customer base and supply chain through mandated and voluntary closings of many businesses. We have taken and continue to take, important steps to protect our employees, customers and business operations since the beginning of the pandemic. In collaboration with our Compliance, Human Resources, Safety, Facilities and Operations teams, we take considerable precautions to maintain a safe workplace environment and adhere to city, county and state regulations and guidance.
We have took the following steps in response to the
COVID-19
pandemic during 2021:

•	Issued a remote work directive for all non-essential employees;

•	Instituted a mandatory face mask policy in all The Parent Company locations and for all customer deliveries;

•	Implemented staggered work schedules, employee breaks and redesigned workstations and processes to minimize employee interaction and ensure appropriate social distancing;

•	Minimized the number of essential employees moving between The Parent Company locations;

•	Banned all non-essential contractors, vendors and visitors from our locations to reduce flow of traffic into and out of our facilities, as well as encouraged meetings with third parties to be virtual;

•	Enhanced sanitation of work areas, both in terms of breadth and depth of cleanings, including industrial cleaning and sanitizing protocols upon detection of a COVID-19 positive test;

•	Required employees to stay home if not feeling well, informing employees of government and health authority guidelines, and facilitating testing;

•	Implemented contact tracing system and mandatory 14-day quarantines for all workers potentially exposed to someone testing positive for COVID-19 and any employees returning from out of country visits;

•	Issued directives to customer-facing teams in retail and delivery with regard to frequent cleaning, social distancing, and customer safety;

•	Suspended all but critical business travel;

•	Enhanced communication creating a 24-hour Employee Hotline, a COVID-19 resource, policy and information page on The Parent Company’s intranet, frequent employee communications and training;
2021 HIGHLIGHTS
Acquisition of Coastal – (5) Operating Retail Locations, (1) Additional Retail License, and (2) Operating Delivery Depots
On October 4, 2021, the Company announced that it has signed definitive agreements to acquire 100% of the equity of Coastal, a California retail dispensary and delivery operator for $16.2 million in cash with contingent consideration of up to $40 million in equity of The Parent Company upon completion of milestone events and a $9 million option (the “
Coastal Option
”) to acquire the remaining equity of a southern California dispensary in which Coastal currently holds a minority. The Company has pre-paid
$4.5 million of the Option. Completion of the transactions contemplated by the Coastal Agreements and the Coastal Option remain subject to regulatory approvals, including review by local municipalities relating to cannabis license transfers and NEO Exchange final approval, and are expected to close in 2022.
Founded in 2018 in Santa Barbara, Coastal is a retail dispensary license holder and operator with six retail licensed locations with five locations currently operating and two delivery depots. Coastal’s operating dispensaries are located in Santa Barbara, Pasadena, West Los Angeles, Stockton and Vallejo. Coastal is also engaged in construction for another retail license location in Northern California and operating delivery depots in Santa Barbara and San Luis Obispo. Coastal serves over 1,000 people per day, in their stores and online.
The acquisition of Coastal will increase The Parent Company’s current California retail store and delivery depot footprints to eleven and six, respectively, and positions the Company with one of the largest operating retail dispensary and delivery hubs in the State with an expanded reach to over 80% of California’s population.
Acquisition of Calma – A Premier Retail Location West Hollywood
The Company entered into a definitive agreement to acquire 100% of the equity of Calma West Hollywood, an operating dispensary located in West Hollywood, California for total consideration of $11,500,000 comprised of $8,500,000 in cash and $3,000,000 in equity of the Company. The effective date of the first closing was October 1, 2021 whereby the Company acquired 85% of Calma’s equity which is the maximum allowed by the City of West Hollywood. The Company expects to complete the second closing for the remaining 15% of Calma’s equity during 2022, as local regulations permit. In accordance with the agreement, the Company transferred $1,500,000 in cash into escrow, which will be released to the Company when the remaining 15% is acquired and the Company issues the related Common Shares to the seller.
Expansion of Fun Uncle Cruisers Value Vape Cartridge Line
In celebration of Green Wednesday, November 24, 2021, the Company announced the extension of its popular vape cartridge line, Fun Uncle Cruisers by introducing four new flavors – Blue Dream, Pineapple Express, Sunset Sherbet and Grandaddy Purple.
The product line expansion of convenient, reliable and affordable Fun Uncle Cruisers arrived on our omni-channel retail locations just in time for Green Wednesday and features four tasty new flavors- almost doubling the options available for fans of this popular product line. Consumers will have the opportunity to select from a broad range of effects, whether kick starting their day or winding it down. The flavors include:
Blue Dream
, a Sativa cartridge which tastes like sweet mixed berries, blue raspberry and pine;
Pineapple Express
,
a bright and tropical Hybrid option with notes of juicy pineapple;
Sunset Sherbet
,
a chill sunset Indica companion, which tastes of sweet cherry and citrus sorbet; and
Grandaddy Purple
,
a sweet, dessert-like Indica with juicy grape and berry flavor. Cruisers feature a full gram of quality oil for just $25, packaged in reliable Universal 510 cartridges, and available in a variety of popular strains.

Board and Executive Changes
On November 30, 2021, the Company reported that it appointed Tiffany McBride as Managing Director of Social Equity Ventures and Kerry Arnold as Chief People Officer. These two positions further the Company’s mission to elevate diversity, equity and inclusion efforts within the cannabis sector. McBride joins from Docstur LLC, where she previously served as Chief Operations Officer. She brings over 15 years of experience in results-driven strategy development to The Parent Company, where she will oversee the Social Equity Ventures program and operations that focus on discovering the industry’s future cannabis entrepreneurs of color. McBride intends to ensure the program offers the capital and mentorship necessary to build generational wealth and become part of a more equitable and diverse cannabis industry.
Arnold will head the Human Resources department, expanding employee resources, fostering an equitable company culture, and upholding The Parent Company’s values. He will oversee all aspects of human resources, including fair inclusion in the workplace, employee and workplace operations, learning and development, and talent acquisition. Previously, Arnold held the position of Chief People Officer at CANNDESCENT, a luxury cannabis brand.
On August 16, 2021, the Company announced that it had appointed Troy Datcher to serve as the Company’s new Chief Executive Officer, effective September 8, 2021. Mr. Datcher joined The Parent Company from The Clorox Company, where he most recently served as Senior Vice President and Chief Customer Officer responsible for the Clorox’s worldwide sales organization. During his tenure at Clorox, Mr. Datcher deployed global sales plans for over $6.7 billion in annual revenue across The Clorox Company’s vast portfolio of brands. Mr. Datcher’s historic appointment represents the first time a Black CEO will lead a major public U.S. cannabis organization.
On May 14, 2021, the Company announced the appointment of Desiree Perez to its board of directors (the “Board”) effective May 13, 2021. A multi-industry leader and a well-known advocate for social and criminal justice reform, Perez has developed her impressive reputation for cultural, creative and business acumen over her 20+ year career. Perez currently serves as Chief Executive Officer of Roc Nation.
Effectiveness of Form 10 Registration Statement
On October 11, 2021, the Company announced that its registration statement on Form 10 (the “
Registration Statement
”) originally filed with the Securities and Exchange Commission (“SEC”) on August 9, 2021, became effective on October 8, 2021. The Registration Statement registered the Company’s common shares (the “Common Shares”) and share purchase warrants (the “Warrants” and, together with the Common Shares, the “Securities”) under Section 12(g) of the Exchange Act in advance of potentially being permitted to list the Common Shares and the Warrants on the New York Stock Exchange or the Nasdaq Stock Market. As a result of the registration of the Securities, the Company now, among other things, files periodic (Forms
10-K
and
10-Q)
and current (Form
8-K)
reports with the SEC and be subject to additional legal and financial compliance costs.
Share Repurchase Agreements
On July 29, 2021, the Company entered into automatic share repurchase agreements with certain employees to repurchase no more than 1,725,000 Common Shares that had been issued as part of the Qualifying Transaction. The Common Shares will be repurchased at market value over a three-month period beginning September 1, 2021, and then subsequently cancelled. The Company completed its repurchase program for an aggregate of 1,725,000 Common Shares during the fourth quarter of 2021.
Martian Delivery
On August 16, 2021, the Company, through its wholly owned subsidiary TPCO US Holding LLC, acquired all of the issued and outstanding membership interests of Martian Delivery LLC, an operating retail dispensary located in the City of Sacramento, California, from the existing stockholders for $237,500 cash and $237,500 in promissory notes payable.
Kase’s Journey
On August 2, 2021, the Company, through its wholly owned subsidiary Caliva CARECE1 LLC, acquired all of the issued and outstanding equity interests of Kase’s Journey Inc., an operating retail dispensary located in Ceres, California, from the existing stockholders for $1,300,000 cash, subject to adjustments, and $1,221,902 of consideration payable.

Lock-up
Agreements
On July 28, 2021, the Company entered into
lock-up
agreements with certain members of the Company’s leadership team and the entire board of directors who held approximately 34,000,000 issued and outstanding common shares of the Company (the “
Common Shares
”). Pursuant to the
lock-up
agreements, each counterparty has agreed that, subject to certain exceptions, they will not, without the written consent of the Company, sell, pledge, grant any option, right or warrant for the sale of or otherwise lend, transfer assign or dispose of any of their locked-up
shares until January 28, 2022. On January 28, 2022, the
lock-up
agreements were renewed for a further
12-months.
New San Diego Location
On July 16, 2021 the Company announced the launch of a delivery hub in Chula Vista, California, to provide improved access to The Parent Company’s quality cannabis products through Caliva’s on-demand
direct-to-consumer
platform. The new hub services an area covering an additional 3.3 million residents of the greater San Diego area, expanded the reach of the Company to directly service an area covering approximately 60% of California’s population. Located in California’s second largest city, the Chula Vista delivery hub reinforces the Company’s omnichannel growth strategy and efforts to improve accessibility of high-quality cannabis products throughout California. The Chula Vista delivery hub services an area that extends from San Juan Capistrano, though Oceanside and onto San Ysidro.
New DELI by Caliva Location
On August 13, 2021, the Company announced the opening of its latest DELI by Caliva location in Hanford. The new store services the Central Valley in conjunction with the brand’s existing operational delivery hub, which increased the Company’s consumer reach to 65% of the largest legal cannabis market in the country. The opening of the new DELI by Caliva location marked the Company’s retail entrance into the Hanford community, which was previously supplied by the brand’s in-house
delivery service via Caliva.com or through Caliva’s App.
Expansion of Product Portfolio with Launch of “Well by Caliva” Lotions and Tinctures
On August 24, 2021, the Company announced the launch of a new line of wellness products, Well by Caliva. The line offers lotions and tinctures in three categories - Well Balanced, Well Rested and Well Relieved - allowing consumers to pick the products that best cater to their needs. Launched in August during National Wellness Month, The Parent Company’s new line of wellness focused products seeks to meet consumers and their desired effects head on. The launch of the wellness line marks The Parent Company’s first
CBD-
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
As of December 31, 2021, the Company repurchased 157,600 Common Shares for $603,165.

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
Mercer Park Brand
On July 2, 2021, the Company announced that its previously disclosed conditional agreement to complete a $50,000,000 strategic investment in Glass House Group, Inc. through a private placement offering by Mercer Park Brand Acquisition Corp. had been terminated.
Mosaic.Ag
On May 17, 2021, the Company announced that it had entered into a series of arrangements to obtain the rights to four acres of land that is licensed for outdoor grow from a consortium of experienced cannabis farms affiliated with Mosaic.Ag, In addition, the Company entered into a cultivation and supply agreement with a cultivator to cultivate cannabis on its behalf for a period of at least three years, with options to extend up to five years.
The purchase price for Mosaic.Ag is $6,000,000 in cash, $2,500,000 in Common Shares when the transaction closes and up to 1,309,263 Common Shares subject to earnouts. The upfront payment of $5,650,000, net of a holdback amount of $350,000, is secured by a promissory note. The closing of the transaction is dependent on the satisfaction of various closing conditions, which have not been met to date and are not expected to be met by the second quarter of 2022 as required by the Membership Interest Purchase Agreement. Futher, Mosiac.Ag was unable to produce sufficient quantities of biomass according to Company quality standards and pursuant to the Cultivation Supply Agreements. For the foregoing reasons, the parties are currently in dialogue and may restructure the transaction. In the event the transaction does not close, the promissory note is contractually obligated to be repaid to the Company.
New Product: Caliva Flowersticks
On April 30, 2021, the Company announced its partnership with Omura, a first-of-its
kind whole flower vaporizer. The Parent Company entered Omura’s
“heat-not-burn”
category with the launch of Caliva Flowersticks, a new line of 100% whole flower cannabis pre-filled
paper cartridges featuring three signature Caliva strains.
New Program: Caliva CLUB
On April 6, 2021, the Company announced the launch of testing for its first ever integrated loyalty program, Caliva CLUB. Based on record online customer transaction growth of +141% and an omnichannel platform that covered more than 70% of the population of California at the time, Caliva, The Parent Company’s direct-to-consumer
platform, is piloting its new loyalty program. The launch, which is a key strategic driver for The Parent Company’s broader digital innovation push, aims to enhance the consumer experience across the company’s integrated omnichannel platform. As one of the few companies in cannabis with a rewards program, we believe Caliva customers will enjoy an elevated shopping experience similar to their favorite non-cannabis
retailers.
Brand Rationalization
During the three months ended March 31, 2021, The Parent Company went through a brand rationalization exercise consolidating from seventeen (17) brands to eight (8) brands. Focusing on the largest categories of flower, vape, edible, and pre-rolls,
Caliva brand had two strains in January and February 2021 (Alien OG and Shotgun OG, respectively) that were in the Top 25 for all products regardless of product category according to BDS Analytics, Inc.
Extending the remaining product lines and taking advantage of our integration, the Company launched Fun Uncle Cruisers, which is a 1g vape cartridge. Launched on March 24, 2021, Fun Uncle Cruisers was the top selling brand in Caliva stores and delivery depots in April 2021.
Closing of the Qualifying Transaction / Business Combinations
On November 24, 2020, the Company announced that it had entered into definitive transaction agreements in respect of each of Caliva and LCV, pursuant to which the Company would acquire all of the equity of Caliva and LCV. Concurrent with the completion of the Qualifying Transaction, LCV acquired SISU. At the same time, the Company executed an agreement with Caliva, OGE, SC Branding, LLC and SC Vessel 1, LLC to acquire the remaining shareholdings of OGE and entered into a Brand Strategy Agreement with SC Branding, LLC for certain services of Shawn C. Carter p/k/a
JAY-Z.
Additionally, concurrently with the completion of the LCV acquisition, LCV acquired SISU in accordance with the Agreement and Plan of Merger between LCV and SISU, dated November 24, 2020.

The above transactions closed on January 15, 2021, and the acquisition of SC Vessel 1, LLC’s interest in OGE closed on January 19, 2021. The acquisition of Caliva and LCV constitutes the Company’s Qualifying Transaction.
Each of the acquisitions is a business combination accounted for using the acquisition method in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805
Business Combinations
(“ASC 805”).
Total acquisition-related transaction costs incurred by the Company in connection with the acquisitions was $493,584 (December 31, 2020 - $6,316,683).
In the year ended December 31, 2021, the Company finalized the purchase price allocation to the individual assets acquired and liabilities assumed using the acquisition method. The fair values of the assets to be acquired and the liabilities to be assumed by the Company in connection with the acquisitions are as follows:

	Caliva/OGE	LCV	SISU	Total
Total consideration transferred (i)	$619,766,731	$120,651,941	$92,188,146	$832,606,818

Assets acquired
Cash, restricted cash and cash equivalents	11,164,957	3,022,262	976,906	15,164,125
Accounts receivable	2,006,699	1,090,811	1,022,532	4,120,042
Inventory	11,910,959	6,258,063	5,580,258	23,749,280
Prepaid expenses	3,589,808	215,938	82,701	3,888,447
Indemnification assets	2,199,029	2,000,000	—	4,199,029
Property and equipment	7,785,157	3,305,145	1,163,902	12,254,204
Intangible assets	187,600,000	20,740,000	46,200,000	254,540,000
Right-of-use assets – operating	12,115,573	4,461,809	880,863	17,458,245
Right-of-use assets – finance	26,176,837	—	—	26,176,837
Investment in associate	—	6,500,000	—	6,500,000
Investment in non-marketable securities	591,545	—	—	591,545
Security deposits and other	869,238	137,051	34,175	1,040,464

Total assets acquired	266,009,802	47,731,079	55,941,337	369,682,218

Liabilities assumed
Accounts payable and accrued liabilities	26,130,222	14,817,802	8,242,144	49,190,168
Consideration payable	2,458,844	2,972,782	—	5,431,626
Loans payable	3,060,250	298,436	—	3,358,686
Line of credit	—	—	1,000,000	1,000,000
Deferred tax liability	35,483,327	4,199,766	—	39,683,093
Lease liabilities	49,746,261	4,461,809	1,183,451	55,391,521

Total liabilities assumed	116,878,904	26,750,595	10,425,595	154,055,094

Goodwill	$470,635,833	$99,671,457	$46,672,404	$616,979,694

(i) Total consideration transferred is comprised of the following:

	Caliva/OGE	LCV	SISU	Total
Upfront consideration
Cash	$465,140	$177,970	$11,089,535	$11,732,645
Liabilities settled in cash as part of the Qualifying Transaction	12,614,773	15,400,000	3,560,593	31,575,366
Liabilities settled in shares as part of the Qualifying Transaction	—	—	4,264,597	4,264,597
Common shares	408,178,567	57,529,825	63,581,153	529,289,545
Common shares to be issued	1,567,549	5,897,750	9,692,268	17,157,567
Consideration payable	1,000	5,120	—	6,120
Contingent consideration (liability) – Trading price consideration	191,077,970	41,641,276	—	232,719,246
Contingent consideration (liability) – Other	—	—	—	—
Contingent consideration (equity)	2,372,231	—	—	2,372,231
Replacement options	3,489,501	—	—	3,489,501

Total consideration transferred	$619,766,731	$120,651,941	$92,188,146	$832,606,818

Each of the acquisitions is subject to specific terms relating to satisfaction of the purchase price by the Company and incorporates payments in cash and common stock as well as certain contingent consideration. Contingent consideration has been classified as either a financial liability or equity consistent with the principles in ASC 480
Distinguishing Liabilities from Equity
.
The table above summarizes the fair value of the consideration given and the fair values assigned to the assets acquired and liabilities assumed for each acquisition. Goodwill arose in these acquisitions because the cost of acquisition included a control premium. In addition, the consideration paid for the combination reflected the benefit of expected revenue growth and future market development. These benefits were not recognized separately from goodwill because they do not meet the recognition criteria for identifiable intangible assets.
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
The acquisitions of Caliva and OGE were accounted for as one transaction as the contracts were negotiated at the same time and in contemplation of one another in order to achieve the overall objective of obtaining control of both companies. The Company acquired all of the issued and outstanding equity interests of Caliva and OGE from the existing stockholders for up to 32,365,412 stock of the Company, of which 117,756 were stock to be issued as at December 31, 2021, and $466,140 of cash, with certain stockholders receiving cash at $10.00 per share in lieu of Common Shares for regulatory purposes. In addition, the consideration transferred includes contingent consideration and replacement stock options, as outlined below. The stock consideration was valued based on the Common Share price on the date of acquisition, January 15, 2021. As at December 31, 2021, the Company was in the process of settling the above issuance of Common Shares and cash.
The Company also issued the following contingent consideration:

a)
Trading price consideration
– The Caliva and OGE stockholders received a contingent right for up to 18,356,299 additional Common Shares (the “pool of Common Shares”) in the event the
20-day
volume weighted average trading price (“VWAP”) of the Common Shares reaches $13.00, $17.00 and $21.00 within three years of closing, with one-third
issuable upon the achievement of each price threshold, respectively. The pool of Common Shares is to be shared with Caliva option holders who were employees of Caliva at the time of the transaction (“Caliva employee option holders”). In order to receive their stock of the contingent consideration, Caliva employee option holders must be employed by the Company at the time the contingent consideration is paid out. The portion of the pool of common stock that may be paid to Caliva employee option holders is being accounted for as employee stock-based compensation and is being expensed over the estimated vesting period. The portion of the pool of Common Shares that may be paid to former Caliva and OGE stockholders is being accounted for as contingent consideration in the amount of $191,077,970 and is included in the consideration transferred above.

b)
Earn-out
stock
– The Caliva stockholders received a contingent right for up to 3,929,327 additional Common Shares if the aggregate consolidated cash of the Company at closing, net of short-term indebtedness, was less than $225,000,000. As the consolidated cash at the time of closing was above this amount, no additional Common Shares will be issued, and no value has been attributed to this in the transaction.

c)
Other
– The Company held back 304,000 Common Shares related to U.S. Paycheck Protection Program (“PPP”) loans. The fair value associated with the contingent consideration at the transaction date was nil.

d)
187,380 Common Shares of TPCO have been placed into escrow and will be issued when subsidiaries of Caliva receive their licenses. This is presented as contingent stock to be issued in equity. If the licenses are not obtained, the stock will be issued to Caliva former stockholders, and therefore have been included as part of consideration.

The Company issued replacement stock options to Caliva employee option holders. The Company recognized $3,489,501 in consideration associated with these replacement stock options. This represents the fair value of the awards as at January 15, 2021 that relates to past service of those employees.

Lastly, as part of the Qualifying Transaction, certain liabilities of Caliva were extinguished. As a result, they have been included in consideration transferred and excluded from net assets acquired.
The goodwill acquired is associated with Caliva and OGE’s workforce and expected future growth potential and is not expected to be deductible for tax purposes.
Acquisition of LCV
The Company acquired all of the issued and outstanding equity interests of LCV from the existing stockholders of LCV for up to 5,010,077 Common Shares, of which 154,348 were Common Shares to be issued as at December 31, 2021, and $183,090 cash, with certain stockholders receiving cash at $10.00 per Common Shares in lieu of Common Shares for regulatory purposes. The share consideration was valued based on the share price on the date of acquisition, January 15, 2021. As at December 31, 2021, the Company is still in the process of settling the issuance of Common Shares and cash.
The Company also issued the following contingent consideration:

a)
Trading price consideration
– The LCV stockholders will have a contingent right for up to 3,856,955 additional Common Shares in the event the
20-day
VWAP of the common stock reaches $13.00, $17.00 and $21.00 within three years of closing, with one-third
issuable upon the achievement of each price threshold, respectively. The fair value of the contingent consideration on January 15
,
2021 was $41,641,276 and is included in consideration transferred above.

b)	Other – The Company held back 299,800 of Common Shares that are contingent on the outcome of certain events. The fair value associated with the contingent consideration at the transaction date is nil.
Lastly, as part of the Qualifying Transaction, certain liabilities of LCV were extinguished. As a result, they have been included in consideration transferred and excluded from net assets acquired.
The goodwill acquired is associated with LCV’s workforce and expected future growth potential and is not expected to be deductible for tax purposes.
Acquisition of SISU
The Company acquired all of the issued and outstanding units of SISU from the existing members of SISU for 5,787,790 Common Shares, of which 765,582 were Common Shares to be issued, and $11,089,535 in cash. The share consideration was valued based on the share price on the date of acquisition, January 15, 2021. The goodwill acquired is associated with SISU’s workforce and expected future growth potential and is expected to be fully deductible for tax purposes at the state level. The stock to be issued were issued in June 2021.
Lastly, as part of the Qualifying Transaction, certain liabilities of SISU were extinguished by issuing 336,856 common stock and cash. As a result, these have been included in consideration transferred and excluded from net assets acquired.
MANAGEMENT’S USE OF
NON-GAAP
FINANCIAL MEASURES
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
Adjusted EBITDA
We believe Adjusted EBITDA is a useful measure to assess the performance of the Company as it provides more meaningful operating results by excluding the effects of expenses that are not reflective of our underlying business performance and other one-time
or
non-recurring
expenses. We define Adjusted EBITDA as EBITDA adjusted to exclude extraordinary items, non-recurring
items and, other
non-cash
items, including, but not limited to (i) stock-based compensation expense, (ii) fair value change in contingent consideration and investments measured at Fair Value Through Profit and Loss (“FVTPL”) (iii)
non-recurring
legal and professional fees, human-resources, inventory and collections-related expenses, (iv) extra ordinary expenses related to
COVID-19
(v) intangible and goodwill impairments and loss on disposal of assets, (vi) transaction costs related to merger and acquisition activities, and
(vii) non-cash
sales and marketing expenses.
RESULTS OF OPERATIONS

	Years ended
	December 31, 2021	December 31, 2020
Sales	$173,414,881	—
Cost of sales	153,182,191	—

Gross profit	20,232,690
Impairment loss	654,317,300
Operating expenses	184,433,403	8,813,918

Loss from operations	(818,518,013)	(8,813,918)
Other
Interest income	1,244,606	2,350,312
Interest expense	(5,183,817)	—
Gain on debt forgiveness	3,358,686	—
Loss on disposal of assets	(2,447,985)	—
Change in fair value of investments at FVTPL	(1,250,990)	—
Change in fair value of contingent consideration	229,819,070	—
Other income	3,573,557	—

	229,113,127	2,350,312

Loss before income taxes	(589,404,886)	(6,463,606)
Income tax recovery	2,372,552	—

Loss and comprehensive loss	$(587,032,334)	$(6,463,606)

Loss and comprehensive loss attributable to shareholders of the company	$(587,060,124)	$—
Loss and comprehensive loss attributable to redeemable non-controlling interest	27,790	(6,463,606)

Loss and comprehensive loss	$(587,032,334)	$(6,463,606)

Loss per share
Basic and Diluted	$(6.18)	$(1.90)
Weighted average number of common shares	95,006,080	15,218,750
Basic and Diluted
Prior to the closing of the Qualifying Transaction on January 15, 2021, the Company was a special purpose acquisition company that did not conduct any commercial operations and had no revenues or significant operating expenses. The Company reminds readers that the operating results of Caliva and LCV included in the Company’s financial statements for the year ended December 31, 2021 are only from January 15, 2021 (the date of closing of the Qualifying Transaction).
Management focused its efforts during the year ended December 31, 2021 on integration activities for the Qualifying Transaction, sub-leasing
non-core
real estate properties, strategic acquisitions and the disposition of non-core
assets as well as the implementation of an approximate 10% head count reduction.
Sales Revenue
The Company’s sales revenues for the year ended December 31, 2021 was $173,414,881 compared to $Nil in the year ended December 31, 2020 as period when the Company had no meaningful operations as a SPAC.
Revenue by sales channel for the years ended December 31, 2021 and December 31, 2020 was as follows:

	Year ended December 31, 2021	Year ended December 31, 2020
Direct to consumer	$54,238,607	$—
Wholesale	119,176,274	—

	$173,414,881	$—

Market Development Commentary
California’s price compression on bulk and wholesale flower and oil continued in the fourth quarter of 2021. According to Cannabis Benchmarks, the pricing of indoor flower, which is the principal product the Company sells at wholesale, dropped approximately 9% from October 15, 2021 to December 17, 2021. We saw a similar pricing trend in bulk oil as well.
These prices during the fourth quarter were the 2021 annual lows. As started by Cannabis Benchmarks “Fundamentally, oversupply is the biggest factor weighing on price. This situation is made worse by a relatively low number of retailers per capita in major population centers and a majority of municipalities continuing to ban adult use retailers altogether.
Direct to Consumer (Retail, Pick up, Delivery)
As of December 31, 2021, the Company operated eleven retail locations and six consumer delivery hubs. We have four store brands, Caliva, Deli by Caliva, Coastal and Calma. Our delivery hubs can be accessed through www.caliva.com and through www.coastalcalifornia.com.
On October 1, 2021, the Company became party to a definitive agreement to acquire 100% of the equity of Coastal, including its subsidiaries. At the same time the Company entered into management services agreements (“MSAs”) related to six of the Coastal dispensaries/delivery locations. The Company is in the process of obtaining approval for two additional MSAs. The Company has determined that the MSAs provide it with a controlling financial interest in Coastal and its subsidiaries and as such Coastal’s financial result for the fourth quarter of 2021 have been consolidated in the Company’s financial statements. The closing of the transaction is subject to closing conditions, most notably municipal regulatory review and approval in the geographies of each of Coastal’s dispensaries/delivery locations.
Revenues earned from direct to consumer sales in the year ended December 31, 2021 totaled $54,238,607 (year ended December 31, 2020: $Nil).
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
Revenues earned from Wholesale sales in the year ended December 31, 2021 totaled $119,176,274 (year ended December 31, 2020: $Nil).
Gross Profit
Gross Profit reflects our revenue less our production costs primarily consisting of labor, materials, consumable supplies, overhead, amortization on production equipment, shipping, packaging and other expenses required to produce cannabis products.
The Company’s gross profit for the year ended December 31, 2021 was $20,232,690, an increase of $20,232,690 from the year ended December 31, 2020, a period when the Company had no meaningful operations as a SPAC. This increase was due to the closing of the Qualifying Transaction on January 15, 2021.
Operating Expenses

	Year ended
	December 31, 2021	December 31, 2020
General and administrative	$47,289,538	$8,813,918
Allowance for doubtful accounts	4,677,134
Sales and marketing	42,572,823	—
Salaries and benefits	36,864,880	—
Stock compensation expense	20,456,297	—
Lease expense	4,956,969	—
Depreciation	3,890,425	—
Amortization of intangible assets	23,725,337	—

	184,433,403	$8,813,918

Operating expenses primarily include salaries and benefits, professional fees, facilities expenses, travel-related expenses, advertising and promotion expenses, licenses, fees and taxes, office supplies and pursuit expenses related to outside services, stock-based compensation and other general and administrative expenses.

The Company recorded operating expenses of $184,443,403 in the year ended of December 31, 2021 compared to $8,813,918 in the year ended December 31, 2020. The increased operating expenses is due to the closing of the Qualifying Transaction on January 15, 2021, whereas during the year ended December 31, 2020, the Company was a special purpose acquisition company with expenses consisting primarily of professional fees associated with its public listing and with seeking a qualifying transaction.
General and administrative costs increased to $47,289,538 in the year ended December 31, 2021 from $8,813,918 due to the consolidation of businesses acquired in the Qualifying Transaction and our acquisitions during 2021. General and administrative expenses include: professional fees, insurance, office facilities and associated supplies, repairs and maintenance, travel, information technology, bank fees and other miscellaneous operating expenses. General and administrative in expenses in 2021 also includes a $2,243,441 one-time
Canadian tax due on the $10.13 per share value paid on the redemption of 26,092,664 Class A restricted voting units which were initially issued at $10 per unit consisting of a Class A restricted voting share and one-half
of a share purchase warrant with a strike price of $11.50.
The Company recorded an allowance for doubtful accounts of $4,677,134 compared to $Nil in the year ended December 31, 2020. Of the $4,677,134 allowance for doubtful accounts, $2,660,943 related to a $5,650,000 upfront payment the Company made to obtain the rights to four acres of land that is licensed for outdoor grow and $2,016,191 for all other doubtful accounts. The Company did not record an allowance for doubtful accounts in the year ended December 31, 2020.
The Company incurred sales and marketing expenses of $42,572,823 in the year ended December 31, 2021, compared to $Nil in the year ended December 31, 2020. Of the $42,572,823 of sales and marketing expenses, $30,166,666 related to our market services agreement with ROC Nation which is settled in common shares. The Company further recognized an expense of $4,183,565 related to its Brand Strategy Agreement during 2021 with Shawn C. Carter p/k/a
JAY-Z.
$Nil for both agreements during the year ended December 31, 2020.
Salaries and benefits totaled $36,864,880 in the year ended December 31, 2021 compared to $Nil in the year ended December 31, 2020, also due to the first time consolidation of the businesses acquired in the Qualifying Transaction.
Stock based compensation of $20,456,297, lease expense of $4,956,969 and depreciation & amortization of $27,615,762 incurred during the year ended December 31, 2021, are all non-cash
expenses. There were no comparable amounts incurred in the year-ended December 31, 2020 when the Company was a special purpose acquisition company.
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
Based on the softening of the California cannabis market during Q3 2021, the Company determined that an impairment test was appropriate. As part of the impairment assessment, the Company’s future forecasts considered changes in cash flow estimates due to lower flower and oil prices realized during the third quarter of 2021. While the Company remains optimistic that cannabis legalization will occur, our expected future cash flows reflect the current tax and regulatory environment. The issues faced by the Company are not unique to our operations as the entire California cannabis market has been significantly impacted in the last quarter. The Company continues to focus on activities to create long term shareholder value with the signing of the Coastal and Calma transactions.
For the year ended December 31, 2021, the Company recorded impairment charges of $654,317,300. Impairment charges are an adjustment that do not affect the Company’s cash position or cash flow from operating activities. There is no guarantee as to whether further impairment charges will or will not occur in the future.

The following is a detailed summary of the impairment losses recorded by the Company:

	Year ended
	December 31, 2021	December 31, 2020
Non-THC business (i)	5,555,437	—
Assets held for sale (ii)	1,995,945	—
Impairment	646,765,918	—

	$654,317,300	$—

(i) In February 2021, the Company became committed to a plan to sell its non-THC
business, which was acquired as part of the Caliva and OGE and LCV acquisitions on January 15, 202. As a result of the decision to sell, the assets were tested for impairment and an impairment loss of $5,555,437 of goodwill was recognized. The disposal group did not represent a separate major line of business, and for that reason it has not been disclosed as discontinued operations for the year ended December 31, 2021. During year ended December 31, 2021, the Company disposed of the non-THC
business.
(ii) In May 2021, the Company became committed to a plan to sell three licenses and transfer the associated leases, which were acquired as part of the Caliva and OGE and LCV acquisitions on January 15, 2021. Prior to reclassification to assets held for sale, the assets were tested for impairment. As a result, an impairment loss of $237,431 was recognized on the licenses and $275,320 on the right-of-use
assets. One of the licenses was subsequently sold.
As at December 31, 2021, the Company determined that it was no longer committed to a plan to sell the remaining two licenses and transfer the associated lease, and as a result the Company has reclassified these assets and liabilities to held-for-use.
Prior to reclassification, the assets were written down to their fair value resulting in an impairment loss of $400,000 on the license and $1,083,194 on the right-of-use
asset.
Other Items
Interest (expense)
In the year ended December 31, 2021 the Company recorded interest expense of $5,183,817, the majority of which relates to interest expense on lease accounting for the Company’s right of use leases.
Gain on debt forgiveness
The Company recorded gain of $3,358,686 on the forgiveness of Payroll Protection Program (PPP) loans during the year ended December 31, 2021.
Contingent consideration
In the year ended December 31, 2021, the Company recorded a gain on the change in the fair value of contingent consideration of $229,819,070 due to a decline in its Common Share price from January 15, 2021 through to December 31, 2021 with no such item in the year ended December 31, 2020. The Company agreed to pay certain contingent consideration in connection with its Qualifying Transaction. This contingent consideration will be fair valued at each quarter-end
and the gain or loss recorded in the statement of operations and comprehensive income (loss) will be inversely related to the movement in the Company’s Common Share price.
Net Loss and Comprehensive Loss
In the year ended December 31 2021, the Company recorded net loss of $587,032,334 compared with a loss of $6,463,606 in the year ended December 31, 2020. The significant losses reported in the year ended December 31, 2021 is due to impairment losses $654,317,300. These impairment losses were offset to some extent by gains in changes in contingent consideration of $229,819,070 in the year ended December 31, 2021.
Excluding impairment losses, the Company has otherwise generated a loss from operations of $164,200,713 for the year ended December 31, 2021 (year ended December 31, 2020: $8,813,918 loss).
Reconciliation of
Non-GAAP
Financial Measures
A reconciliation of EBITDA and Adjusted EBITDA to the most directly comparable measure determined under GAAP is set out below.

	Year ended
	December 31, 2021	December 31, 2020
Net loss and comprehensive loss	$(587,032,334)	$(6,463,606)
Income tax	(2,372,552)	—
Depreciation and amortization	27,615,762	—

	Year ended
	December 31, 2021	December 31, 2020
Interest expense and debt amortization	5,183,817	—

EBITDA	(556,605,307)	(6,463,606)

Adjustments:
Share based compensation expense	20,456,297	—
Other non-recurring items:		—
Fair value change of contingent consideration	(229,819,070)	—
Loss on disposal of assets	2,447,985	—
Change in fair value of investments at FVTPL	1,250,990	—
Impairment loss	654,317,300	—
Provision for notes receivable	2,660,943
Write-off of prepaid inventory	1,620,891
Canadian tax on SPAC share redemption	2,243,441	—
De-SPAC costs	5,341,154	—
Restructuring costs	3,878,782	—
Non-cash sales and marketing expense	30,166,667	—

Adjusted EBITDA	$(62,039,927)	$(6,463,606)

EBITDA
The Company’s EBITDA loss for the year ended December 31, 2021 was $556,605,307, a decrease of $550,141,701 from the year ended December 31, 2020, a period when the Company had no meaningful operations. This increase was due to the closing of the Qualifying Transaction and the impairment charges recognized during 2021.
Adjusted EBITDA
The Company’s Adjusted EBITDA loss for the year ended December 31, 2021 was negative $53,969,865, a decrease of $47,506,259 from the year ended December 31, 2020, a period when the Company had no meaningful operations. The negative Adjusted EBITDA is due to the closing of the Qualifying Transaction and the integration initiatives undertaken since the closing. Adjusted EBITDA adjusts for non-cash
adjustments for share based compensation, changes in fair value of contingent consideration, and losses on disposals of assets and impairment losses. The Company also adjusted other items as itemized in the table above which management considered non-recurring
or
non-cash
and not indicative of underlying operating performance. The Company’s management views Adjusted EBITDA as the best measure of its underlying operating performance.
LIQUIDITY AND CAPITAL RESOURCES
We manage liquidity risk by reviewing, on an ongoing basis, our sources of liquidity and capital requirements. As of December 31, 2021, The Parent Company had cash and restricted cash equivalents of $174,892,298 (including $9,581,689 of restricted cash) compared with restricted cash and cash equivalents of $582,622,025 as of December 31, 2020. As of closing of the Qualifying Transaction on January 15, 2021, the Company had cash and cash equivalents of $381,438,338, comprised of (i) $318,303,338 of net proceeds from its initial public offering and interest received by the Company upon release of the net proceeds from the escrow on closing of the Qualifying Transaction after payments to redeeming holders of Class A Restricted Voting Shares in the aggregate amount of $264,318,686, including associated interest; and (ii) $63,135,000 in gross proceeds from the closing of the private placement prior to the closing of the Qualifying Transaction.
Cash and restricted cash equivalents are predominately invested in liquid securities issued by the United States government.
In evaluating our capital requirements, including the impact, if any, on our business from the
COVID-19
pandemic, and our ability to fund the execution of our strategy, we believe we have adequate available liquidity to enable us to meet our working capital and other operating requirements, fund growth initiatives and capital expenditures, settle our liabilities and repay scheduled principal and interest payments on debt for at least the next twelve months. The Company is actively evaluating cost reductions and business optimization to reduce its cash burn in the near term.
Our objective is to generate sufficient cash to fund our operating requirements and expansion plans. Since the closing of the Qualifying Transaction, we have incurred net operating losses. However, management is confident in the Company’s ability to grow revenue and reach long term profitability. We also expect to have access to public capital markets through our listing on the Exchange, and continue to review and pursue selected external financing sources to ensure adequate financial resources in the long-term. These potential sources include, but are not limited to (i) obtaining financing from traditional or non-traditional
investment capital organizations; (ii) obtaining funding from the sale of our Common Shares or other equity or debt instruments; and (iii) obtaining debt financing with lending terms that more closely match our business model and capital needs. There can be no assurance that we will gain adequate market acceptance for our products or be able to generate sufficient positive cash flow to achieve our business plans, that additional capital or other types of financing will be available when needed, or that these financings will be on terms favorable to the Company or at all.
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

	Operating Lease	Finance Lease
2022	$6,774,561	$4,493,443
2023	5,662,221	4,625,156
2024	5,281,010	4,763,910
2025	5,081,629	4,906,828
2026	4,647,394	5,054,033
Thereafter	23,921,870	64,884,897

Total undiscounted lease liabilities	51,368,685	88,728,267
Roc Nation Agreement
On January 19, 2021, the Roc Binding Heads of Terms became effective whereby the Company engaged Roc Nation for strategic and promotional services. Over the Roc Term, which is an initial period of three years, the Company has or will pay the following consideration in Common Shares:
(i) $25,000,000 on the effective date; and
(ii) $1,875,000 payable quarterly over the second year and third year terms.
The transaction is considered a share-based transaction as it will be settled in Common Shares. During the year ended December 31, 2021 the Company issued 2,376,425 Common Shares in settlement of the initial $25,000,000. As the Common Shares vested immediately, the full amount of the $25,000,000 has been recognized as an expense in operating expenses.
The Company has accounted for the quarterly payments as a liability-settled share-based payment transaction, measured at the fair value of the Common Shares to be issued. The Company recognized an expense of $5,166,667 during the year ended December 31, 2021, in operating expenses as a sales and marketing expense. As of December 31, 2021, the cash-settled liability is $5,166,667 (December 31, 2020 -$nil).
The arrangement can be terminated by the counterparty in certain circumstances, one of which is any change of control of the Company. In that case, the Company is required to settle the agreement in a lump sum payment that consists of all unpaid amounts. As of December 31, 2021, the amount that the Company would be liable for if the contract is terminated is $15,000,000.
Brand Strategy Agreement
On January 15, 2021, the Brand Strategy Agreement became effective whereby the Company was granted the right and license to use Shawn C. Carter p/k/a
JAY-Z’s
approved name, image and likeness for promoting and advertising for an initial non-cancellable
period of 6 years.

The Company is committed to settling $26,500,000 in either cash or Common Shares at the option of the counterparty over the non-cancellable
period of 6 years as follows:
(i) $2,000,000 within 30 days [of the effective date] (Year 1)
(ii) $3,000,000 - Year 2
(iii) $4,000,000 - Year 3
(iv) $5,000,000 - Year 4
(v) $6,000,000 - Year 5
(vi) $6,500,000 - Year 6
The transaction is accounted for as a cash-settled share-based transaction as it may be settled in either cash or Common Shares at the option of the counterparty. The Company is recognizing the cost associated with the arrangement over the same period it is receiving services, which is 6 years.
During the year ended December 31, 2021, the Company recognized an expense of $4,183,565, related to this arrangement and $2,183,565 accounts payable and accrued liabilities as of December 31, 2021.
The agreement can be terminated by the counterparty in certain circumstances, including a change in control of the Company or an involuntary de-listing.
In these circumstances, the Company will be obligated to pay damages equal to $18,500,000 less the amount already paid under the arrangement. As of December 31, 2021, the amount of damages that the Company would be liable for if the contract is terminated was $16,500,000.

Cash Flow
The table below highlights our cash flows for the periods indicated:

	Year ended
	December 31, 2021	December 31, 2020
Cash provided by (used in)
Operating activities
Net income (loss)	$(587,032,334)	(6,463,606)
Adjustments for items not involving cash
Impairment loss	654,317,300	—
Loss on disposal of assets	2,447,985	—
Gain on debt forgiveness	(3,358,686)	—
Change in fair value of investments at FVTPL	1,250,990	—
Interest expense	5,183,817	—
Provision for bad debt	2,016,191	—
Provision for note receivable	2,660,943	—
Non-cash interest income	(1,149,041)	—
Depreciation and amortization	27,615,762	—
Shares issued for long-term strategic contracts	25,000,000	—
Stock compensation expense, net of withholding taxes	19,663,385	—
Non-cash operating lease expense	4,956,969
Non-cash marketing expense	5,166,666	—
Fair value change of contingent consideration	(229,819,070)	—
Deferred income tax recovery	(5,590,409)	—
Repayment of operating lease liabilities	(5,190,663)	—
Net changes in non-cash working capital items	(46,513,086)	8,813,918

Total operating	(128,373,281)	2,350,312

Financing activities
Proceeds from private placement	51,635,000	—
Redemption of Class A restricted voting shares	(264,318,686)	—
Proceeds from exercise of options	12,972	—
Repayment of consideration payable	(1,034,417)	—
Repayment of finance lease liabilities	(4,385,528)	—
Repurchase of stock	(6,542,196)	—
Repayment of line of credit	(1,000,000)	—

Total financing	(225,632,855)	—

Investing activities
Net cash paid in business combinations for Qualifying Transaction	(28,143,886)	—
Net cash paid in business combinations	(20,612,867)
Advances for note receivable	(5,650,000)	—
Advances for investments at FVTPL	(1,000,0000)	—
Purchases of property and equipment	(9,760,359)	—
Proceeds from notes receivable	374,984	—
Proceeds from sale of net assets	11,068,537

Total investing	(53,723,591)	—
Net change in cash during the year	(407,729,727)	2,350,312
Cash, Restricted cash and restricted cash equivalents
Beginning of year	$582,622,025	580,271,713

End of year	$174,892,298	582,622,025

Cash	165,310,609	—
Restricted cash and restricted cash equivalents	9,581,689	582,622,025

Cash, restricted cash and restricted cash equivalents	$174,892,298	$582,622,025

Operating Activities
Cash used in operating activities before working capital changes in the year ended December 31, 2021 totaled $128,373,281 as compared to cash provided by operating activities before working capital changes of $2,350,312 in the year ended December 31, 2020. The significant increase in cash used in operating activities was due to the closing of the Qualifying Transaction on January 15, 2021 and financing our operating losses as we work to consolidate the California market and achieve critical scale. This represents an average operating cash burn rate before working capital changes of approximately $6,800,000 per month year to date to December 31, 2021 compared to average cash provided by operating activities of $2,350,312 the comparative period when the Company was a special purposes acquisition corporation. Cash used in working capital changes totaled $46,513,086 for the year ended December 31, 2021 compared to cash provided by working capital changes of $8,813,918. The Company as an operating business requires substantially more working capital for items such as inventory than it did as a special purpose acquisition corporation in the comparative period. Of the $46,513,086 cash used in working capital changes for the year ended December 31, 2021, $18,191,114 was for working capital items to support our operations and their growth and $28,321,972 was used to settle accrued underwriting commissions and other transaction costs related to the closing of its Qualifying Transaction.
Financing Activities
Cash used in financing activities totaled $225,632,85
5
in the year ended December 31, 2021, an increase of $225,632,85
5
from the year ended December 31, 2020. The large outflow for the year ended December 31, 2021 is primarily due to the $264,318,686 for redemptions of the Class A Restricted Voting Shares in connection with the Qualifying Transaction. From the proceeds of the Company’s initial public offering of $575,000,000, the Company netted $318,303,338 including $7,622,025 of interest income earned during the period such proceeds were held in escrow prior to the closing of the Qualifying Transaction. Concurrent with closing the Qualifying Transaction, the Company also raised net proceeds of $51,635,000 from a private placement financing of $51,635,000 leaving it with total available cash of $381,438,338 on closing of the Qualifying Transaction.
Investing Activities
Cash used in investing activities in the year ended December 31, 2021 totaled $53,723,591 as compared to $Nil in the year ended December 31, 2020. In the year ended December 31, 2021, the Company invested a total of $48,756,753 in various acquisitions the qualifying transactions, Martian and Kase, Calma and Coastal as described in the 2021 highlights section of this MD&A and $9,760,359 for property plant and equipment to support its operations ($Nil in the comparative period). This was offset by $11,068,537 of proceeds received from asset sales and $374,984 of proceeds of notes receivable.
Commitments and Contingencies
California Operating Licenses
The Company’s primary activity is the cultivation and sale of
Adult-Use
Cannabis pursuant to California law. However, this activity is not in compliance with the United States Controlled Substances Act (the “
CSA
”). The Company’s assets are potentially subject to seizure or confiscation by governmental agencies and the Company could face criminal and civil penalties for noncompliance with the CSA. Management of the Company believes the Company is in compliance with all California and local jurisdiction laws and monitor the regulatory environment on an ongoing basis along with counsel to ensure the continued compliance with all applicable laws and licensing agreements.
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
Adult-Use
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
Social Equity Fund
The Company formed a new social equity fund during the first quarter, with an initial commitment of $10 million and planned annual contributions of at least 2% of the Company’s net income. During the year ended December 31, 2021, the Company invested $1,000,000 in two investments.
CRITICAL ACCOUNTING ESTIMATES
The preparation of consolidated financial statements in conformity with GAAP requires the Company’s management to make judgments, estimates and assumptions about future events that affect the amounts reported in the consolidated financial statements. Although these estimates are based on management’s best knowledge of the amount, event or actions, actual results may differ from those estimates. Estimates and judgments are continuously evaluated and are based on management’s experience and other factors, including expectations of future events that management considers to be reasonable.
Revisions to accounting estimates are recognized in the period in which the estimates are revised and in any future periods affected.
Variable interest entities
The Company assesses all variable interests in entities and uses judgment when determining if the Company is the primary beneficiary. Other qualitative factors that are considered include decision-making responsibilities, the VIE capital structure, risk and rewards sharing, contractual agreements with the VIE, voting rights and the level of involvement of other parties. .
Business combinations
In determining the fair value of net identifiable assets acquired in a business combination, including any acquisition-related contingent consideration, estimates including market based and appraisal values are used. One of the most significant areas of judgment and estimation relates to the determination of the fair value of these assets and liabilities, including the fair value of contingent consideration, if applicable. If any intangible assets are identified, depending on the type of intangible asset and the complexity of determining its fair value, an independent external valuation expert may develop the fair value, using appropriate valuation techniques, which are generally based on a forecast of the total expected future net cash flows. These valuations are linked closely to the assumptions made by management regarding the future performance of the assets concerned and any changes in the discount rate applied. In addition, management applies judgment in determining the amount, if any, that leases acquired in a business combination are off-market
resulting in an adjustment to the
right-of-use
assets. In particular, management’s judgment is used in determining the premium over basic market rents that would be applied by a lessor where the leased premise is being used for cannabis-related businesses. Finally, determining whether amounts should be included as part of consideration requires judgment.
Leases
The Company applies judgment in determining whether a contract contains a lease and whether a lease is classified as an operating lease or a finance lease. The Company determines the lease term as the non-cancellable
term of the lease, which may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. The lease term is used in determining classification between operating lease and finance lease, calculating the lease liability and determining the incremental borrowing rate.

The Company has several lease contracts that include extension and termination options. The Company applies judgment in evaluating whether it is reasonably certain to exercise the option to renew or terminate the lease. That is, it considers all relevant factors that create an economic incentive for it to exercise either the renewal or termination. After the commencement date of the lease, the Company reassesses the lease term if there is a significant event or change in circumstances that is within its control and affects its ability to exercise or not to exercise the option to renew or to terminate (e.g., construction of significant leasehold improvements or significant customization to the leased asset).
The Company also applies judgment in allocating the consideration in a contract between lease and non-lease
components. It considers whether the Company can benefit from the right-of-use
asset either on its own or together with other resources and whether the asset is highly dependent on or highly interrelated with another
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
Stock-based compensation
In determining the fair value of stock-based payments, the Company makes assumptions, such as the expected life of the award, the volatility of the Company’s stock price, the risk-free interest rate, and the rate of forfeitures.
Goodwill
Goodwill is tested for impairment annually and whenever events or changes in circumstances indicate that the carrying amount of goodwill may have been impaired. In order to determine that the value of goodwill may have been impaired, the Company performs a qualitative assessment to determine whether it is more-likely-than-not
that the reporting unit’s fair value is less than its carrying value, indicating the potential for goodwill impairment. A number of factors, including historical results, business plans, forecasts and market data are used to determine the fair value of the reporting unit. Changes in the conditions for these judgments and estimates can significantly affect the assessed value of goodwill.
Long-lived assets
Depreciation and amortization of property and equipment,
right-of-use
assets and intangible assets are dependent upon estimates of useful lives, which are determined through the exercise of judgment. The assessment of any impairment of these assets is dependent upon estimates of recoverable amounts that consider factors such as economic and market conditions and the useful lives of assets. The Company uses judgment in: (i) assessing whether there are impairment triggers affecting long-lived assets, (ii) determining the asset groups and (iii) determining the recoverable amount and if necessary, estimating the fair value.
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
In evaluating the ability to recover deferred tax assets within the jurisdiction from which they arise, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning
strategies and results of operations. In projecting future taxable income, the Company considers historical results and incorporates assumptions about the amount of future state, federal and foreign pretax operating income adjusted for items that do not have tax consequences. The Company’s assumptions regarding future taxable income are consistent with the plans and estimates that are used to manage its underlying businesses. In evaluating the objective evidence that historical results provide, the Company considers three years of cumulative operating income/(loss). The income tax expense, deferred tax assets and liabilities and liabilities for unrecognized tax benefits reflect the Company’s best assessment of estimated current and future taxes to be paid. Deferred tax asset valuation allowances and liabilities for unrecognized tax benefits require significant judgment regarding applicable statutes and their related interpretation, the status of various income tax audits and the Company’s particular facts and circumstances. Although the Company believes that the judgments and estimates discussed herein are reasonable, actual results, including forecasted
COVID-19
business recovery, could differ, and the Company may be exposed to losses or gains that could be material. To the extent the Company prevails in matters for which a liability has been established or is required to pay amounts in excess of the established liability, the effective income tax rate in a given financial statement period could be materially affected.
Principal versus agent
The Company enters into certain transactions with suppliers whereby the Company obtains title immediately before selling the product to customers. The Company has applied judgment in assessing whether the Company is acting as an agent or a principal in the transaction with the customer.
In management’s judgment, the Company is acting as the principal in these transactions. In applying its judgment, management has considered that the Company takes control (and title) to the product prior to sale to the end customer. In assessing the indicators that are laid out in ASC 606
,
management has considered the following:

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
SHARE CAPITAL AND CAPITAL MANAGEMENT
As of December 31, 2021, the Company had 97,065,092 Common Shares and 35,837,500 Warrants issued and outstanding. The Warrants are exercisable at an exercise price of $11.50 and will expire on January 15, 2026. The Company may accelerate the expiry date of the outstanding Warrants (excluding the Warrants held by the Subversive Capital Sponsor LLC in certain circumstances) by providing 30 days’ notice, if and only if, the closing price of the Common Shares equals or exceeds $18.00 per Common Share (as adjusted for stock splits or combinations, stock dividends, extraordinary dividends, reorganizations and recapitalizations) for any 20 trading days within a
30-trading
day period.
The Company has an equity incentive plan (the “Equity Incentive Plan”) that permits the grant of stock options, restricted share units (“RSUs”), deferred share units, performance share units and stock appreciation rights to non-employee
directors and any employee, officer, consultant, independent contractor or advisor providing services to the Company or any affiliate. As of December 31, 2021, a total of 3,310,520 restricted share units were granted and outstanding under the Equity Incentive Plan.
Prior to closing of the Qualifying Transaction, Caliva maintained the CMG Partners, Inc. 2019 Stock Option and Grant Plan (the “
Caliva EIP
”), which permitted awards of common stock in Caliva. In connection with the Qualifying Transaction, Caliva and the Company agreed that the Company would maintain the Caliva EIP and that outstanding awards thereunder will entitle the holder to receive Common Shares. At December 31, 2021, there were 738,853 options to purchase up to 738,853 Common Shares under the Caliva EIP outstanding with a weighted average exercise price of $7.34 per share. No further awards will be granted under the Caliva EIP.
Prior to closing of the Qualifying Transaction, LCV maintained the Amended and Restated 2018 Equity Incentive Plan (the “
LCV Equity Plan
”) which authorized LCV to grant to its employees, directors and consultants stock options and other equity-based awards. In connection with the Qualifying Transaction, LCV and the Company agreed that the Company would maintain the LCV Equity Plan and that outstanding awards thereunder will entitle the holder to receive Common Shares. At December 31, 2021, there were 16,815 options to purchase up to 16,815 Common Shares under the LCV Equity Plan outstanding at a weighted average exercise price of $25.98 per share. No further awards will be granted under the LCV Equity Plan.

The Company manages its capital with the following objectives:

•	To ensure sufficient financial flexibility to achieve the ongoing business objectives including of future growth opportunities, and pursuit of accretive acquisitions; and

•	To maximize shareholder return through enhancing the share value.
The Company considers its capital to be total equity. The Company manages capital through its financial and operational forecasting processes. The Company reviews its working capital and forecasts its future cash flows based on operating expenditures, and other investing and financing activities. Selected information is provided to the Board of Directors of the Company. The Company’s capital management objectives, policies and processes have remained unchanged during the year ended December 31, 2021 and year ended December 31, 2020. The Company is not subject to any external capital requirements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
The financial statements required by this item and the reports of the independent accountants thereon required by Item 15(a)(2) appear on pages F-2
to F-52. See accompanying Index to the Consolidated Financial Statements on
page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on an evaluation as of December 31, 2021, our management, including the Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were not effective to provide reasonable assurance because of a material weakness in our internal control over financial reporting described below.
While we and our independent registered public accounting firm did not and were not required to perform an audit of our internal control over financial reporting, in connection with the audit of our 2021 consolidated financial statements, we and our independent registered public accounting firm identified control deficiencies in the design and operation of our internal control over financial reporting that constituted a material weakness.
Material Weakness
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected in a timely manner.
We did not design or maintain an effective control environment commensurate with financial reporting requirements. Specifically, we lack a sufficient number of adequately skilled professionals to appropriately analyze, record and disclose accounting matters timely and accurately while maintaining appropriate segregation of duties.
The above material weakness did not result in a material misstatement of our previously issued financial statements, however, it could result in a misstatement of our account balances or disclosures that would result in a material misstatement of our annual or interim financial statements that would not be prevented or detected. See Risk Factors -
We identified a material weakness in our internal control over our financial reporting process. If we are unable to remediate this material weakness, we may not be able to accurately or timely report our financial condition or results of operations
.
Remediation Activities
We are working to remediate the material weakness and are taking steps to strengthen our internal control over financial reporting through the continued hiring of additional appropriately skilled finance and accounting personnel with the requisite technical knowledge and skills. With the additional skilled personnel, we are taking appropriate and reasonable steps to remediate this material weakness through the implementation of appropriate segregation of duties, formalization of accounting policies and controls and retention of appropriate expertise for complex accounting transactions. We will not be able to fully remediate these control deficiencies until these steps have been completed and have been operating effectively for a sufficient period of time.
Management will continue to review and make necessary changes to the overall design of our internal control environment, as well as policies and procedures to improve the overall effectiveness of internal control over financial reporting. The material weakness will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
No Management’s Report or Auditor Attestation Regarding Internal Control Over Financial Reporting
This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.
Inherent Limitations on the Effectiveness Over Financial Reporting
The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurances. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but there can be no assurance that such improvements will be sufficient to provide us with effective internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.
On March 25, 2022, TPCO Holding Corp. (the “Company”) received notice from Carol Bartz and Jeffry Allen that they will not stand for re-election at the Company’s 2022 annual general meeting of stockholders, which is expected to take place in June 2022 (the “AGM”). Neither Ms. Bartz’s nor Mr. Allen’s decision not to stand for re-election was the result of any dispute or disagreement with the Company on any matter relating to the operations, policies or practices of the Company, and both will remain directors of the Company until the AGM.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2021.
ITEM 11. EXECUTIVE COMPENSATION.
The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2021.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2021.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2021.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2021.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) (1)	Financial Statements

See the accompanying Index to Consolidated Financial Statement Schedule on page F-1.

(a) (2)	Financial Statement Schedules

See the accompanying Index to Consolidated Financial Statement Schedule on page F-1.

(a) (3)	Exhibits

		Incorporated by Reference From
Exhibit No.	Title of Document	Form	Date Filed	Exhibit Number	Filed Herewith
2.1*	Definitive Transaction Agreement, dated November 24, 2020 by and among Subversive Capital Acquisition Corp., Caliva, TPCO CMG Merger Sub, Inc. and GRHP Management, LLC, as shareholders’ representative for Caliva’s shareholders	10-12G	9/30/2021	2.1
2.2*	Definitive Agreement, dated November 24, 2020 by and among Subversive Capital Acquisition Corp., Left Coast Ventures, Inc., TPCO LCV Merger Sub Inc. and Shareholder Representative Services LLC, as shareholders’ representative for LCV’s shareholders	10-12G	9/30/2021	2.2
2.3*	Agreement and Plan of Merger dated November 24, 2020 by and among Left Coast Ventures, Inc., LCV Holdings 710, LLC, SISU Extraction, LLC and John Figueiredo	10-12G	9/30/2021	2.3
2.4*	Acquisition Agreement, dated November 24, 2020 among Subversive Capital Acquisition Corp., Caliva, OG Enterprises, SC Branding, LLC and SC Vessel 1, LLC	10-12G	9/30/2021	2.4
2.5*†	Unit Purchase Agreement, dated as of October 1, 2021, by and among Coast L Acquisition Corp., TPCO Holding Corp., the Members of Coastal Holding Company, LLC. Identified on the Signature Pages Thereto, Julian Michalowski, as Equityholders’ Representative and Coastal Holding Company, LLC.	10-12G/A	10/27/2021	2.5
3.1	Notice of Articles of Subversive Capital Acquisition Corp., dated July 15, 2019	10-12G	9/30/2021	3.1
3.2	Articles of Subversive Capital Acquisition Corp., dated July 15, 2019	10-12G/A	10/01/2021	3.2
3.3	Certificate of Change of Name, dated January 15, 2021 by Subversive Capital Acquisition Corp.	10-12G	9/30/2021	3.3
4.1	Specimen Common Share Certificate	10-12G	9/30/2021	4.1
4.2	Warrant Agency Agreement between the Company and Odyssey Trust Company dated July 16, 2019	10-12G	9/30/2021	4.2
4.3	Description of Securities				X
10.1	Nomination Rights Agreement, dated January 15 2021 between Subversive Capital Acquisition Corp. and Subversive Capital Sponsor LLC and GRHP Management, LLC, as Caliva shareholders’ representative	10-12G	9/30/2021	10.1
10.2	Sponsor Lockup and Forfeiture Agreement, dated January 15 2021 among Subversive Capital Acquisition Corp., Caliva, Left Coast Ventures, Inc., Subversive Capital Sponsor, LLC, and certain Founders	10-12G	9/30/2021	10.2

10.3+	Employment Letter Agreement, dated December 15, 2020 between TPCO Holding Corp. and Steve Allan	10-12G	9/30/2021	10.3
10.4+	Employment Letter Agreement, dated February 18, 2021, between TPCO Holding Corp. and Mike Batesole	10-12G	9/30/2021	10.4
10.5+	First Amendment to Employment Letter Agreement, dated March 30, 2021, between TPCO Holding Corp. and Mike Batesole	10-12G	9/30/2021	10.5
10.6+	Second Amendment to Employment Letter Agreement, dated May 20, 2021 between TPCO Holding Corp. and Mike Batesole	10-12G	9/30/2021	10.6
10.7+	Employment Letter Agreement, dated December 15, 2020, between Subversive Capital Acquisition Corp. and Dennis O’Malley	10-12G	9/30/2021	10.7
10.8	Registration Rights Agreement, dated January 15, 2021 by and among the Subversive Capital Acquisition Corp., Subversive Capital Sponsor LLC and the persons named therein	10-12G	9/30/2021	10.8
10.9+	TPCO Holding Corp. Equity Incentive Plan, dated January 19, 2021	10-12G	9/30/2021	10.9
10.10+	TPCO Holding Corp. Form of Award Agreements under Equity Incentive Plan	10-12G/A	10/01/2021	10.10
10.11+	Employment Letter Agreement, dated August 10, 2021 between TPCO Holding Corp. and Troy Datcher	10-12G/A	10/01/2021	10.11
10.12	Form of Indemnification Agreement with directors and executive officers	10-12G/A	10/01/2021	10.13
10.13††	Binding Heads of Terms, dated November 24, 2020, by and between Subversive Capital Acquisition Corp. and Roc Nation LLC	10-12G/A	12/09/2021	10.14
10.14††	Brand Strategy Agreement, dated as of November 24, 2020, by and between SC Branding, LLC and Subversive Capital Acquisition Corp.	10-12G/A	12/09/2021	10.15
10.15+	Separation Agreement, effective as of February 4, 2022, by and between TPCO Holding Corp. and Dennis O’Malley	8-K	2/7/2022	10.1
21.1	List of Subsidiaries of TPCO Holding Corp.	—	—	—	X
23.1	Consent of MNP LLP, Independent Registered Public Accounting Firm	—	—	—	X
24.1	Power of Attorney (included on signature page hereto)	—	—	—	X
31.1	Section 302 Certification of Principal Executive Officer	—	—	—	X
31.2	Section 302 Certification of Principal Financial Officer	—	—	—	X
32.1	Section 1350 Certification of Principal Executive Officer	—	—	—	X
32.2	Section 1350 Certification of Principal Financial Officer	—	—	—	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

*
Schedules and exhibits to this Exhibit omitted pursuant to Item 601(b)(2) of Regulation
S-K.
The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

†	Certain portions of this Exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K.

††	Certain portions of this Exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K.

+	Management contract or compensatory plan or arrangement.
ITEM 16. FORM
10-K
SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TPCO Holding Corp.

Date: March 31, 2022	By:	/s/ Troy Datcher
Troy Datcher
Chief Executive Officer
Power of Attorney
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Troy Datcher and Mike Batesole, and each of them, as his or her attorneys-in-fact,
each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form
10-K,
and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact,
or his substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Troy Datcher	Chief Executive Officer	March 31, 2022
Troy Datcher	( Principal Executive Officer )

/s/ Mike Batesole	Chief Financial Officer	March 31, 2022
Mike Batesole	( Principal Financial and Accounting Officer )

/s/ Michael Auerbach	Chairman	March 31, 2022
Michael Auerbach

/s/ Jeffry Allen	Director	March 31, 2022
Jeffry Allen

/s/ Carol Bartz	Director	March 31, 2022
Carol Bartz

/s/ Al Foreman	Director	March 31, 2022
Al Foreman

/s/ Leland Hensch	Director	March 31, 2022
Leland Hensch

/s/ Daniel Neukomm	Director	March 31, 2022
Daniel Neukomm

/s/ Desiree Perez	Director	March 31, 2022
Desiree Perez

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of TPCO Holding Corp.
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of TPCO Holding Corp. (the “Company”) as of December 31, 2021 and 2020 and the related consolidated statements of operations and comprehensive loss, shareholders’ (deficit) equity, and cash flows for each of the years in the two-year
period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”).
In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2021 and 2020, and the results of its consolidated operations and its consolidated cash flows for each of the years in the two-year
period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ MNP LLP

Toronto, Canada	Chartered Professional Accountants
March 31, 2022	Licensed Public Accountants
We have served as the Company’s auditor since 2020

TPCO Holding Corp.
Consolidated balance sheets
(in United States dollars)

As at	Note	December 31, 2021	December 31, 2020
Assets
Current
Cash		$165,310,609	$—
Restricted cash and restricted cash equivalents	4(c)	9,581,689	582,622,025
Accounts receivable, net	32	4,705,563	—
Income tax receivable		1,322,340	—
Inventory	6	27,239,651	—
Prepaid expenses	5	5,895,888	—
Notes and other receivables, net	7	4,732,617	24,977,765
Indemnification assets		6,044,155	—

Total current asset s		224,832,512	607,599,790

Investments at fair value through profit and loss	8	1,908,524	—
Investment in non-marketable securities	14	591,545	—
Security deposits		1,119,754	—
Prepaid expenses and other assets		756,968	81,333
Property and equipment	9	23,047,265	—
Right-of-use assets – operating	13	28,364,286	—
Right-of-use assets – finance	13	24,639,605	—
Goodwill and intangibles	10	266,194,530	—

Total assets		$571,454,989	$607,681,123

Liabilities
Current
Accounts payable and accrued liabilities	12	$41,625,317	$28,321,972
Consideration payable – current portion		7,496,240	—
Operating lease liability – current portion	13	3,441,710	—
Finance lease liability – current portion	13	13,712	—
Cash settled share-based payments	19	5,166,666	—
Contingent consideration	32	943,131	—

Total current liabilities		58,686,776	28,321,972

Operating lease liabilities	13	27,786,545	—
Finance lease liabilities	13	36,774,714	—
Consideration payable	34	1,827,515
Deferred tax liabilities	24	43,847,866	—

Total liabilities		168,923,416	28,321,972

Mezzanine equity
Class A Restricted Voting S hare s , no par value; unlimited Class A restricted voting s hare authorized, 57,500,000 issued and outstanding at December 31, 2020	18	—	582,622,025
Subscription receipts	18	—	25,087,000
Redeemable non-controlling interest	18	41,456,387	—

Total mezzanine equity		41,456,387	607,709,025

S hare holders’ (deficit) equity
Class B s hare s , no par value; unlimited Class B shares authorized, nil issued and outstanding at December 31, 2021 and 15,218,750 December 31, 2020	20	—	—
Common s hare s , no par value, unlimited Common shares authorized, 97,065,092 issued and outstanding at December 31, 2021 and nil at December 31, 2020	20	—	—
Additional paid in capital		954,102,859	(21,886,268)
Accumulated (deficit)		(593,027,673)	(6,463,606)

Total shareholders’ (deficit) equity		361,075,186	(28,349,874)

Total liabilities, mezzanine equity and shareholders’ (deficit) equity		$571,454,989	$607,681,123

Commitments and contingencies (Note 31)
Subsequent events (Note 3
6
)
See accompanying notes to the consolidated financial statements

TPCO Holding Corp.
Consolidated statements of operations and comprehensive loss
(in United States dollars)

	Note	December 31, 2021	December 31, 2020
Sales, net of discounts	4(m)	$173,414,881	$—
Cost of sales		153,182,191	—

Gross profit		20,232,690	—

Impairment loss	16	654,317,300	—
Operating expenses	25	184,433,403	8,813,918

Loss from operations		(818,518,013)	(8,813,918)
Other income (expense)
Interest income		1,244,606	2,350,312
Interest expense	27	(5,183,817)	—
Gain on debt forgiveness	15	3,358,686	—
Loss on disposal of assets	26	(2,447,985)	—
Change in fair value of investments at fair value through profit or loss	8	(1,250,990)	—
Change in fair value of contingent consideration	32	229,819,070	—
Other income		3,573,557	—

		229,113,127	2,350,312

Loss before income taxes		(589,404,886)	(6,463,606)
Income tax recovery	24	2,372,552	—

Loss and comprehensive loss		$(587,032,334)	$(6,463,606)

Loss and comprehensive loss attributable to shareholders of the company		$(587,060,124)	$—
Loss and comprehensive loss attributable to redeemable non-controlling interest		$27,790	$(6,463,606)
Loss and comprehensive loss		$(587,032,334)	$(6,463,606)
Loss per share
Basic and diluted	23	$(6.18)	$(1.90)
Weighted average number of common shares
Basic and diluted	23	95,006,080	15,218,750
See accompanying notes to the consolidated financial statements

TPCO Holding Corp.
Consolidated statements of changes in shareholders’ (deficit) equity
(in United States dollars)

		Number of
	Note	Common Shares	Warrants	Class B Shares	Common Shares to be Issued	Additional Paid in Capital	Accumulated Deficit	Total
Balance, December 31, 2019		—	35,837,500	15,218,750	—	$589,044	$—	$589,044
Net loss		—	—	—	—	—	(6,463,606)	(6,463,606)
Adjustment to mezzanine equity	18	—	—	—	—	(22,475,312)	—	(22,475,312)

Balance December 31, 2020		—	35,837,500	15,218,750	—	(21,886,268)	(6,463,606)	(28,349,874)
Conversion to Class B s hares	20	14,655,547	—	(14,655,547)	—	—	—	—
Founders’ s hares forfeited	20	—	—	(563,203)	—	(496,057)	496,057	—
S hares issued in a private placement	20	6,313,500	—	—	—	63,135,000	—	63,135,000
Conversion of Class A restricted voting shares	20	31,407,336	—	—	—	318,303,338	—	318,303,338
S hares issued for long-term strategic contracts	19, 20	2,376,425	—	—	—	25,000,000	—	25,000,000
S hares issued in the Qualifying Transaction	20	42,891,175	—	—	272,104	546,447,112	—	546,447,112
S hares issued to extinguish liabilities in the Qualifying Transaction	20	336,856	—	—	—	4,264,597	—	4,264,597
S hares to be issued to settle contingent consideration	32	24,584	—	—	309,284	1,957,045	—	1,957,045
Contingent s hares to be issued in the Qualifying Transaction	3	—	—	—	187,380	2,372,231	—	2,372,231
Contingent s hares issued in the Qualifying Transaction	20	25,000	—	—	(25,000)	—	—	—
Replacement options issued in a business acquisition	3	—	—	—	—	3,489,501	—	3,489,501
S hares issued to acquire Calm a	20	458,898	—	—	—	1,468,474	—	1,468,474
S hares repurchased under share repurchase agreements	17, 20	(1,725,000)	—	—	—	(7,055,250)	—	(7,055,250)
S hares repurchased under NCIB	20	(157,600)	—	—	—	(603,165)	—	(603,165)
S hares issued for options exercised	22	3,313	—	—	—	12,972	—	12,972
S hares issued for RSUs vested	20, 22	455,058	—	—	—	—	—	—
Tax settlements associated with RSUs	22	—	—	—	—	(1,080,071)	—	(1,080,071)
Modification of RSUs	22	—	—	—	—	3,451,365	—	3,451,365
S hares -based compensation	22	—	—	—	—	15,322,035	—	15,322,035
Net loss attributable to shareholders of the Company		—	—	—	—	—	(587,060,124)	(587,060,124)

Balance December 31, 2021		97,065,092	35,837,500	—	743,768	$954,102,859	$(593,027,673)	$361,075,186

See accompanying notes to the consolidated financial statements

TPCO Holding Corp.
Consolidated statements of cash flows
(in United States dollars)

	Note	December 31, 2021	December 31, 2020
Cash provided by (used in)
Operating activities
Net loss		$(587,032,334)	$(6,463,606)
Adjustments for items not involving cash
Impairment loss	16	654,317,300	—
Non-cash interest income		(1,149,041)	—
Interest expense	27	5,183,817	—
Provision for bad debts	32	2,016,191	—
Provision for note receivable	7	2,660,943	—
Loss on disposal of assets	26	2,447,985	—
Gain on debt forgiveness	15	(3,358,686)	—
Fair value change of investments at fair value through profit or loss	8	1,250,990	—
Non-cash operating lease expense	13	4,956,969	—
Depreciation and amortization	25	27,615,762	—
S hare issued for long-term strategic contracts	19	25,000,000	—
S hare -based compensation expense, net of withholding tax settlement		19,663,385	—
Non-cash marketing expense	19	5,166,666	—
Fair value change of contingent consideration	32	(229,819,070)	—
Deferred income tax recovery	24	(5,590,409)	—
Repayment of operating lease liabilities		(5,190,663)
Net changes in non-cash working capital items	28	(46,513,086)	8,813,918

Total operating activities		(128,373,281)	2,350,312

Financing activities
Proceeds from private placement	18, 20	51,635,000	—
Redemption of Class A restricted voting s hares		(264,318,686)	—
Proceeds from exercise of options	22	12,972	—
Repayment of consideration payable		(1,034,417)	—
Repayment of finance lease liabilities		(4,385,528)	—
Repurchase of s hares	17, 20	(6,542,196)	—
Repayment of line of credit		(1,000,000)	—

Total financing activities		(225,632,855)	—

Investing activities
Net cash paid in the Qualifying Transaction	3	(28,143,886)	—
Net cash paid in business combinations	11	(20,612,867)	—
Purchases of property and equipment	9	(9,760,359)	—
Advances for note receivable	7	(5,650,000)	—
Advances for investments at fair value through profit or loss	8	(1,000,000)	—
Proceeds from notes receivable	7	374,984	—
Proceeds from sale of net assets	26	11,068,537	—

Total investing activities		(53,723,591)	—

Net change in cash during the period		(407,729,727)	2,350,312
Cash, restricted cash and rest r icted cash equivalents Beginning of period		$582,622,025	$580,271,713

End of period		$174,892,298	$582,622,025

Cash		165,310,609	—
Restricted cash and restricted cash equivalents		9,581,689	582,622,025

Cash, restricted cash and restricted cash equivalents		$174,892,298	$582,622,025

Supplemental cash-flow information (Note 28)
See accompanying notes to the consolidated financial statements

TPCO Holding Corp.
Notes to the consolidated financial statements
(in United States dollars)
For years ended December 31, 2021 and 2020
1. Nature of operations
TPCO Holding Corp. (formerly known as Subversive Capital Acquisition Corp.) (“TPCO” or the “Company”) was a special purpose acquisition corporation incorporated on June
17, 2019
under the laws of the Province of British Columbia for the purpose of effecting, directly or indirectly, an acquisition of one or more businesses or assets, by way of merger, amalgamation, arrangement, share exchange, asset acquisition, share purchase, reorganization, or any other similar business combinations involving the Company (a “Qualifying Transaction”). As more fully described in the notes to these consolidated financial statements, the Company completed the Qualifying Transaction on January 15, 2021 and at which time the Company changed its name to TPCO Holding Corp.
The Company’s registered office is located at 595 Burrard Street, Suite 2600, P.O. Box 49314, Vancouver, BC, V7X 1L3, Canada, and the Company’s head office is located at 1550 Leigh Avenue, San Jose, California, 95125, United States of America. Commencing on the date of the Qualifying Transaction, the Company became integrated as a cultivator, retailer, manufacturer and distributor of adult use cannabis products through the sale to retail and wholesale customers under the “Medical Marijuana Programs Act” and the proposition 64 “The Adult Use of Marijuana Act”.
The common shares of the Company are listed on the Aequitas NEO Exchange (“NEO”) and Over the Counter QX Market (“OTCQX”) under the trading symbols “GRAM.U” and “GRAMF”, respectively. The warrants of the Company are listed on the NEO under the trading symbol “GRAM.WT.U”.
The Company filed a Form 10/A that was effective on October 8, 2021 and as a result is a U.S. Securities and Exchange Commission (“SEC”) registrant.
2. Basis of presentation
These consolidated financial statements reflect the accounts of the Company and were prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and pursuant to the rules and regulations of the SEC for financial information.
These consolidated financial statements have been prepared on a going concern basis, which assumes that the Company will continue in operation for the foreseeable future and, accordingly, will be able to realize its assets and discharge its liabilities in the normal course of operations as they come due.
These consolidated financial statements are presented in U.S. dollars, which is also the Company’s and its subsidiaries’ functional currency.

i)	Basis of consolidation
These consolidated financial statements include the accounts of the Company and all subsidiaries. Subsidiaries are entities in which the Company has a controlling voting interest or is the primary beneficiary of a variable interest entity. Subsidiaries are fully consolidated from the date control is transferred to the Company and are de-consolidated
from the date control ceases. All intercompany accounts and transactions have been eliminated on consolidation. The consolidated financial statements include all the assets, liabilities, revenues, expenses and cash flows of the Company and its subsidiaries after eliminating intercompany balances and transactions.

ii)	Variable interest entities (“VIEs”)
A VIE is an entity that does not have sufficient equity at risk to finance its activities without additional subordinated financial support or is structured such that equity investors lack the ability to control the entity’s activities or do not substantially participate in the gains and losses of the entity. Upon inception of a contractual agreement, and thereafter, if a reconsideration event occurs, the Company performs an assessment to determine whether the arrangement contains a variable interest in an entity and whether that entity is a VIE. The primary beneficiary of a VIE is the party that has both the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. Where the Company concludes that it is the primary beneficiary of a VIE, the Company consolidates the accounts of that VIE.

TPCO Holding Corp.
Notes to the consolidated financial statements
(in United States dollars)
For years ended December 31, 2021 and 2020

2. Basis of presentation
(continued)

These consolidated financial statements include the accounts of the Company and the following entities which are subsidiaries of the Company:

Subsidiaries	Jurisdiction of incorporation	Ownership interest December 31, 2021	Ownership interest December 31, 2020
TPCO US Holding LLC	Delaware	100%	100%
Social Equity Ventures LLC	California	100%	—
CMG Partners, Inc.	Delaware	100%	—
well. By Caliva LLC	California	100%	—
well. By Caliva Centers	California	100%	—
well. By Caliva e-commerce, LLC	California	100%	—
Live Zola, LLC	California	100%	—
NC3 Systems, Inc.	California	100%	—
NC4 Systems, Inc.	California	100%	—
NC5 Systems, Inc.	California	100%	—
NC6 Systems, Inc.	California	100%	—
Caliva CADECC1, LLC	California	100%	—
Caliva CARERC1, LLC	California	100%	—
Caliva CAMISJ2, Inc.	California	100%	—
OG California Branding, Inc.	California	100%	—
Caliva CAREDELA1, LLC	California	42%	—
G & C Staffing, LLC	California	100%	—
Fresh Options, LLC	California	100%	—
Alpha Staffing, LLC	California	100%	—
Caliva CAREWH1, LLC	California	100%	—
Caliva CARECE1, LLC	California	100%	—
Caliva CADESA1, LLC	California	100%	—
Caliva CADEEM1, LLC	California	100%	—
Caliva CAREST1, LLC	California	100%	—
Caliva MSA, LLC	California	100%	—
Coast L Acquisition Corp	California	100%	—
Martian Delivery, LLC	California	100%	—
Kase’s Journey, Inc.	California	100%	—
Calma WeHo LLC	California	85%	—
Coastal Holding Company, LLC 1	California	0%	—
Coastal Dispensary, LLC 1	California	0%	—
Coastal Delivery Service, LLC 1	California	0%	—
Coastal Retail Lompoc, LLC 1	California	0%	—
Southern California Collective, Inc. 1	California	0%	—
Releaf Alternative Inc. 1	California	0%	—
Coastal Retail Concord, LLC 1	California	0%	—
Coastal Delivery SLO, LLC 1	California	0%	—
Varda Inc. 1	California	9.5%	—
Left Coast Ventures, Inc.	Delaware	100%	—
Sturdivant Ventures, LLC	California	100%	—
LCV Holdings, HMB, LLC	California	100%	—
Rever Holdings, LLC	California	100%	—
Eko Holdings, LLC	California	100%	—
Lief Holdings, LLC	California	100%	—
LCV Holdings SISU 710, LLC	California	100%	—
SISU Extraction, LLC	California	100%	—
Fluid South, Inc.	California	100%	—
Capitol Cocoa, Inc.	California	100%	—

1	The Company has determined that it is the primary beneficiary of these variable interest entities. Refer to Notes 11 and 34 for further details.

TPCO Holding Corp.
Notes to the consolidated financial statements
(in United States dollars)
For years ended December 31, 2021 and 2020

2. Basis of presentation
(continued)

iii)	Use of estimates
The preparation of these consolidated financial statements and accompanying notes in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ from those estimates.

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
3. Qualifying Transaction
Qualifying Transaction (“QT”)
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
(“ASC 805”).
Total acquisition-related transaction costs incurred by the Company in connection with the acquisitions was approximately $493,584 (December 31, 2020 - $6,316,683).

TPCO Holding Corp.
Notes to the consolidated financial statements
(in United States dollars)
For years ended December 31, 2021 and 2020

3. Qualifying Transaction
(continued)

In the year ended December 31, 2021, the Company finalized the purchase price allocation to the individual assets acquired and liabilities assumed using the acquisition method. The fair values of the assets to be acquired and the liabilities to be assumed by the Company in connection with the acquisitions are as follows:

	Caliva/OGE	LCV	SISU	Total
Total consideration transferred (i)	$619,766,731	$120,651,941	$92,188,146	$832,606,818

Assets acquired
Cash, restricted cash and restricted cash equivalents	11,164,957	3,022,262	976,906	15,164,125
Accounts receivable	2,006,699	1,090,811	1,022,532	4,120,042
Inventory	11,910,959	6,258,063	5,580,258	23,749,280
Prepaid expenses	3,589,808	215,938	82,701	3,888,447
Indemnification assets	2,199,029	2,000,000	—	4,199,029
Property and equipment	7,785,157	3,305,145	1,163,902	12,254,204
Intangible assets	187,600,000	20,740,000	46,200,000	254,540,000
Right-of-use assets – operating	12,115,573	4,461,809	880,863	17,458,245
Right-of-use assets – finance	26,176,837	—	—	26,176,837
Investment in associate	—	6,500,000	—	6,500,000
Investment in non-marketable securities	591,545	—	—	591,545
Security deposits and other	869,238	137,051	34,175	1,040,464

Total assets acquired	266,009,802	47,731,079	55,941,337	369,682,218

Liabilities assumed
Accounts payable and accrued liabilities	26,130,222	14,817,802	8,242,144	49,190,168
Consideration payable	2,458,844	2,972,782	—	5,431,626
Loans payable	3,060,250	298,436	—	3,358,686
Line of credit	—	—	1,000,000	1,000,000
Deferred tax liability	35,483,327	4,199,766	—	39,683,093
Lease liabilities	49,746,261	4,461,809	1,183,451	55,391,521

Total liabilities assumed	116,878,904	26,750,595	10,425,595	154,055,094

Goodwill	$470,635,833	$99,671,457	$46,672,404	$616,979,694

(i)	Total consideration transferred is comprised of the following:

	Caliva/OGE	LCV	SISU	Total
Upfront consideration
Cash	$465,140	$177,970	$11,089,535	$11,732,645
Liabilities settled in cash as part of the Qualifying Transaction	12,614,773	15,400,000	3,560,593	31,575,366
Liabilities settled in shares as part of the Qualifying Transaction	—	—	4,264,597	4,264,597
Common s hares	408,178,567	57,529,825	63,581,153	529,289,545
Common s hares to be issued	1,567,549	5,897,750	9,692,268	17,157,567
Consideration payable	1,000	5,120	—	6,120
Contingent consideration (liability) – Trading price consideration	191,077,970	41,641,276	—	232,719,246
Contingent consideration (liability) – Other	—	—	—	—
Contingent consideration (equity)	2,372,231	—	—	2,372,231
Replacement options	3,489,501	—	—	3,489,501

Total consideration transferred	$619,766,731	$120,651,941	$92,188,146	$832,606,818

TPCO Holding Corp.
Notes to the consolidated financial statements
(in United States dollars)
For years ended December 31, 2021 and 2020

3. Qualifying Transaction
(continued)

Each of the acquisitions is subject to specific terms relating to satisfaction of the purchase price by the Company and incorporates payments in cash and common shares as well as certain contingent consideration. Contingent consideration has been classified as either a financial liability or equity consistent with the principles in ASC 480
Distinguishing Liabilities from Equity
.
The table above summarizes the fair value of the consideration given and the fair values assigned to the assets acquired and liabilities assumed for each acquisition. Goodwill arose in these acquisitions because the cost of acquisition included a control premium. In addition, the consideration paid for the combination reflected the benefit of expected revenue growth and future market development. These benefits were not recognized separately from goodwill because they do not meet the recognition criteria for identifiable intangible assets.
The total consideration transferred for the acquisitions is summarized below:
Acquisition of Caliva and OGE
The acquisition of Caliva, including 50% interest in OGE, closed on January 15, 2021, and the acquisition of th
e additional
50
% interest in OGE closed on January 19, 2021. However, the closing of the additional
50
% interest in OGE was automatic and contingent on the closing of Caliva. As a result, the Company gained control of both Caliva and OGE on January 15, 2021.
The acquisitions of Caliva and OGE are being accounted for as one transaction as the contracts were negotiated at the same time and in contemplation of one another in order to achieve the overall objective of obtaining control of both companies. The Company acquired all of the issued and outstanding equity interests of Caliva and OGE from the existing shareholders for up to 32,365,412
common share of the Company, of which
 117,756
were common share to be issued as at December 31, 2021,

a
nd $466,140
of cash, with certain shareholders receiving cash
at $10.00
per share in lieu of common shares for regulatory purposes. In addition, the consideration transferred includes contingent consideration and replacement share options, as outlined below. The share consideration was valued based on the share price on the date of acquisition, January 15, 2021. As at December 31, 2021, the Company is still in the process of settling the above issuance of common shares and cash.
The Company also issued the following contingent consideration:

a)
Trading price consideration
– The
Caliva and OGE shareholders received a contingent right for up to
 18,356,299 additional common
shares
(the “pool of common
shares
”) in the event the
20-day
volume weighted average trading price (“VWAP”) of the common shares
reaches $13.00, $17.00 and $21.00
within three years of closing, with one-third issuable upon the achievement of each price threshold, respectively. The pool of common shares is to be shared with Caliva option holders who were employees of Caliva at the time of the transaction (“Caliva employee option holders”). In order to receive their share of the contingent consideration, Caliva employee option holders must be employed by the Company at the time the contingent consideration is paid out. The portion of the pool of common shares that may be paid to Caliva employee option holders is being accounted for as employee share-based compensation and is being expensed over the estimated vesting period. The portion of the pool of common shares that may be paid to former Caliva and OGE shareholders is being accounted for as contingent consideration in the amount of
$191,077,970 and is included in the consideration transferred above. Refer to Note 32 for further details.

b)
Earn-out
shares
– The Caliva
share
holders received a contingent right for up to 3,929,327 additional common shares
if the aggregate consolidated cash of the Company at closing, net of short-term indebtedness, was less than $225,000,000. As the consolidated cash at the time of closing was above this amount, no additional common shares
will be issued, and no value has been attributed to this in the transaction.

c)
Other
– The Company held back 304,000 common
shares
related to U.S. Paycheck Protection Program (“PPP”) loans. The fair value associated with the contingent consideration at the transaction date was nil. Refer to Note 32 for further details.

d)
187,380
shares
of TPCO have been placed into escrow and will be issued when subsidiaries of Caliva receive their licenses. This is presented as contingent shares
to be issued in equity. If the licenses are not obtained, the shares
will be issued to Caliva former
share
holders, and therefore have been included as part of consideration. Refer to Note 20 for further details.

TPCO Holding Corp.
Notes to the consolidated financial statements
(in United States dollars)
For years ended December 31, 2021 and 2020

3. Qualifying Transaction
(continued)

The Company issued replacement
share
options to Caliva employee option holders as discussed in Note 22. The Company recognized $3,489,501 in consideration. This represents the fair value of the awards as at January 15, 2021 that relates to past service of those employees.
Lastly, as part of the Qualifying Transaction, certain liabilities of Caliva were settled by the Company on behalf of Caliva. As a result, they have been included in consideration transferred and excluded from net assets acquired.
The goodwill acquired is associated with Caliva and OGE’s workforce and expected future growth potential and is not expected to be deductible for tax purposes.
Acquisition of LCV
The Company acquired all of the issued and outstanding equity interests of LCV from the existing shareholders of LCV for up to 5,010,077
common shares of the Company, of whic
h 154,348
were common shares to be issued as at December 31, 2021, and
$183,090
cash, with certain shareholders receiving cash at
$10.00
per share in lieu of common shares for regulatory purposes. The share consideration was valued based on the share price on the date of acquisition, January 15, 2021. As at December 31, 2021, the Company is still in the process of settling the issuance of common shares and cash.
The Company also issued the following contingent consideration:

a)
Trading price consideration
– The LCV
share
holders will have a contingent right for up to 3,856,955 additional common shares
in the event the
20-day
VWAP of the common s
hares
reaches $13.00, $17.00 and $21.00 within three years of closing, with one-third
issuable upon the achievement of each price threshold, respectively. The fair value of the contingent consideration on January 15
,
2021 was $41,641,276 and is included in consideration transferred above. Refer to Note 32 for further details.

b)
Other
– The Company held back 299,800 of
shares
that are contingent on the outcome of certain events. The fair value associated with the contingent consideration at the transaction date is nil. Refer to Note 32 for further details.

Lastly, as part of the Qualifying Transaction, certain liabilities of LCV were settled by the Company on behalf of LCV. As a result, they have been included in consideration transferred and excluded from net assets acquired.
The goodwill acquired is associated with LCV’s workforce and expected future growth potential and is not expected to be deductible for tax purposes.
Acquisition of SISU
The Company acquired all of the issued and outstanding units of SISU from the existing members of SISU for 5,787,790
common shares of the Company, of whic
h 765,582
were common shares to be issued, and
$11,089,535
in cash. The share consideration was valued based on the share price on the date of acquisition, January 15, 2021. The goodwill acquired is associated with SISU’s workforce and expected future growth potential and is expected to be fully deductible for tax purposes at the state level. The common shares to be issued were issued in June 2021.
Lastly, as part of the Qualifying Transaction, certain liabilities of SISU were settled by the Company on behalf of SISU through the issuance of
 336,856
common shares (Note 20) and cash. As a result, these have been included in consideration transferred and excluded from net assets acquired.

TPCO Holding Corp.
Notes to the consolidated financial statements
(in United States dollars)
For years ended December 31, 2021 and 2020

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
(c) Restricted cash and restricted cash equivalents
The Company classifies restricted cash and restricted cash equivalents outside of cash and cash equivalents when it is not available for general use in operations. Restricted cash equivalents include highly liquid investments with original maturities of less than three months. As at December 31, 2021
,
$1,496,875
of restricted cash was held in escrow (December 31, 2020
 -
$582,622,025).
(d) Accounts receivable, notes receivable and allowance for credit losses
Net accounts receivable and notes receivables are stated at the amount management expects to collect from outstanding balances. The allowance for doubtful accounts is based on historical experience and management’s evaluation of outstanding receivables at the end of the period. Receivables are written off when deemed uncollectible.
(e) Inventories
Biological assets consist of cannabis on plants. The costs of growing cannabis, including but not limited to labor, utilities, nutrition and irrigation determined at normal capacity, are capitalized into inventory until the time of harvest.
Raw material inventory consists of acquired biomass for use in manufactured products and is initially valued at cost.
Work-in-process consists of cannabis and manufactured products which are in process and not yet ready for re-sale at which point they are transferred to finished goods. Costs capitalized to work-in-process include direct labor and overhead determined at normal capacity.
Inventories of finished goods and packaging supplies purchased from third parties are initially valued at cost, and subsequently at the lower of cost and net realizable value. The Company measures inventory cost of third-party products and manufactured products using the first-in first-out method.
The cost of finished goods for manufactured products includes manufacturing costs such as materials, labor, depreciation expense on right-of-use assets involved in cultivation and processing, packaging, labelling, inspection and overhead determined at normal capacity to turn raw materials into finished goods.
All direct and indirect costs related to inventory are capitalized as they are incurred, and they are subsequently recorded within cost of sales on the consolidated statements of operations and comprehensive loss at the time cannabis products are sold.
Net realizable value is the estimated selling price in the ordinary course of business, less the estimated costs to sell. The Company reviews inventories for obsolete, redundant and slow-moving goods and any such inventories identified are written down to net realizable value.
(f) Property and equipment
Property and equipment are recorded at cost less accumulated depreciation. Major additions and improvements are capitalized, while maintenance and repairs are expensed as incurred. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the respective accounts and any related gain or loss is recognized in the consolidated statements of operations and comprehensive loss.

TPCO Holding Corp.
Notes to the consolidated financial statements
(in United States dollars)
For years ended December 31, 2021 and 2020

4. Significant accounting policies
(continued)

(f) Property and equipment
(continued)
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
Gains and losses on disposal of an item of property and equipment are determined by comparing the proceeds from disposal with the carrying amount of the item and are recognized in the consolidated statements of operations and comprehensive loss.
(g) Intangible assets
Intangible assets with finite lives are stated at the amount initially recognized less accumulated amortization and accumulated impairment losses. Intangible assets with finite life are amortized on a straight-line basis as follows:

License	Greater of lease term or estimated useful life
Cultivation network	7 years
Brand	5 – 20 years
Customer relationship	9 years
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
The Company assesses goodwill for impairment annually in the third quarter, or more frequently if events or changes in circumstances indicate that it might be impaired by comparing its carrying value to the reporting unit’s fair value. Refer to Note 10 for goodwill impairment recognized during the year ended December 31, 2021.
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

TPCO Holding Corp.
Notes to the consolidated financial statements
(in United States dollars)
For years ended December 31, 2021 and 2020

4. Significant accounting policies
(continued)

(i) Business combinations
The Company accounts for business combinations using the acquisition method when it has obtained control. The Company measures goodwill as the fair value of the consideration transferred including the fair value of any non-controlling interest recognized, less the net recognized amount of the identifiable assets acquired and liabilities assumed, all measured at their fair value as at the acquisition date. Transaction costs, other than those associated with the issue of debt or equity securities, that the Company incurs in connection with a business combination are expensed as incurred.
Any contingent consideration is measured at fair value at the acquisition date. If the contingent consideration is classified as equity it is not remeasured. Otherwise, subsequent changes in the fair value of the contingent consideration are recognized in earnings.
The Company recognizes indemnification assets acquired in a business combination at the same time that it recognizes the indemnified item, measured on the same basis as the indemnified item, subject to the need for the valuation allowance for uncollectible amounts.
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
(k) Impairment of long-lived assets
The Company reviews long-lived assets, including property and equipment and definite life intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In order to determine if assets have been impaired, assets are grouped and tested at the lowest level for which identifiable independent cash flows are available (“asset group”). When indicators of potential impairment are present the Company prepares a projected undiscounted cash flow analysis for the respective asset or asset group. If the sum of the undiscounted cash flows is less than the carrying value of the asset or asset group, an impairment loss is recognized equal to the excess of the carrying value over the fair value, if any. Fair value can be determined using a market approach, income approach or cost approach. Recognized impairment losses are not reversed.
(l) Share-based compensation
The Company has an equity incentive plan which includes issuances of incentive share options, nonqualified share options, share appreciation rights, restricted share units, deferred share units and performance share units. From time to time, the Company also enters into share-based compensation arrangements with non-employees.
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

TPCO Holding Corp.
Notes to the consolidated financial statements
(in United States dollars)
For years ended December 31, 2021 and 2020

4. Significant accounting policies
(continued)
(l) Share-based compensation
(continued)

For share-based payment awards that are subject to performance-based conditions, the Company records compensation expense over the estimated service period once the achievement of the performance-based milestone is considered probable. At each reporting date, the Company assesses whether achievement of a milestone is considered probable, and if so, records compensation expense based on the portion of the service period elapsed to date with respect to that milestone, with a cumulative catch-up,
net of estimated forfeitures. The Company recognizes remaining compensation expense with respect to a milestone, if any, over the remaining estimated service period.
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
The fair value of the share options granted are measured using the Black Scholes option pricing model, taking into account the terms and conditions upon which the stock share were granted.
For share-based compensation granted to
non-employees,
the compensation expense is measured at the fair value of the equity instruments granted and recognized as the services are received.
(m) Revenue recognition
The Company earns revenue from the sale of cannabis direct-to-consumer (“DTC”) and to wholesale customers. The Company has a diverse customer base across its wholesale and retail revenue streams in the state of California.
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
The Company has a customer loyalty program whereby customers are awarded points with online delivery purchases. Once a customer achieves a certain point level, points can be used to pay for the purchase of product, up to a maximum number of points per transaction. Points expire after 6 months of no activity in a customer’s account.
Unredeemed awards are recorded as deferred revenue. At the time customers redeem points, the redemption is recorded as an increase to revenue. Deferred revenue is included in other accrued expenses within accounts payable and accrued liabilities.

TPCO Holding Corp.
Notes to the consolidated financial statements
(in United States dollars)
For years ended December 31, 2021 and 2020

4. Significant accounting policies
(continued)
(m) Revenue recognition
(continued)

The Company’s Return Policy conforms to the Medicinal and
Adult-Use
Cannabis Regulation and Safety Act (“MAUCRSA”), which was signed into law in September 2017 and creates the general framework for the regulation of commercial medicinal and adult-use
cannabis in California. The Company determined that no provision for returns or refunds was necessary as at December 31, 2021.
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
The following table represents the Company’s disaggregated revenue by sales channel for the year ended December 31, 2021:

December 31, 2021
Direct to consumer	$54,238,607
Wholesale	119,176,274

$173,414,881

(n) Leases
The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-
of-
use (“ROU”) assets and accrued obligations under operating lease (current and non-current)
in the balance sheets. Finance lease ROU assets are included in finance ROU assets and accrued obligations under finance lease (current and non-current)
in the balance sheets.
ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets are classified as a finance lease or an operating lease. A finance lease is a lease in which 1) ownership of the property transfers to the lessee by the end of the lease term; 2) the lease grants the lessee an option to purchase the underlying asset that the lessee is reasonably certain to exercise; 3) the lease is for a major part of the remaining economic life of the underlying asset; 4) the present value of the sum of the lease payments and any residual value guaranteed by the lessee that is not already included in the lease payments equals or exceeds substantially all of the fair value; or 5) the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. Leases that do not meet the finance lease criteria are classified as operating leases.
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
For finance leases, lease expenses are the sum of interest on the lease obligations and amortization of the ROU assets. ROU assets are amortized based on the lesser of the lease term and the useful life of the leased asset according to the property and equipment accounting policy. If ownership of the ROU assets transfers to the Company at the end of the lease term or if the Company is reasonably certain to exercise a purchase option, amortization is calculated using the estimated useful life of the leased asset, according to the property and equipment accounting policy. For operating leases, the lease expenses are generally recognized on a straight-line basis over the lease term and recorded in operating expenses in the statements of net loss and comprehensive loss.
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

TPCO Holding Corp.
Notes to the consolidated financial statements
(in United States dollars)
For years ended December 31, 2021 and 2020

4. Significant accounting policies
(continued)

(o) Income taxes
Income taxes are comprised of current and deferred taxes. These taxes are accounted for using the liability method. Current tax is recognized in connection with income for tax purposes, unrealized tax benefits and the recovery of tax paid in a prior period and measured using the enacted tax rates and laws applicable to the taxation period during which the income for tax purposes arose. Deferred tax is recognized on the difference between the carrying amount of an asset or a liability, as reflected in the financial statements, and the corresponding tax base, used in the computation of income for tax purposes (“temporary difference”) and measured using the enacted tax rates and laws as at the balance sheet date that are expected to apply to the income that the Company expects to arise for tax purposes in the period during which the difference is expected to reverse. Management assesses the likelihood that a deferred tax asset will be realized, and a valuation allowance is provided to the extent that it is more likely than not that all or a portion of a deferred tax asset will not be realized. The determination of both current and deferred taxes reflects the Company’s interpretation of the relevant tax rules and judgment.
An unrealized tax benefit may arise in connection with a period that has not yet been reviewed by the relevant tax authority. A change in the recognition or measurement of an unrealized tax benefit is reflected in the period during which the change occurs.
Income taxes are recognized in the consolidated statement of operations and comprehensive loss, except when they relate to an item that is recognized in other comprehensive loss or directly in equity, in which case, the taxes are also recognized in other comprehensive loss or directly in equity respectively. Where income taxes arise from the initial accounting for a business combination, these are included in the accounting for the business combination.
Interest and penalties in respect of income taxes are not recognized in the consolidated statement of operations and comprehensive loss as a component of income taxes but as a component of interest expense.
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
likelihood of being sustained. Recognition or measurement is reflected in the period in which the likelihood changes. Any interest and penalties related to unrecognized tax liabilities are presented within income tax expense (recovery) in the consolidated statements of operations and comprehensive loss.
(p) Research and development
Research and development costs are expensed as incurred. Research and development expense was approximately $32,265 for the year ended December 31, 2021, respectively (December 31, 2020 - $nil).
(q) Advertising
The Company expenses advertising costs when the advertising first takes place. Advertising expense was approximately $3,369,772 for the year ended December 31, 2021, respectively (December 31, 2020 - $nil).

TPCO Holding Corp.
Notes to the consolidated financial statements
(in United States dollars)
For years ended December 31, 2021 and 2020

4. Significant accounting policies
(continued)

(r) Fair value
Fair value is the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. Fair value measurements for invested assets are categorized into levels within a fair value hierarchy based on the nature of the valuation inputs (Levels 1, 2 or 3). The three levels are defined based on the observability of significant inputs to the measurement, as follows:

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
The carrying value of the Company’s cash, restricted cash and restricted cash equivalents, accounts receivable, notes and other receivables, indemnification assets, security deposits, accounts payable and accrued expenses and consideration payable approximate their fair value due to their short-term nature.
Contingent consideration, investments at fair value through profit or loss and share repurchase liabilities are measured at fair value on a recurring basis.
(s) Cost of sales
Cost of sales represents costs directly related to the acquisition of third-party products, and manufacturing and distribution of the Company’s products. Primary costs include cost of third-party inventories and in the case of manufactured products, includes raw materials, packaging, direct labor, overhead, shipping and handling, the depreciation of right-of-use assets, and cultivation taxes and tariffs. Manufacturing overhead and related expenses include salaries, wages, employee benefits, utilities, maintenance and property taxes. Cost of sales also includes inventory valuation adjustments. The Company recognizes the cost of sales as the associated revenues are recognized.
(t) Earnings (loss) per share
Basic earnings (loss) per share (“Basic EPS”) is calculated by dividing the net earnings available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share (“Diluted EPS”) is calculated using the treasury method of calculating the weighted average number of common shares outstanding. The treasury method assumes that outstanding share options with an average exercise price below the market price of the underlying shares are exercised, and the assumed proceeds are used to repurchase common shares of the Company at the average price of the common shares for the period.
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
The Company has assessed the above criteria and has determined that the entity as a whole is one operating segment.

TPCO Holding Corp.
Notes to the consolidated financial statements
(in United States dollars)
For years ended December 31, 2021 and 2020

4. Significant accounting policies
(continued)

(v) Assets classified as held for sale
Assets are classified as held for sale when the Company commits to a plan to sell the asset, the asset is available for immediate sale in its present condition and an active program to locate a buyer at a reasonable price has been initiated. The sale of these assets is generally expected to be completed within one year. Once it has been determined that assets meet the criteria to be classified as held for sale, and prior to classifying as such, the Company considers whether the assets are impaired and recognizes any impairment. Assets classified as held for sale are not depreciated. However, interest attributable to the liabilities associated with assets classified as held for sale and other related expenses are recorded as expenses in the Company’s consolidated statements of operations and comprehensive loss.
(w) Non-controlling interest and redeemable non-controlling interest
The Company consolidates entities in which the Company has a controlling financial interest. The Company consolidates subsidiaries in which the Company holds, directly or indirectly, more than 50% of the voting rights, and VIEs in which the Company is the primary beneficiary. Non-controlling interests represent third-party equity ownership interests (including equity ownership interests held by certain VIEs) in the Company’s consolidated entities. Net income attributable to non-controlling interests is disclosed in the consolidated statement of operations and comprehensive loss.
Non-controlling interest is presented in mezzanine equity as redeemable non-controlling interest (“redeemable NCI”) when it is contingently redeemable and the contingency is not within the Company’s control. Redeemable NCI is initially recognized at fair value and is subsequently adjusted for the non-controlling interest’s share of net income or net loss. At the end of each reporting period, the Company determines the redemption amount and if the redemption amount is greater than the carrying value, the redeemable NCI is remeasured and changes are recognized immediately.
(x) Critical accounting estimates and judgments
The preparation of consolidated financial statements in conformity with GAAP requires the Company’s management to make judgments, estimates and assumptions about future events that affect the amounts reported in the consolidated financial statements. Although these estimates are based on management’s best knowledge of the amount, event or actions, actual results may differ from those estimates. Estimates and judgments are continuously evaluated and are based on management’s experience and other factors, including expectations of future events that management considers to be reasonable.
Revisions to accounting estimates are recognized in the period in which the estimates are revised and in any future periods affected.
Variable interest entities
The Company assesses all variable interests in entities and uses judgment when determining if the Company is the primary beneficiary. Qualitative factors that are considered include decision-making responsibilities, the VIE capital structure, risk and rewards sharing, contractual agreements with the VIE, voting rights and the level of involvement of other parties. Refer to Note 34 for further details.
Business combinations
In determining the fair value of net identifiable assets acquired in a business combination, including any acquisition-related contingent consideration, estimates including market based and appraisal values are used. One of the most significant areas of judgment and estimation relates to the determination of the fair value of these assets and liabilities, including the fair value of contingent consideration, if applicable. If any intangible assets are identified, depending on the type of intangible asset and the complexity of determining its fair value, an independent external valuation expert may develop the fair value, using appropriate valuation techniques, which are generally based on a forecast of the total expected future net cash flows. These valuations are linked closely to the assumptions made by management regarding the future performance of the assets concerned and any changes in the discount rate applied. In addition, management applies judgment in determining the amount, if any, that leases acquired in a business combination are off-market
resulting in an adjustment to the
right-of-use
assets. In particular, management’s judgment is used in determining the premium over basic market rents that would be applied by a lessor where the leased premise is being used for cannabis-related businesses. Finally, determining whether amounts should be included as part of consideration requires judgment.
Leases
The Company applies judgment in determining whether a contract contains a lease and whether a lease is classified as an operating lease or a finance lease. The Company determines the lease term as the non-cancellable
term of the lease, which may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. The lease term is used in determining classification between operating lease and finance lease, calculating the lease liability and determining the incremental borrowing rate.
The Company has several lease contracts that include extension and termination options. The Company applies judgment in evaluating whether it is reasonably certain to exercise the option to renew or terminate the lease. That is, it considers all relevant factors that create an economic incentive for it to exercise either the renewal or termination. After the commencement date of the lease, the Company reassesses the lease term if there is a significant event or change in circumstances that is within its control and affects its ability to exercise or not to exercise the option to renew or to terminate (e.g., construction of significant leasehold improvements or significant customization to the leased asset).

TPCO Holding Corp.
Notes to the consolidated financial statements
(in United States dollars)
For years ended December 31, 2021 and 2020

4. Significant accounting policies
(continued)
(x) Critical accounting estimates and judgments
(continued)

The Company also applies judgment in allocating the consideration in a contract between lease and non-lease
components. It considers whether the Company can benefit from the right-of-use
asset either on its own or together with other resources and whether the asset is highly dependent on or highly interrelated with another
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
The Company determines the incremental borrowing rate of each lease by estimating the credit rating of the Company at the time the lease is recognized, referencing market yields corresponding to the credit rating and weighted average life of the lease, and factoring in other lease-specific factors such as assumed collateral.
Share-based compensation
In determining the fair value of share-based payments, the Company makes assumptions, such as the expected life of the award, the volatility of the Company’s share price, the risk-free interest rate, and the rate of forfeitures. Refer to Note 22 for further information.
Goodwill
Goodwill is tested for impairment annually and whenever events or changes in circumstances indicate that the carrying amount of goodwill may have been impaired. In order to determine that the value of goodwill may have been impaired, the Company performs a qualitative assessment to determine whether it is more-likely-than-not
that the reporting unit’s fair value is less than its carrying value, indicating the potential for goodwill impairment. A number of factors, including historical results, business plans, forecasts and market data are used to determine the fair value of the reporting unit. Changes in the conditions for these judgments and estimates can significantly affect the assessed value of goodwill. Refer to Note 10 for further information.
Long-lived assets
Depreciation and amortization of property and equipment,
right-of-use
assets and intangible assets are dependent upon estimates of useful lives, which are determined through the exercise of judgment. The assessment of any impairment of these assets is dependent upon estimates of recoverable amounts that consider factors such as economic and market conditions and the useful lives of assets. The Company uses judgment in: (i) assessing whether there are impairment triggers affecting long-lived assets, (ii) determining the asset groups and (iii) determining the recoverable amount and if necessary, estimating the fair value. Refer to Notes 9, 10 and 13 for further information.
Fair value measurement
The Company uses valuation techniques to determine the fair value of financial instruments (where active market quotes are not available) and non-financial
assets. This involves developing estimates and assumptions consistent with how market participants would price the instrument. The Company bases its assumptions on observable data as far as possible, but this is not always available. In that case, the Company uses the best information available. Estimated fair values may vary from the actual prices that would be achieved in an arm’s length transaction at the reporting date. Refer to Note 33 for further information on recurring and non-recurring fair value measurements.
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

TPCO Holding Corp.
Notes to the consolidated financial statements
(in United States dollars)
For years ended December 31, 2021 and 2020

4. Significant accounting policies
(continued)

(x) Critical accounting estimates and judgments
(continued)

In evaluating the ability to recover deferred tax assets within the jurisdiction from which they arise, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning
strategies and results of operations. In projecting future taxable income, the Company considers historical results and incorporates assumptions about the amount of future state, federal and foreign pretax operating income adjusted for items that do not have tax consequences. The Company’s assumptions regarding future taxable income are consistent with the plans and estimates that are used to manage its underlying businesses. In evaluating the objective evidence that historical results provide, the Company considers three years of cumulative operating income/(loss). The income tax expense, deferred tax assets and liabilities and liabilities for unrecognized tax benefits reflect the Company’s best assessment of estimated current and future taxes to be paid. Deferred tax asset valuation allowances and liabilities for unrecognized tax benefits require significant judgment regarding applicable statutes and their related interpretation, the status of various income tax audits and the Company’s particular facts and circumstances. Although the Company believes that the judgments and estimates discussed herein are reasonable, actual results, including forecasted
COVID-19
business recovery, could differ, and the Company may be exposed to losses or gains that could be material. To the extent the Company prevails in matters for which a liability has been established or is required to pay amounts in excess of the established liability, the effective income tax rate in a given financial statement period could be materially affected.
Principal versus agent
The Company enters into certain transactions with suppliers whereby the Company obtains title immediately before selling the product to customers. The Company has applied judgment in assessing whether the Company is acting as an agent or a principal in the transaction with the customer.
In management’s judgment, the Company is acting as the principal in these transactions. In applying its judgment, management has considered that the Company takes control (and title) to the product prior to sale to the end customer. In assessing the indicators that are laid out in ASC 606
,
management has considered the following:

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
(y) Accounting standards adopted
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
The Company had no leases until it acquired subsidiaries in the business combination discussed in Note 3. As a result, the Company elected to early adopt ASC 842 in accordance with the transition provisions of ASU
2016-02,
with a date of initial application of January 1, 2021. There was no impact on its financial statements.

TPCO Holding Corp.
Notes to the consolidated financial statements
(in United States dollars)
For years ended December 31, 2021 and 2020

4. Significant accounting policies
(continued)

(y) Accounting standards adopted
(continued)
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
(z) Accounting standards issued but not yet effective
Debt with conversion options and other options
In August 2020, the FASB issued ASU
2020-06,
Debt – Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU
2020-06”),
which is intended to address issues identified as a result of the complexity associated with applying GAAP for certain financial instruments with characteristics of liabilities and equity. ASU
2020-06
is effective for the Company beginning January 1, 2022. The Company does not anticipate the adoption of this ASU to have an impact on its financial statements.
Allowance for credit losses
In September 2016, the FASB issued ASU
2016-13,
Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This guidance was subsequently amended by ASU
2018-19,
Codification Improvements, ASU 2019- 04, Codification Improvements, ASU
2019-05,
Targeted Transition Relief, ASU
2019-10,
Effective Dates, and ASU
2019-11,
Codification Improvements. These ASUs are effective for Smaller Reporting Companies for fiscal years beginning after December 15, 2022, including interim periods therein. The Company is currently evaluating the effect of adopting this ASU.
Business combinations
In October 2021, the FASB issued ASU
2021-08,
Business Combinations (Topic 805) – Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU
2021-08”).
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

TPCO Holding Corp.
Notes to the consolidated financial statements
(in United States dollars)
For years ended December 31, 2021 and 2020

4. Significant accounting policies
(continued)

(z) Accounting standards issued but not yet effective
(continued)
Accounting for Contract Assets and Contract Liabilities from Contracts with Customers
In October 2021, the FASB issued ASU 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (Topic 805) (“ASU 2021-08”). This ASU requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities (deferred revenue) from acquired contracts using the revenue recognition guidance in Topic 606. At the acquisition date, the acquirer applies the revenue model as if it had originated the acquired contracts. The ASU is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years. Adoption of the ASU should be applied prospectively. Early adoption is also permitted, including adoption in an interim period. If early adopted, the amendments are applied retrospectively to all business combinations for which the acquisition date occurred during the fiscal year of adoption. This ASU is currently not expected to have a material impact on the consolidated financial statements.
Government Assistance
In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832) (“ASU 2021-10”). This ASU requires business entities to disclose information about government assistance they receive if the transactions were accounted for by analogy to either a grant or a contribution accounting model. The disclosure requirements include the nature of the transaction and the related accounting policy used, the line items on the balance sheets and statements of operations that are affected and the amounts applicable to each financial statement line item and the significant terms and conditions of the transactions. The ASU is effective for annual periods beginning after December 15, 2021. The disclosure requirements can be applied either retrospectively or prospectively to all transactions in the scope of the amendments that are reflected in the financial statements at the date of initial application and new transactions that are entered into after the date of initial application. The ASU is currently not expected to have a material impact on the consolidated financial statements.
5. Prepaid expenses

	December 31, 2021	December 31, 2020
Prepaid expenses	$109,929	$—
Prepaid insurance	1,560,840	—
Prepaid inventory	2,188,881	—
Other prepaid assets	2,036,238	—

	$5,895,888	$—

6. Inventory

	December 31, 2021	December 31, 2020
Packaging supplies	$2,784,846	$—
Biological assets	1,371,749	—
Raw materials	2,284,344	—
Work in progress	3,445,426	—
Finished goods	17,353,286	—

	$27,239,651	$—

During the year ended December 31, 2021, the Company recorded write-downs of $5,949,741 on inventory which is included in cost of sales.
7. Notes receivable
Notes receivable is comprised of the following:

	December 31, 2021	December 31, 2020
Upfront payment (i)	$5,650,000	$—
Promissory note receivable (ii)	543,560	—
Other receivable (iii)	1,200,000	—
Receivable from Sponsor (iv)	—	24,977,765

Total notes receivable	7,393,560	24,977,765
Less allowance for credit losses (i)	(2,660,943)	—

Note receivable	$4,732,617	$24,977,765

(i)
In May 2021, the Company entered into a series of arrangements to obtain the rights to four acres of land that is licensed for outdoor grow (the “Arrangement”). The purchase price for the Arrangement is
$6,000,000 in cash (subject to holdbacks), s
hares
with an estimated value of $2,500,000 to be issued when the transaction closes and up to 1,309,263 s hares
subject to earnouts. The upfront payment of $5,650,000, net of holdbacks of $350,000, is secured by a non-interest-bearing
promissory note. The holdback amount will be paid on the first anniversary of the closing of the transaction. The closing of the transaction is dependent on the satisfaction of various conditions, which have not been met to date. In the event that the transaction does not close, the promissory note will be repaid to the Company. The outstanding balance of this note matures and is due and payable in full on the earlier of June 1, 2022 or five business days after the termination of the transaction. As there is uncertainty as to whether the transaction will close, the Company recorded an allowance for credit losses of
$2,660,943
related to the upfront payment.

The Company also entered into a cultivation and supply agreement for a period of three years, with the option to extend for two additional one-year
terms under the same contractual terms. As part of the agreement, the Company has a minimum purchase commitment of 12,000 lbs per growing period of conforming cannabis as defined in the cultivation and supply agreement, equal to approximately $3,500,000.

(ii)
During the year ended December 31, 2021, the Company disposed of its non-THC
business. As part of the proceeds received, the Company entered into a promissory note. The note is unsecured, bearing interest at 2% per annum and payable in 5 equal quarterly instalments beginning on July 31, 2021. During the year ended December 31, 2021, the Company received $374,984 representing two payments.

(iii)
During the year ended December 31, 2021, the Company was successful in a legal matter and agreed to a settlement of $2,200,000, of which $1,000,000 was received prior to December 31, 2021. The remaining settlement is to be received in full by December 2022 based on an agreed upon payment schedule.

(iv)
As at December 31, 2020, other receivable was comprised of a cash account held by the Subversive Capital Sponsor LLC (the “Sponsor”) for the benefit of the Company. During the year ended December 31, 2021, the private placement closed, and the cash account held by the Sponsor was transferred to the Company.

TPCO Holding Corp.
Notes to the consolidated financial statements
(in United States dollars)
For years ended December 31, 2021 and 2020

8. Investments at fair value through profit or loss

	Level 1	Level 3	Total
Balance, January 1, 2021	$—	$—	$—
Acquired in the period	2,159,514	1,000,000	3,159,514
Change in fair value	(1,299,018)	48,028	(1,250,990)

Balance, December 31, 2021	$860,496	$1,048,028	$1,908,524

Level 1 – Refer to Note 26 for further details.
Level 3 – The Company determines the fair value of level 3 investments based on an appropriate equity pricing model that takes into account the investee’s dividends policy and its historical and expected future performance based on an appropriate growth factor for a similar listed entity and a risk adjusted discount rate.

TPCO Holding Corp.
Notes to the consolidated financial statements
(in United States dollars)
For years ended December 31, 2021 and 2020

9. Property and equipment

	Leasehold improvements	Production equipment	Furniture and fixtures	Vehicles	Office equipment	Building	Total
Gross carrying amount
Balance, December 31, 2020	$—	$—	$—	$—	$—	$—	$—
Acquired in the Qualifying Transaction (Note 3)	7,776,866	3,053,047	436,963	372,774	614,554	—	12,254,204
Acquired in a business combination (Note 11)	4,509,125	207,756	355,564	117,996	122,777	—	5,313,218
Additions	1,903,466	630,589	119,227	198,410	359,178	6,549,489	9,760,359
Disposals	(327,700)	(368,479)	(52,895)	—	(31,509)	—	(780,583)

Balance, December 31, 2021	$13,861,757	$3,522,913	$858,859	$689,180	$1,065,000	$6,549,489	$26,547,198

Depreciation
Balance, December 31, 2020	$—	$—	$—	$—	$—	$—	$—
Additions	1,760,781	1,251,920	198,127	115,919	213,454	81,866	3,622,067
Disposals	(19,934)	(101,550)	(650)	—	—	—	(122,134)

Balance, December 31, 2021	$1,740,847	$1,150,370	$197,477	$115,919	$213,454	$81,866	$3,499,933

Carrying amount December 31, 2020	$—	$—	$—	$—	$—	—	$—

Carrying amount December 31, 2021	$12,120,910	$2,372,543	$661,382	$573,261	$851,546	$6,467,623	$23,047,265

As at December 31, 2021, the Company has leasehold improvements of $966,192 in progress which are not available for use and therefore not depreciated.

TPCO Holding Corp.
Notes to the consolidated financial statements
(in United States dollars)
For years ended December 31, 2021 and 2020

10. Goodwill and intangibles

	Goodwill	License	Cultivation Network	Brand	Customer Relationship	Total
Gross carrying amount
Balance, December 31, 2020	$—	$—	$—	$—	$—	$—
Acquired in the Qualifying Transaction (Note 3)	616,979,694	137,460,000	5,020,000	109,140,000	2,920,000	871,519,694
Acquired in a business combination (Note 11)	45,666,784	21,387,210	—	12,040,360	—	79,094,354
Impairment (Note 16)	(615,589,438)	(33,486,917)	(3,515,000)	—	—	(652,591,355)
Transferred to assets held for sale (Note 16)	—	(400,000)	—	—		(400,000)
Disposals	(3,005,395)	(250,000)	—	(4,480,000)	—	(7,735,395)

Balance, December 31, 2021	$44,051,645	$124,710,293	$1,505,000	$116,700,360	$2,920,000	$289,887,298

Amortization
Balance, December 31, 2020	$—	$—	$—	$—	$—	$—
Additions	—	17,604,713	547,594	5,264,606	308,424	23,725,337
Impairment (Note 16)	—	(32,569)	—			(32,569)

Balance, December 31, 2021	$—	$17,572,144	$547,594	$5,264,606	$308,424	$23,692,768

Carrying amount December 31, 2020	$—	$—	$—	$—	$—	$—

Carrying amount December 31, 2021	$44,051,645	$107,138,149	$957,406	$111,435,754	$2,611,576	$266,194,530

The following table outlines the estimated future annual amortization expense related to intangible assets as of December 31, 2021:

Estimated Amortization
2022	$23,001,409
2023	15,663,355
2024	15,450,848
2025	15,344,561
2026	14,894,456
Thereafter	137,788,256

$222,142,885

TPCO Holding Corp.
Notes to the consolidated financial statements
(in United States dollars)
For years ended December 31, 2021 and 2020

10. Goodwill and intangibles
(continued)

Goodwill and intangible assets – Impairment
Impairment of long-lived assets
At each reporting period end the Company considers if there have been any triggers that indicate that its long-lived assets are not recoverable. Based on the softening of the California cannabis market during the three months ended September 30, 2021, the Company determined that an impairment test was appropriate at that time.
The impairment test for long-lived assets is a
two-step
test, whereby management first determines the recoverable amount (undiscounted cash flows) of each asset group. If the recoverable amount is lower than the carrying value of the asset group, impairment is indicated.
The recoverable amount was lower than the carrying amount for two of its asset groups. The Company then determined the fair value of each of those asset groups and allocated the impairment to the assets in the scope of Subtopic
360-10,
being licenses and cultivation network. The assets were not written down below their individual fair value.
As a result of this assessment, the Company determined that long-lived assets with a carrying amount of $55,163,000 were no longer recoverable and adjusted the carrying value to the estimated fair value of $18,431,000, resulting in an impairment loss of $36,732,000.
The fair value of each asset group was determined using cash flows expected to be generated by market participants, discounted at a weighted average cost of capital. For the purposes of allocation of impairment, the fair value of the specific assets that were impaired was determined using a discounted cash flow technique based on the following key assumptions:

Asset	Discount Rate	Forecasted Sales Growth Rate	Terminal Value Growth Rate
Licenses	15.5% - 20.5%	Average of -4% to 24%	3%
Cultivation Network	20.5%	Average of -42% to 6%	3%
Impairment of goodwill
The Company conducts goodwill impairment testing annually during the third quarter, or more often if events, changes or circumstances indicated that it is more likely than not that the fair value of a reporting unit is lower than its carrying amount. At the time of the annual impairment test, the Company determined that the existence of impairment on certain long-lived assets, together with the softening of the California cannabis market and changes in market expectations of cash flows since the Company acquired the goodwill, indicated the fair value of its reporting units might be lower than the carrying value.
As at September 30, 2021, the Company identified three reporting units and allocated the carrying value of goodwill to the respective reporting units:

Direct-to-consumer (“DTC”)	$470,577,972
Wholesale – Branded products	$92,783,625
Wholesale – Non-branded products	$46,672,404
The Company determined the fair value of each reporting unit and compared it to the carrying value. The fair value of each reporting unit was determined using a discounted cash flow technique based on the following key assumptions:

Reporting unit	Discount Rate	Forecasted Sales Growth Rate	Terminal Value Growth Rate
DTC	13.5%	Average of 24%	3%
Wholesale- Branded products	13.5%	Average of 17%	3%
Wholesale- Non-branded products	18.5%	Average -4%	3%
As a result of the impairment tests, goodwill impairment of $610,034,001 was recognized.

TPCO Holding Corp.
Notes to the consolidated financial statements
(in United States dollars)
For years ended December 31, 2021 and 2020

11.
Business combinations
The following table summarizes the consolidated balance sheet impact at acquisition of the Company’s business combinations that occurred during the year ended December 31, 2021 (not including the Qualifying Transaction which is discussed in Note 3):

	Coastal	Calma	Other	Total
Total consideration transferred (i)	$20,700,000	$9,968,474	$2,894,952	$33,563,426
Redeemable non-controlling interest	$39,928,597	$1,500,000	$—	$41,428,597
Assets acquired
Current assets
Cash	$—	$—	$33,213	$33,213
Restricted cash	9,989,470	—	—	9,989,470
Inventory	2,477,000	379,617	98,050	2,954,667
Prepaid expenses	515,947	109,929	—	625,876
Indemnification assets	980,000	—	865,126	1,845,126
Long-term assets
Security deposits	—	61,185	—	61,185
Property and equipment	4,839,634	457,551	16,033	5,313,218
Right-of-use assets – operating lease	12,491,344	2,790,377	433,934	15,715,655
Intangible assets	26,482,000	5,227,000	1,718,570	33,427,570
Total assets acquired	57,775,395	9,025,659	3,164,926	69,965,980
Liabilities assumed
Accounts payable and accrued liabilities	9,483,665	1,115,477	1,069,654	11,668,796
Consideration payable – current portion	924,457	—	—	924,457
Consideration payable	2,170,463	—	—	2,170,463
Lease liabilities	12,835,761	2,790,377	433,934	16,060,072
Deferred tax liabilities	7,985,746	1,449,682	381,525	9,816,953
Total liabilities assumed	33,400,092	5,355,536	1,885,113	40,640,741
Goodwill	$36,253,294	$7,798,351	$1,615,139	$45,666,784
(i) Total consideration transferred is comprised of the following:
	Coastal	Calma	Other	Total
Cash	$20,700,000	$8,500,000	$1,435,550	$30,635,550
Consideration payable	—	—	1,459,402	1,459,402
Common shares	—	1,468,474	—	1,468,474
Total consideration	$20,700,000	$9,968,474	$2,894,952	$33,563,426

TPCO Holding Corp.
Notes to the consolidated financial statements
(in United States dollars)
For years ended December 31, 2021 and 2020

11.
Business combinations
(continued)

Coastal
On October 1, 2021, the Company executed a Unit Purchase Agreement (the “Purchase Agreement”) to
acquire 100%
equity interest in Coastal Holding Company, LLC (“Coastal Holding”). The closing of the transaction is subject to multiple conditions, including the receipt of municipal approval to transfer licenses at seven (7) locations.
At the same time, the Company advanced $20,700,000 of cash to Coastal Holdings, as well as entered into Management Service Agreements (“MSA’s”) with Coastal Holding and certain of its subsidiaries (collectively “Coastal”). As part of the arrangement, the Company received 9.5% direct interest in

Varda Inc., an operating dispensary as well as an agreement to acquire the remaining 90.5% for $4,500,000 when approval for the transfer of that entity’s license is received and NEO Exchange final approval.
The Purchase Agreement and the MSA’s grant the Company the power to manage and make decisions that affect the operations of Coastal and Varda Inc., including the management and development of dispensary operations. Pursuant to the Purchase Agreement and MSA’s with Coastal, the Company is entitled to a management fee equal to
100
% of the revenues generated and
is
 responsible for
100
%
of the
 costs and expenses of Coastal. With respect to Varda Inc., the Company is entitled to

100
% of the revenues generated and are responsible for
100
%
of the costs and expenses, while the non-controlling interest (“NCI”) holder is entitled to 45.25% of any profit distributions.
As a result, the Company has determined that Coastal and Varda Inc. are VIEs and the Company is the primary beneficiary by reference to the power and benefits criterion under ASC 810,
Consolidation
. The transaction has been accounted for as a business combination under ASC 805 with

% of the equity interest in Coastal and
90.5
% of the equity interest in Varda being presented as redeemable
NCI
.

Upon closing of the transaction, the
funds
advanced to Coastal Holdings will be forgiven and the NCI will be redeemed by issuing shares of the Company’s subsidiary, Coast L Acquisition Corp, which are exchangeable into shares of the Company on a one-for-one basis. The number of shares to be issued is based on an initial value of $39,880,000, with adjustments for various holdbacks and claw-backs. The claw-backs relate to certain liabilities of Coastal Holdings that are to be extinguished by the current equity owners with the $20,700,000 of cash advanced by the Company.
The number of shares to be issued becomes fixed at various points during the closing period as milestones, which are primarily receipt of approval for licenses to transfer, are met. Although the NCI is not redeemable in cash, it has been presented as mezzanine equity as there is no limit in the arrangement on the number of shares to be issued. The fair value of the NCI on initial recognition is $35,428,597, and as of the date of the transaction, the number of shares that would be required to be issued to satisfy the arrangement is 12,230,494
The Company estimated the fair value of the NCI by estimating the fair value of the share consideration that the Company will issue when the transaction closes. The Company used a Monte Carlo simulation to estimate the number of shares that will be issued to satisfy the arrangement and applied a discount for lack of marketability to reflect the fact that the shares to be issued are restricted until the satisfaction of certain conditions. The NCI is classified as a level 3 fair value measurement due to the discount for lack of marketability that has been applied in the range of 8% - 10%.
Operating results have been included in these consolidated financial statements from the date the Company became the primary beneficiary. Coastal’s revenue and net loss for the period from the date the Company became the primary beneficiary to December 31, 2021 included in the consolidated statements of operations and comprehensive loss are
$5,465,426 and $684,050,

respectively. Had the business combination occurred on January 1, 2021 Coastal’s revenue and net loss for the period from January 1, 2021 to December 31, 2021 included in the consolidated statements of operations and comprehensive loss would have been
$21,424,219 and $2,282,811, respectively.
The goodwill acquired is associated with Coastal’s workforce and expected future growth potential and is not expected to be deductible for tax purposes.
Due to the complexity associated with the valuation process and short period of time between the date the Company became the primary beneficiary and the period end, the identification and measurement of the assets acquired, and liabilities assumed, as well as the measurement of consideration is provisional and subject to adjustment on completion of the valuation process and analysis of resulting tax effects. Management will finalize the accounting for the acquisitions no later than one year from the date of the respective acquisition date and will reflect these adjustments in the reporting period in which the adjustments are determined as required by ASC 805. Differences between these provisional estimates and the final acquisition accounting may occur and these differences could have a material impact on the Company’s future financial position and results of operations.
Calma Weho, LLC (“Calma”)
On October 1, 2021, the Company acquired 85% of the equity interest of Calma, an operating dispensary located in West Hollywood, California.
Total consideration comprised $8,500,000 in cash and $1,468,474 in equity of the Company. In addition, the Company is committed to acquiring the remaining 15% when local regulations permit, for $1,500,000 in common shares of the Company. In accordance with the agreement, the Company transferred
 $
1,500,000
in cash into escrow, which will be released to the Company when the remaining 15% is acquired and the Company issues the related common shares to the seller.

Because the acquisition of the remaining 15% interest is contingent upon local regulations permitting, and the obligation is to be settled in shares and not in cash or other assets, the Company has presented the 15% as redeemable non-controlling interest in the consolidated balance sheet.
Operating results have been included in these consolidated financial statements from the date of the acquisition. Calma’s revenue and net income for the period from the date of acquisition to December 31, 2021 included in the consolidated statements of operation and comprehensive loss are $1,675,337 and $41,537, respectively. Had the business combination occurred on January 1, 2021 Calma’s revenue and net income for the period from January 1, 2021 to December 31, 2021 included in the consolidated statements of operation and comprehensive loss would have been
$10,502,294 and $157,082, respectively.
The goodwill acquired is associated with Calma’s workforce and expected future growth potential and is not expected to be deductible for tax purposes.
As at December 31, 2021, the Company is still in the process of assessing the fair value of the net assets acquired and, as a result, the fair value of the net assets acquired may be subject to adjustments pending completion of final valuations and post-closing adjustments. Management will finalize the accounting for the acquisitions no later than one year from the date of the respective acquisition date and will reflect these adjustments in the reporting period in which the adjustments are determined as required by ASC 805. Differences between these provisional estimates and the final acquisition accounting may occur and these differences could have a material impact on the Company’s future financial position and results of operations.

TPCO Holding Corp.
Notes to the consolidated financial statements
(in United States dollars)
For years ended December 31, 2021 and 2020

11. Business combinations
(continued)

Other Acquisitions
Kase’s Journey
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
As at December 31, 2021, the carrying value of the consideration payable was $1,253,874, expected to be paid in full by February 2023.
The goodwill acquired is primarily related to factors such as synergies and market opportunities and is expected to be fully deductible for tax purposes at the state level.
Kase’s Journey’s results of operations since the acquisition date have been included within the Company’s operating segment. Standalone and pro forma results of operations have not been presented because they were not material to the consolidated financial statements

As at December 31, 2021, the Company is still in the process of assessing the fair value of the net assets acquired and, as a result, the fair value of the net assets acquired may be subject to adjustments pending completion of final valuations and post-closing adjustments. Management will finalize the accounting for the acquisitions no later than one year from the date of the respective acquisition date and will reflect these adjustments in the reporting period in which the adjustments are determined as required by ASC 805. Differences between these provisional estimates and the final acquisition accounting may occur and these differences could have a material impact on the Company’s future financial position and results of operations.
Martian Delivery
On August 16, 2021, the Company, through its wholly owned subsidiary TPCO US Holding LLC, acquired all of the issued and outstanding membership interests of Martian Delivery LLC, an operating retail dispensary located in the City of Sacramento, California, from the existing shareholders for
$237,500 cash and $237,500 in promissory notes payable.
The goodwill acquired is primarily related to factors such as synergies and market opportunities and is not expected to be deductible for tax purposes.
Martian’s results of operations since the acquisition date have been included within the Company’s operating segment. Standalone and pro forma results of operations have not been presented because they were not material to the consolidated financial statements
As at December 31, 2021, the Company is still in the process of assessing the fair value of the net assets acquired and, as a result, the fair value of the net assets acquired may be subject to adjustments pending completion of final valuations and post-closing adjustments.

TPCO Holding Corp.
Notes to the consolidated financial statements
(in United States dollars)
For years ended December 31, 2021 and 2020

12. Accounts payable and accrued liabilities

	December 31, 2021	December 31, 2020
Trade payables	$8,390,991	$—
Other accrued expenses	7,288,466	28,321,972
Accrued payroll expenses	1,326,493	—
Accrued severance expenses	1,331,365	—
Accrued income and other taxes	19,062,306	—
Goods received but not yet invoiced	4,225,696	—

	$41,625,317	$28,321,972

13. Leases
The Company leases real estate used for dispensaries, production plants, and corporate offices. Lease terms for real estate generally range from 1 to 16.5 years. Most leases include options to renew for varying terms at the Company’s sole discretion. Other leased assets include passenger vehicles. Lease terms for these assets generally range from 1 to 2 years. Certain leases include escalation clauses or payment of executory costs such as property taxes, utilities, or insurance and maintenance. Rent expense for leases with escalation clauses is accounted for on a straight-line basis over the lease term. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The following table provides the components of lease cost recognized in the consolidated statements of operations and comprehensive loss
for year ended December 31, 2021:

December 31, 2021
Operating lease costs	$4,765,566
Short term lease expense	191,403

Lease expense	4,956,969
Finance lease cost:
Depreciation and amortization of lease assets	1,619,093
Interest on lease liabilities	4,515,112

Finance lease cost	6,134,205

Total lease costs	$11,091,174

Other information related to operating and finance leases as of and for the year ended December 31, 2021 are as follows:

	Operating Lease	Finance Lease
Weighted average discount rate	11.51%	13.02%
Weighted average remaining lease term (in years)	9.71	15.75
The maturity of the contractual undiscounted lease liabilities as of December 31, 2021:

	Operating Lease	Finance Lease
2022	$6,774,561	$4,493,443
2023	5,662,221	4,625,156
2024	5,281,010	4,763,910
2025	5,081,629	4,906,828
2026	4,647,394	5,054,033
Thereafter	23,921,870	64,884,897

Total undiscounted lease liabilities	51,368,685	88,728,267
Interest on lease liabilities	20,140,430	51,939,841

Total present value of minimum lease payments	31,228,255	36,788,426
Lease liability – current portion	3,441,710	13,712

Lease liability	$27,786,545	$36,774,714

TPCO Holding Corp.
Notes to the consolidated financial statements
(in United States dollars)
For years ended December 31, 2021 and 2020

13. Leases
(continued)

Additional information on the
right-of-use
assets is as follows:

	Operating lease	Finance lease
Gross carrying amount
Balance, December 31, 2020	$—	$—
Acquired in the Qualifying Transaction (Note 3)	17,458,245	$26,176,837
Acquired in a business combination (Note 11)	15,715,655	—
Lease reclassification	(753,523)	753,523
Reassessment of purchase option and lease term (i)	—	5,850,523
Reassessment of lease term	(405,831)	—
Impairment (Note 16)	(275,320)	—
Transfer to assets held for sale (Note 16)	(2,215,440)	—
Transfer from assets held for sale (Note 16)	1,132,246	—
Additions	1,139,900	—
Disposals	(815,131)	(6,522,185)

Balance, December 31, 2021	$30,980,801	$26,258,698

Depreciation
Balance, December 31, 2020	$—	$—
Additions	2,616,515	1,619,093

Balance, December 31, 2021	$2,616,515	$1,619,093

Carrying amount December 31, 2020	$—	$—

Carrying amount December 31, 2021	$28,364,286	$24,639,605

(i)
During the year ended December 31, 2021, the Company determined that it was reasonably certain to exercise its right of first refusal to acquire one of the properties under lease. As a result, the right-of-use
asset and lease liability were adjusted to include the purchase option of $6,500,000 as well as to recognize a reduction in the lease term, the impact of which was a net
$649,477
reduction in the carrying value. In July 2021, the Company exercised the right of first refusal and acquired the building.

The Company capitalized $1,350,735 of depreciation to inventory for the year ended December 31, 2021 (December 31, 2020 - $nil).
14. Investment in
non-marketable
securities
As at December 31, 2021, the Company’s investment in
non-marketable
securities totaled $591,545 (December 31, 2021 - $nil).
The Company reviews its equity securities without readily determinable fair values on a regular basis to determine if the investment is impaired. For purposes of this assessment, the Company considers the investee’s cash position, earnings and revenue outlook, liquidity and management ownership, among other factors, in its review. If management’s assessment indicates that an impairment exists, the Company estimates the fair value of the equity investment and recognizes in current earnings an impairment loss that is equal to the difference between the fair value of the equity investment and its carrying amount. As at December 31, 2021, management did not identify any indicators of impairment related to this investment.

TPCO Holding Corp.
Notes to the consolidated financial statements
(in United States dollars)
For years ended December 31, 2021 and 2020

15. Loans payable
In March 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was enacted. The CARES Act provides for financial assistance to businesses through the Small Business Administration (“SBA”) in the form of a Paycheck Protection Program (“PPP”). As part of the Qualifying Transaction, the Company assumed existing liabilities related to PPP loans.
During the year ended December 31, 2021, the Company was granted full forgiveness by the U.S. Bank and SBA for the PPP loans. A gain on debt forgiveness was recorded in the consolidated statement of operations and comprehensive loss
of $3,358,686.
The forgiveness of the PPP loans has resulted in contingent share consideration being granted to former shareholders as described in Note 32.
16. Impairment

	December 31, 2021	December 31, 2020
Non-THC business (i)	$5,555,437	$—
Assets held for sale (ii)	1,995,945	—
Impairment (Note 10)	646,765,918	—

	$654,317,300	$—

(i)
In February 2021, the Company became committed to a plan to sell its non-THC
business, which was acquired as part of the Caliva and OGE and LCV acquisitions on January 15, 2021 (Note 3). As a result of the decision to sell, the assets were tested for impairment and an impairment loss of $5,555,437 of goodwill was recognized. The disposal group did not represent a separate major line of business, and for that reason it has not been disclosed as discontinued operations for the year ended December 31, 2021. During year ended December 31, 2021, the Company disposed of the non-THC
business. Refer to Note 26 for further details.

(ii)
In May 2021, the Company became committed to a plan to sell three licenses and transfer the associated leases, which were acquired as part of the Caliva and OGE and LCV acquisitions on January 15, 2021 (Note 3). Prior to reclassification to assets held for sale, the assets were tested for impairment. As a result, an impairment loss of $237,431 was recognized on the licenses and $275,320 on the right-of-use assets. One of the licenses was subsequently sold. Refer to Note 26 for further details.

As at December 31, 2021, the Company determined that it was no longer committed to a plan to sell the remaining two licenses and transfer the associated lease, and as a result the Company has reclassified these assets and liabilities to held-for-use.
Prior to reclassification, the assets were written down to their fair value resulting in an impairment loss of

$
400,000
on the license and
$
1,083,194
on the right-of-use asset.

TPCO Holding Corp.
Notes to the consolidated financial statements
(in United States dollars)
For years ended December 31, 2021 and 2020

17.
Share repurchase
On July 29, 2021, the Company entered into automatic share repurchase agreements with certain employees to repurchase no more tha
n

1,725,000

common shares that had been issued as part of the Qualifying Transaction. The common shares were repurchased at market value over a three-month period beginning September 1, 2021, and then subsequently cancelled.
The Company initially recognized the obligation to repurchase its share at the market price on July 29, 2021 for

$7,055,250
with a corresponding entry to additional paid in capital. The Company accounts for its share repurchases on the trade date and allocates any excess over par value of the originally issued share to additional paid in capital.

The Company’s share repurchase activity was as follows:

	December 31, 2021	December 31, 2020
Share repurchased	1,725,000	—
Average price	$3.44	$—
Aggregate value	$5,939,031	$—
During the year ended December 31, 2021, the Company recorded $1,116,219 of interest income related to the revaluation of the share repurchase
 liability.
18. Mezzanine equity
The following is included in mezzanine equity:

	December 31, 2021	December 31, 2020
Redeemable non-controlling interest (i)	$41,456,387	$—
Class A restricted voting shares (ii)	0	582,622,025
Subscription receipts (iii)	0	25,087,000

	$41,456,387	$607,709,025

(i) Redeemable non-controlling interest
The redeemable NCI, which relates to variable interest entities for which the Company obtained control during 2021, is laid out below. Refer to Note 11 for details on the acquisition accounting for these business combinations.
The following table summarizes the activity during the year ended December 31, 2021:

	Coastal Holdings Inc. (a)	Varda Inc. (b)	Calma (c)	Total
Balance, January 1, 2021	$—	$—	$—	$—
Acquired in a business combination (Note 11)	35,428,597	4,500,000	1,500,000	41,428,597
Net (loss) income attributable to redeemable non-controlling interest	(121,138)	148,928	—	27,790

Balance, December 31, 2021	$35,307,459	$4,648,928	$1,500,000	$41,456,387

a)
The Company is obligated to acquire 100% of the equity in Coastal Holdings Inc. when the transaction closes, which is contingent upon various conditions including approval for licenses to transfer in seven (7) locations. As at December 31, 2021, the number of shares that would be required to redeem the NCI is approximately 21,421,251.

b)
The Company is obligated to acquire the remaining 90.5% of Varda Inc. when regulatory approval is received for the license to transfer for $4,500,000 to be settled in cash. The carrying amount of the NCI includes income allocation as per the agreement.

c)
The Company is obligated to acquire the Class A shares of Calma when regulatory approval is received for the license to transfer. The Calma NCI will be redeemed for a variable number of shares to the value of
 $1,500,000. The number of shares that would be required to redeem the Calma NCI at December 31, 2021 is approximately 1,094,891.

(ii) Class A restricted voting shares
Authorization
The Company was authorized to issue an unlimited number of Class A restricted voting share. The holders of Class A restricted voting shares had no pre-emptive
rights or other subscription rights and there were no sinking fund provisions applicable to these shares. As of January 15, 2021, the Company is no longer authorized to issue Class A restricted voting shares.
Voting Rights
The holders of the Class A restricted voting shares were entitled to vote on and receive notice of meetings on all matters requiring shareholder approval (including any proposed extension to the permitted timeline and approval of a Qualifying Transaction if otherwise required under applicable law) other than the election and/or removal of directors and auditors prior to closing of a Qualified Transaction. Prior to a Qualifying Transaction, holders of the Class A restricted voting shares were not entitled to vote at (or receive notice of or meeting materials in connection with) meetings held only to consider the election and/or removal of directors and auditors.
Redemption Rights
Only holders of Class A restricted voting shares were entitled to have their shares redeemed and receive the escrow proceeds (net of applicable taxes and other permitted deductions) in the event a Qualifying Transaction does not occur within the permitted timeline, in the event of a Qualifying Transaction, and in the event of an extension to the permitted timeline. Given that the Class A restricted voting shares could have been redeemed at the option of the holders, the Company classified the Class A restricted voting shares as mezzanine equity on the consolidated balance sheets.

TPCO Holding Corp.
Notes to the consolidated financial statements
(in United States dollars)
For years ended December 31, 2021 and 2020

18. Mezzanine equity
(continued)

Transactions
During the year ended December 31, 2019, the Company closed the offering for
gross proceeds of $
575,000,000
and allocated the proceeds on a relative fair value basis. This resulted in initial recognition of $
546,111,261
, net of transaction costs associated with the Class A restricted voting shares of
 $
12,004,426
and recognition of warrants at relative fair value of $
16,884,313
.
The Company’s

underwriter was entitled

to an underwriting commission up to $31,625,000 or 5.5% of the gross proceeds of the Class A Restricted Voting Units issued under the offering.
The Company paid $11,500,000 during the year ended December 31, 2019, to the Underwriter at the closing of the offering included

in the transaction costs noted above. The balance of the underwriting commission of $20,125,000 or 3.5% of the gross proceeds (the “Deferred Amount”) of the Class A Restricted Voting Units, were accrued at December 31, 2020 and were recorded as an adjustment to mezzanine equity in the consolidated statement of shareholders’ (deficit) equity.

During the year ended December 31, 2021, the Company settled $11,500,000 of the Deferred Amount with the common shares subscribed
in November 2020 and the remaining in cash.
In addition, during the year ended December 31, 2021, the Company recorded $nil (December 31, 2020 - $2,350,312), of interest allocable to the Class A restricted
voting shares.
The above noted costs are reflected in the consolidated statement of changes in shareholders’ (deficit) equity.
The following summarizes the adjustments, which were included in the statement of changes in stockholders’ equity, to re-measure
the Class A restricted
voting shares
to their redemption amount in mezzanine equity:

	December 31, 2021	December 31, 2020
Interest allocable to Class A restricted voting shares	$—	$2,350,312
Issuance costs	—	20,125,000
	$—	$22,475,312

(i
i
i) Subscription receipts
In November 2020, the Company announced a private placement of subscription receipts by a subsidiary of the Company. Each subscription receipt entitles the holder to receive, without payment of any additional consideration or taking of any action by the purchaser, one common shares of the Company
upon the satisfaction or waiver of the escrow release conditions on or before the escrow deadline. The Company is authorized to issue an unlimited number of common shares.

Each subscription receipt was sold for $
10
. As at December 31, 2020, $
25,087,000
for
2,508,700
subscription receipts were received in cash from subscribers and held by the Sponsor. On January 15, 2021, the Company closed on $
63,135,000
or
6,313,500
of subscription receipts on closing of the Qualifying Transaction and the subscription receipts were exchanged to common shares
during the year ended December
31
,
2021
. Refer to Note
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
19. Long term strategic contracts
Marketing Agreement (“MA”)
On January 19, 2021, the MA became effective whereby the Company engaged a third-party for strategic and promotional services. Over the term of the MA, which is an initial period of three years, the Company will pay the following consideration in common shares:

(i)	$25,000,000 on the effective date and;

(ii)	$1,875,000 payable quarterly over the second year and third year terms.
The transaction is considered a
share-based
transaction as it will be settled in
shares.
During the year ended December 31, 2021, the Company issued 2,376,425 common shares

in settlement of the initial $
25,000,000
. As the
shares

vested immediately, the full amount of the $
25,000,000
has been recognized as an expense in operating expenses.

TPCO Holding Corp.
Notes to the consolidated financial statements
(in United States dollars)
For years ended December 31, 2021 and 2020

19. Long term strategic contracts
(continued)

The Company has accounted for the quarterly payments as a liability-settled share
-based payment transaction, measured at the fair value of the shares to
 be issued. The Company recognized an expense of $
5,166,666
during the year ended December
31
,
2021
in operating expenses as a sales and marketing expense. As at December
31
,
2021
, the cash-settled liability is $
5,166,666
(December 31, 2020 - $
nil
).
The arrangement can be terminated by the counterparty in certain circumstances, one of which is any change of control of the Company. In that case, the Company is required to settle the agreement in a lump sum payment that consists of all unpaid amounts. As at December 31, 2021, the amount that the Company would be liable for if the contract is terminated is
$15,000,000.
Brand Strategy Agreement (“BSA”)
On January 15, 2021, the BSA became effective whereby the Company will receive the services of Shawn C. Carter p/k/a
JAY-Z’s
related promotion and advertising for an initial
non-cancellable
period of 6 years.
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
During the year ended December 31, 2021, the Company recognized an expense of $4,183,565 in operating expenses, related to this arrangement and
$2,183,565
other accrued expenses in accounts payable and accrued liabilities as at December 31, 2021.
The agreement can be terminated by the counterparty in certain circumstances, including a change in control of the Company or an involuntary de-listing.
In these circumstances, the Company will be obligated to pay damages equal to
$18,500,000 less the amount already paid under the arrangement. As at December 31, 2021, the amount of damages that the Company would be liable for if the contract is terminated was $16,500,000.

TPCO Holding Corp.
Notes to the consolidated financial statements
(in United States dollars)
For years ended December 31, 2021 and 2020

20.
Shareholders’ equity

Common shares

a)	Authorized
The Company is authorized to issue an unlimited number of common shares with no par value.

a)	Common shares issued

Number of common shares
Balance, December 31, 2020	—

(i) Conversion of Class B shares	14,655,547
(ii) Shares issued in a private placement	6,313,500
(iii) Conversion of Class A restricted voting shares	31,407,336
(iv) Shares issued to extinguish liabilities in the Qualifying Transaction	336,856
(v) Shares issued for the Qualifying Transaction	42,891,175
(vi) Contingent shares issued in the Qualifying Transaction	25,000
(vii) Share repurchases under repurchase agreements	(1,725,000)
(viii) Share repurchases under normal course issuer bids	(157,600)
(ix) Shares issued for contingent consideration	24,584
(x) Shares issued for acquisition of Calma	458,898
Shares issued for Marketing Service Agreement (Note 19)	2,376,425
Shares issued for vested RSUs (Note 20)	455,058
Shares issued for options exercised (Note 20)	3,313

Balance, December 31, 2021	97,065,092

(i)	Class B shares were converted into 14,655,547 common shares upon the closing of the Qualifying Transaction.
(ii)
On January 15, 2021, the Company closed a private placement of 6,313,500 shares
for subscription receipts and Class A restricted voting
shares
for consideration of $63,135,000
(Note 18). The subscription receipts and Class A restricted voting shares
converted to common
shares
upon the closing of the Qualifying Transaction.

(iii)
Upon the closing of the Qualifying Transaction,
31,407,336
Class A restricted voting
shares
were converted into common
shares
of the Company. The remaining 26,092,664 Class A restricted voting shares
were redeemed for cash of $264,318,686.

(iv)	The Company issued 336,856 common shares to settle a liability on behalf of SISU as part of the Qualifying Transaction.
(v)
On January 15, 2021, the Company acquired Caliva and OGE, LCV and SISU as part of the Qualifying Transaction (Note 3). During the year ended December 31, 2021, the Company issued 42,891,175 common
shares
related to this transaction.

(vi)	During the year ended December 31, 2021, the Company settled a portion of the contingent shares to be issued as part of the Qualifying Transaction and issued 25,000 common shares .
(v i i)	During the year ended December 31, 2021, the Company repurchased 1,725,000 common shares under the shares repurchase agreements (Note 17).
(v i ii)
During the year ended December 31, 2021, the Neo Exchange Inc. accepted the Company’s notice of intention to commence Normal Course Issuer Bids (“NCIBs”) for the Company’s common shares
and warrants. Pursuant to the NCIBs, the Company may repurchase on the open market (or as otherwise permitted), up to 4,912,255 common shares
and 1,791,875 warrants, representing approximately 5% of the issued and outstanding of each of the common shares
and the warrants subject to the normal terms and limitations of such bids and an aggregate cap of $25,000,000. Any common shares
or warrants purchased under the NCIB will be cancelled. The NCIBs were effective on August 18, 2021 and end on the earlier of (i) August 17, 2022, (ii) $25,000,000 of purchases under the Bids, and (iii) the completion of purchases under the applicable Bid. As at December 31, 2021, the Company repurchased 157,600 common shares
under this program for $603,165.

(i x )
During the year ended December 31, 2021, the Company issued 24,584 common shares
related to contingent consideration in the acquisition of LCV. The common shares
were issued as the related contingency was resolved.

( x )	On October 1, 2021, the Company acquired Calma (Note 11) and issued 458,898 common shares .

TPCO Holding Corp.
Notes to the consolidated financial statements
(in United States dollars)
For years ended December 31, 2021 and 2020

20.
Shareholders’ equity
(continued)

During the year ended December 31, 2021, and in conjunction with the closing of the Qualifying Transaction described in Note 3, certain shareholders entered into a Lockup and Forfeiture Agreement (the “First Lockup Agreement”), that generally restricted their ability to transfer or trade their shareholdings for a period of nine-months. The trade and transfer restriction period ended on July 15, 2021.
In accordance with the First Lockup Agreement, certain shareholders also agreed to forfeit up to
5,430,450

common shares of the Company upon the third anniversary of the Qualifying Transaction if certain trading targets are not met.

One-third
of such common
shares
will cease to be subject to forfeiture if the
20-Day
VWAP of the common
shares
is equal to or exceeds $13.00, an additional
one-third
will cease to be subject to forfeiture if the
20-Day
VWAP of the common
shares
is equal to or exceeds $17.00 and an additional
one-third
will cease to be subject to forfeiture if the
20-Day
VWAP of the common
shares
is equal to or exceeds $21.00.
On July 28, 2021, the Company entered into
lock-up
agreements (the “Second Lockup Agreements”) with certain members of the Company’s leadership team and the entire board of directors covering over approximately 33,000,000 issued and outstanding common shares
.
Pursuant to the Second Lockup Agreements, each counterparty has agreed that, subject to certain exceptions, they would not, without the written consent of the Company, sell, pledge, grant any option, right or warrant for the sale of or otherwise lend, transfer, assign or dispose of any of their locked-up
shares until January 28, 2022. Subsequent to the year end, as described in Note 36, the Company entered into a new lock up agreement.
Class B shares

a)	Authorized
The Company is authorized to issue an unlimited number of Class B shares with no
par value.

b)	Class B shares issued

Number of Class B shares

Balance, December 31, 2020	15,218,750

Conversion of Class B shares	(14,655,547)
Founders’ shares forfeited	(563,203)

Balance, December 31, 2021	—

Pursuant to the First Lockup Agreement, the Sponsor also forfeited
563,203 common
shares
to the Company for cancellation on closing of the Qualifying Transaction.
21. Warrants
The following table reflects the continuity of warrants for the year ended December 31, 2021 and 2020:

	Number of Warrants	Weighted Average Exercise Price
Balance, December 31, 2019	35,837,500	$11.50
Granted	—	—
Exercised	—	—
Expired	—	—

Balance, December 31, 2020 and December 31, 2021	35,837,500	$11.50

The Class A and Class B warrants were converted into one class of warrants on January 15, 2021 and became exercisable on March 22, 2021. The warrants expire on January 14, 2026. The Company has the right to accelerate expiry if for any 20 trading days in a
30-day
trading period the closing price of the
share
is $18.00 or greater.
During the year ended December 31, 2021, and in conjunction with the closing of the Qualifying Transaction described in Note 3, certain shareholders entered into the Lockup and Forfeiture Agreement, that generally restricts their ability to transfer or trade their warrants for a period of nine months. The trade and transfer restriction period ended July 15, 2021.

TPCO Holding Corp.
Notes to the consolidated financial statements
(in United States dollars)
For years ended December 31, 2021 and 2020

22.
Share-based compensation
Effective January 2021, the Company established the Equity Incentive Plan (the “Plan”), which provides for the granting of incentive share options, nonqualified share options, share appreciation rights (“SARs”), restricted share units (“RSUs”), deferred share units (“DSUs”) and performance share units (“PSUs”), herein collectively referred to as “Awards”.
(a)
Share
options
The Company grants options to purchase its common shares, generally at fair value as at the date of grant. The maximum number of common shares that may be issued under the Plan is fixed by the Board to be

10%
of the common shares outstanding, from time to time, subject to adjustments in accordance with the plan.
Options generally vest over a four-year period, specifically at a rate of
25% upon the first anniversary of the issuance date and 1/36th per month thereafter and expire after 10 years from the date of grant.
The following table reflects the continuity of the share options granted during the year ended December 31, 2021:

	December 31, 2021
	Number of options	Weighted average exercise price $	Weighted average remaining contractual term	Aggregate intrinsic value

Outstanding, beginning of period	—	—
Replacement options issued (i)	1,113,006	7.76
Granted during the period	—	—
Exercised	(9,477)	6.56
Expired	(96,100)	9.07
Forfeited	(250,726)	7.36

Outstanding, end of period	756,703	7.85	8.14 years	$0.00

Vested and expected to vest in the future	715,088	7.86	8.02 years	$0.25

Exercisable	476,191	7.87	7.72 years	$0.25

The weighted-average grant-date fair value of options granted during the year ended December 31, 2021 was $7.76. The total intrinsic value of options exercised during the year ended December 31, 2021 was
$
248,650.
As of December 31, 2021, there was $876,090 of total unrecognized compensation cost related to non-vested
replacement options. That cost is expected to be recognized over a weighted average period of 8.14 years.
In connection with the acquisition of Caliva and OGE, and in accordance with the sale and purchase agreements, the share
options held by former Caliva employees who became employees of TPCO were cancelled and replaced by TPCO share
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

(i)
The portion allocated to
pre-acquisition
services relates to options that were and were not yet legally vested. The Company has applied a forfeiture rate to the options that have not legally vested to determine the amount to include in consideration. As a result, of the above amount, $3,489,501 has been included in consideration (Note 3).

The fair value allocated to post-combination services will be recognized in the consolidated statement of operations and comprehensive loss over the remaining vesting period.

TPCO Holding Corp.
Notes to the consolidated financial statements
(in United States dollars)
For years ended December 31, 2021 and 2020

22.
Share-based compensation
(continued)

(b) RSUs
(i) Cash-settled RSUs
The following table reflects the continuity of RSUs granted during the year ended December 31, 2021:

	December 31, 2021
	Number of RSUs	Weighted average grant date fair value
Non-vested, beginning of period	—	—
Granted	2,253,696	1.99
Modified	(1,708,696)	1.99
Vested	(288,150)	—
Forfeited	(256,850)	1.95

Non-vested, end of period	—	—

In July 2021, the Company modified a portion of the cash-settled RSUs such that they are being accounted for as equity-settled RSUs. Immediately prior to the modification date, these cash-settled RSUs were revalued, which formed the new fair value that was reclassified to equity-settled.
During the year ended December 31, 2021, cash settled share-based liabilities paid was
$1,682,897.
(ii) Equity-settled RSUs
The following table reflects the continuity of RSUs granted during the year ended December 31, 2021:

	December 31, 2021
	Number of RSUs	Weighted average grant date fair value
Outstanding, beginning of period	—	—
Granted	2,852,392	8.01
Modified	1,708,696	1.99
Vested	(717,486)	10.23
Forfeited	(533,582)	—

Outstanding, end of period	3,310,020	7.21

As of December 31, 2021, there
was $
12,194,110 of total unrecognized compensation cost related to non-vested
RSUs. That cost is expected to be recognized over a weighted average period of 2.76 years. The total fair value of
share

vested during the year ended December
31
,
2021
, was $
3,136,219
.
Of the 717,486 RSUs that vested, 455,058 were settled in
shares
and 262,428 were settled in cash to cover withholding taxes on behalf of the employees.
(c) Rights to trading price consideration (“Rights”)
In connection with the acquisition of Caliva and OGE, and in accordance with the sale and purchase agreements, former Caliva employees who owned share

options at January
15
,
2021
and became employees of TPCO (“former Caliva employees”) were given the right to receive a portion of the trading price consideration discussed in Note
3
(“Rights”). These Rights are to be settled in TPCO
shares

in the event the
20-day
volume weighted average trading price of the common

shares

reaches $
13.00
, $
17.00
and $
21.00
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

TPCO Holding Corp.
Notes to the consolidated financial statements
(in United States dollars)
For years ended December 31, 2021 and 2020

22.
Share-based compensation
(continued)

Each tranche is expensed over its vesting period, which is the date that the trading price targets are expected to be met.
The fair value of the Rights was determined at January 15, 2021 using the same assumptions that were used to determine the trading price consideration described in Note 32.
The following table reflects the continuity of the Rights during the year ended December 31, 2021:

Number of Rights
Outstanding, beginning of period	—
Rights awarded	646,824
Forfeited	(283,974)

Outstanding, end of period	362,850

As of December 31, 2021, there is $nil of total unrecognized compensation cost related to the Rights.
The following table illustrates the inputs used in the measurement of the grant date fair values of the share-based compensation plans granted during the year ended December 31, 2021:

	Replacement Options	RSUs equity-settled
Dividend yield	—	—
Expected volatility	72%	—
Risk-free interest rate	0.17% - 0.71%	—
Share price	$12.66	—
Grant date fair value	$7.75 - $9.54	$3.35 – $12.66
Fair value on December 31, 2021	N/A	N/A
The Company estimated the expected term of its share options based on the vesting and contractual terms. Volatility is estimated based on the average of the historical volatilities of the common shares of entities with characteristics similar to those of the Company. The Company uses the U.S. Treasury yield for its risk-free interest rate and a dividend yield of zero, as it does not have a stated dividend rate for common shares.
The Company estimates forfeitures based on historical forfeiture trends. If actual forfeiture rates are not consistent with the Company’s estimates, the Company may be required to increase or decrease compensation expenses in future periods.
During the year ended December 31, 2021, the Company recognized the following total compensation expense, net of estimated forfeitures:

	December 31, 2021	December 31, 2020
Replacement options	$1,920,392	$—
Equity-settled RSUs	8,271,869	—
Cash-settled RSUs	5,134,262	—
Rights to contingent consideration	5,129,774	—

	$20,456,297	$—

TPCO Holding Corp.
Notes to the consolidated financial statements
(in United States dollars)
For years ended December 31, 2021 and 2020

23. Loss per share

	December 31, 2021	December 31, 2020

Loss available to common shareholders	$(587,060,124)	$(6,463,606)
Adjustments to mezzanine equity	—	(22,475,312)

Loss available to common shareholders adjusted for the effect of dilution	$(587,060,124)	$(28,938,918)

Weighted average number of shares, basic and diluted	95,006,080	15,218,750

Basic and diluted loss per share	$(6.18)	$(1.90)
Approximately 63,685,327
of potentially dilutive securities for the year ended December 31, 2021 were excluded in the calculation of diluted loss per share
as their impact would have been anti-dilutive due to net loss in the period.
24. Income taxes
Net income (loss) before income taxes was generated as follows:

	December 31, 2021	December 31, 2020
Domestic - Canada	$165,628,760	$(6,463,606)
Foreign – outside of Canada	(755,033,646)	—

	$(589,404,886)	$(6,463,606)

Income tax (recovery) expense is comprised of the following:

	December 31, 2021	December 31, 2020
Current tax expense
Domestic – Canada	$—	$—
Foreign – outside of Canada	3,217,857	—

	3,217,857	—

Deferred tax recovery
Domestic – Canada	—	—
Foreign – outside of Canada	(5,590,409)	—

	(5,590,409)	—

Income tax recovery	$(2,372,552)	$—

A reconciliation of income taxes at the statutory rate with the reported taxes is as follows. As a result of the Company’s inverted status commencing in 2021, as more fully described below, and whereas the operations of the Company are predominantly in the U.S., the rate has decreased to the U.S. federal tax rate of 21% (December 31, 2020 - 27%).

	December 31, 2021	December 31, 2020
Loss before tax	$(589,404,886)	$(6,463,606)
Statutory income tax rate	21%	27%

Income tax recovery based on statutory rate	(123,775,026)	(1,745,174)

Increase (decrease) resulting from:
§280E permanent adjustment	22,558,050	—
Impairment	182,760,437	—
Share -based compensation expense	4,128,200	—
Fair value change of contingent consideration	(62,150,629)	—
Non-taxable items	(1,286,101)	(634,584)
Change in valuation allowance	31,551,712	7,418,633
Other	(647,879)	—
Share issuance costs recognized in equity	—	(5,433,750)
Effect of state income taxes	(65,515,675)
Tax rate differences and tax rate changes	10,004,359	394,875

Income tax expense	$(2,372,552)	$—

TPCO Holding Corp.
Notes to the consolidated financial statements
(in United States dollars)
For years ended December 31, 2021 and 2020

24. Income taxes
(continued)

Deferred taxes result from the temporary differences between financial reporting carrying amounts and the tax basis of existing assets and liabilities. The table below summarizes the principal components of the deferred tax assets (liabilities) as follows:

	December 31, 2021	December 31, 2020
Deferred tax assets
Loss carryforwards	$35,984,802	$3,470,820
Tangible assets	1,148,865	—
Intangible assets	5,883,006	—
Financing costs	5,194,236	7,440,240
Marketing prepaid	4,500,000	—
Cash settled share-based payments	1,395,000	—
Other	3,176,964	—

Deferred tax assets	57,282,873	10,911,060
Valuation allowance	(42,459,208)	(10,911,060)

Net deferred tax asset	14,823,665	—

Deferred tax liabilities
Intangible assets	(58,294,219)	—
Other	(377,312)	—

Deferred tax liabilities	(58,671,531)	—
Deferred tax assets	14,823,665	—

Net deferred tax liability	$(43,847,866)	$—

Deferred income taxes have not been recorded on the basis differences for investments in consolidated subsidiaries as these basis differences are indefinitely reinvested or will reverse in a non-taxable
manner. Quantification of the deferred income tax liability, if any, associated with indefinitely reinvested basis differences is not practicable.
A valuation allowance has been taken against the California deferred tax assets of $10,316,498. In addition, a valuation allowance of $7,071,955 has been taken against the federal deferred tax assets relating to tax basis in intangibles that is not expected to be recovered under IRC §280E and $1,531,264 against net operating losses that might not be available. A valuation allowance has been taken against the Canadian deferred tax assets of $23,539,491.
As at December 31, 2021, the Company has Canadian federal and provincial non-capital
loss carryforwards of $44,402,766 (December 31, 2020—$12,854,892). The Canadian
non-capital
loss carryforwards expire between 2039 and 2041.
As at December 31, 2021, the Company has the following U.S. federal and state losses carried forward available to reduce future years’ taxable income, which losses expire as follows:

	Federal	State and Local	Total
2034	$—	$48,671	$48,671
2035	—	3,382,027	3,382,027
2036	—	8,787,634	8,787,634
2037	—	12,061,282	12,061,282
2038	—	31,194,997	31,194,997
2039	—	64,493,970	64,493,970
2040	—	54,470,985	54,470,985
2041	—	74,359,055	74,359,055
Indefinite	9,534,555	—	9,534,555

	$9,534,555	$248,798,621	$258,333,176

TPCO Holding Corp.
Notes to the consolidated financial statements
(in United States dollars)
For years ended December 31, 2021 and 2020

24. Income taxes
(continued)

Section 280E of the U.S. Internal Revenue Code (“IRC”) prohibits businesses engaged in the trafficking of Schedule I or Schedule II controlled substances from deducting normal business expenses, such as payroll and rent, from gross income (revenue less cost of goods sold). Section 280E was originally intended to penalize criminal market operators, but because cannabis remains a Schedule I controlled substance for Federal purposes, the Internal Revenue Service (“IRS”) has subsequently applied Section 280E to state-legal cannabis businesses. Cannabis businesses operating in states that align their tax codes with the IRC are also unable to deduct normal business expenses from taxable income subject to state taxes. The non-deductible
expenses shown in the effective rate reconciliation above is comprised primarily of the impact of applying IRC Section 280E to the Company’s businesses that are involved in selling cannabis, along with other typical non-deductible
expenses such as lobbying expenses. As the application and IRS interpretations on Section 280E continue to evolve, the impact of this cannot be reliably estimated. Any changes to the application of Section 280E may have a material effect on the Company’s consolidated financial statements
The statute of limitations on tax returns for the IRS and California Franchise Tax Board are 3 and 4 years respectively. Net operating losses remains open for examination beyond these statute of limitations for both the IRS and California Franchise Tax Board.
Utilization of net operating loss carryforwards may be subject to limitations in the event of a change in ownership as defined under U.S. IRC Section 382, and similar state provisions. An “ownership change” is generally defined as a cumulative change in the ownership interest of significant s hare
holders of more than 50 percentage points over a three-year period. The Company experienced ownership change during 2017. Such ownership change could result in a limitation of the Company’s ability to reduce future income by net operating loss carryforwards. A formal Section 382 study has not been prepared, so the exact effects of the ownership change are not known at this time. The deferred tax assets include net operating losses of the Company as of the conversion date to a C corporation.
In March 2020, the U.S. federal governmen
t
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
The Company operates in a number of tax jurisdictions and are subject to examination of its income tax returns by tax authorities in those jurisdictions who may challenge any item on these returns. Because the tax matters challenged by tax authorities are typically complex, the ultimate outcome of these challenges is uncertain. The Company recognizes the effects of uncertain tax positions in the consolidated financial statements after determining that it is more-likely-than-not
the uncertain tax positions will be sustained.
The Company has recorded a reserve for an uncertain tax position of $7,103,392 on the date of the Qualifying Transaction (Note 3) and $1,845,126 on the date of acquisitions (Note 11) in accrued income and other taxes within accounts payable and accrued liabilities and corresponding indemnification assets for $6,044,155.
The Company intends to be treated as a U.S. corporation for U.S. federal income tax purposes under section 7874 of the U.S. IRC and is expected to be subject to U.S. federal income tax on its worldwide income. However, the Company is expected, regardless of any application of section 7874 of the U.S. IRC, to be treated as tax resident of Canada for Canadian income tax purposes. Accordingly, the Company is subject to taxation both in Canada and the U.S.

F-
4
5

TPCO Holding Corp.
Notes to the consolidated financial statements
(in United States dollars)
For years ended December 31, 2021 and 2020

25. Operating expenses

	December 31, 2021	December 31, 2020
General and administrative	$47,289,538	$8,813,918
Allowance for accounts receivable and notes receivable	4,677,134	—

Sales and marketing	42,572,823	—
Salaries and benefits	36,864,880	—
Share-based compensation (Note 22)	20,456,297	—
Lease expense	4,956,969	—
Depreciation of property and equipment and amortization of right-of-use assets	3,890,425	—
Amortization of intangible assets (Note 10)	23,725,337	—

	$184,433,403	$8,813,918

26. Loss on disposal of assets

	December 31, 2021	December 31, 2020
Other assets	$385,812	$—
Non-THC business (i)	2,070,689	—
Sale of licenses (ii)	(8,516)	—

	$2,447,985	$—

(i)
The Company became committed to a plan to sell its non-THC business in February 2021, which was acquired as part of the Caliva and OGE and LCV acquisitions (Note 3). As discussed in Note 16, the non-THC assets were tested for impairment and an impairment loss of $5,555,437 of goodwill was recognized and the remaining net assets were classified as held for sale. Subsequently, the Company disposed of these net assets for proceeds of
$7,363,733, which comprised: (1) $4,318,537 of cash, (2) $885,722 of a promissory note (Note 7) and (3) $2,159,514 worth of common shares
 of Arcadia Wellness LLC (Note 8).

The Company recognized a net loss of $733,858, which is comprised of a loss on disposal of assets $2,070,689 offset by an associated deferred tax recovery of $1,336,831.

(ii)
During the year ended December 31, 2021, the Company sold 100% of the share
s

of its subsidiary, which was acquired as part of the Caliva and OGE acquisition on January 15, 2021 (Note 3). The assets were sold for proceeds of $250,000 in cash.

The Company recognized a net gain of $70,230, which is comprised of a gain on disposal of assets $8,516 and a deferred tax recovery of $61,714.
During the year ended December 31, 2021, the Company disposed of its investment in associate that was acquired in the Qualifying Transaction (Note 3). The investment was sold for
$6,500,000 cash, resulting in $nil gain or loss on disposal.
27. Interest expense

	December 31, 2021	December 31, 2020
Lease liability (Note 13)	$4,515,112	$—
Other	668,705	—

	$5,183,817	$—

F-
4
6

TPCO Holding Corp.
Notes to the consolidated financial statements
(in United States dollars)
For years ended December 31, 2021 and 2020

28. Supplemental cash flow information

Change in working capital	December 31, 2021	December 31, 2020
Accounts receivable	$(2,601,713)	$—
Income tax receivables	(1,322,340)	—
Inventory	(830,862)	—
Prepaid expenses	(1,401,841)	—
Security deposits	(36,336)	—
Prepaid expenses and other assets	(675,635)	179,701
Notes and other receivables	(1,200,000)	581,400
Cash settled share-based payments	(1,682,898)	—
Accounts payable and accrued liabilities	(36,761,461)	8,052,817

	$(46,513,086)	$8,813,918

Cash paid
Income taxes	$4,753,710	$—
29. Related party transactions and balances
a) Related party transactions
The following table outlines the amounts paid to a related party:

	December 31, 2021	December 31, 2020

Lease payments – interest and principal (i)	$4,863,938	$—
Administrative fees and other costs (ii)	5,000	351,449

	$4,868,938	$351,449

(i)
A director of the Company is a close family member to an owner of R&C Brown Associates, LP (“R&C”). The Company has 2 operating leases and 1 finance lease with R&C. Included in lease liabilities and right-o
f-use assets
 as at December 31, 2021 is
$41,053,363 (December 31, 2020 - $nil)
and $28,035,112 (December 31, 2020 - $nil), respectively, with respect to leases with R&C.

(ii)
Prior to the closing of the Qualifying Transaction, pursuant to an administrative services agreement between the Company and its Sponsor, dated July 16, 2019 (the “Administrative Services Agreement”), the Company provided a payment of $10,000 per month to the Sponsor for the utilization of office space, utilities and administrative support. The Company further reimbursed the Sponsor for $231,449 for any out-of-pocket
expenses incurred by directors, officers and consultants of the Company which were paid by the Sponsor relating to certain activities on the Company’s behalf, including identifying and negotiating the Qualifying Transaction. The Company recorded $5,000 of administrative fees for the year ended December 31, 2021 (December 31, 2020 - $120,000). The Administrative Services Agreement terminated upon consummation of the Qualifying Transaction.

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

(iii)
The counterparty to the Marketing Agreement described in Note 19 became a related party in May 2021, when its Chief Executive Officer joined the Company’s Board of Directors. The Company expensed $3,284,018 related to this agreement since the counterparty became a related party.

F-
4
7

TPCO Holding Corp.
Notes to the consolidated financial statements
(in United States dollars)
For years ended December 31, 2021 and 2020

29. Related party transactions and balances
(continued)
b) Key management personnel
Key management of the Company are its Board of Directors and members of executive management. Key management personnel remuneration includes the following payments:

	December 31, 2021	December 31, 2020
Salaries and benefits	$3,197,006	$—
Share -based compensation	10,793,993	—

	$13,990,999	$—

30. Segmented information
The Company’s operations, beginning January 15, 2021, comprise a single operating segment engaged in the cultivation, manufacturing, distribution and sale of cannabis within the State of California. All revenues are generated in the State of California for the year ended December 31, 2021 (December 31, 2020 -

$
nil
)
and all property and equipment, right-of-use assets and intangible assets are located in the State of California.
31. Commitments and contingencies

a)	California operating licenses
The Company’s primary activity is engaging in state-legal commercial cannabis business, including the cultivation, manufacture, distribution, and sale of cannabis and cannabis products pursuant to California law. However, this activity is not in compliance with the United States Controlled Substances Act (the CSA). The Company’s assets are potentially subject to seizure or confiscation by Federal governmental agencies, and the Company could face criminal and civil penalties for noncompliance with the CSA, although such events would be without relevant precedent. Management of the Company believes they are in compliance with all California and local jurisdiction laws and monitor the regulatory environment on an ongoing basis along with counsel to ensure the continued compliance with all applicable laws and licensing agreements.
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
In September 2019, Senate Bill 1459 (SB 1459) was enacted which enabled state licensing authorities to issue provisional licenses through 2021. A provisional license could be issued if an applicant submitted a completed annual license application to the Bureau of Cannabis Control. A completed application for purposes of obtaining a provisional license is not the same as a sufficient application to obtain an annual license. The provisional cannabis license, which is valid for 12 months from the date issued, is said to be in between a temporary license and an annual license and allows a cannabis business to operate as they would under local and state regulations. Licensees issued a provisional license are expected to be diligently working toward completing all annual license requirements in order to maintain a provisional license. The Company obtained its provisional licenses in 2019 and continues to work with the State to obtain annual licensing.

TPCO Holding Corp.
Notes to the consolidated financial statements
(in United States dollars)
For years ended December 31, 2021 and 2020

31. Commitments and contingencies
(continued)

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
From time to time in the normal course of business, the Company may be subject to legal matters such as threatened or pending claims or proceedings. The Company is not currently a party to any material legal proceedings or claims, nor are we aware of any pending or threatened litigation or claims that could have a material adverse effect on our business, operating results, cash flows or financial condition should such litigation or claim be resolved unfavorably.

c)	Social equity fund
The Company formed Social Equity Ventures LLC (“SEV”) during the year ended December 31, 2021 as its social equity investment vehicle. The Company intends to fund SEV with

$
10,000,000
and contribute

2
%
of its net income to allow SEV to make further social equity investments. During the year ended December 31, 2021, SEV made two social equity investments totalling
 $
1,000,000
. Refer to Note 8 for further details.
32. Financial instruments
Contingent consideration
Financial instruments recorded at fair value in the consolidated balance sheet are classified using a fair value hierarchy that reflects the observability of significant inputs used in making the measurements.
The fair value hierarchy requires the use of observable market inputs whenever such inputs exist. A financial instrument is classified based on the lowest level of the hierarchy for which a significant input has been considered in measuring fair value.
All contingent consideration is classified as level 3 in the fair value hierarchy as volatility is a key input into the valuation models and volatility is an unobservable input.
The following provides a breakdown of contingent consideration as at December 31, 2021:

	Contingent consideration
	Trading price consideration (i)	Other (ii)	Total
Balance, January 1, 2021	$—	$—	$—
Additions (Note 3)	232,719,246	—	232,719,246
Change in fair value	(232,144,559)	2,325,489	(229,819,070)
Transferred to equity	—	(1,957,045)	(1,957,045)

Balance, December 31 2021	$574,687	$368,444	$943,131

(i)
Trading price consideration
–
As described in Note 3 and part of the acquisition of Caliva and OGE and LCV, the former s hare
holders received a contingent right for up to 18,356,299 and 3,856,955 additional common shares
, respectively, in the event the
20-day
volume weighted average trading price (“VWAP”) of the common shares
reaches $13.00, $17.00 and $21.00 within three years of closing, with one-third
issuable upon the achievement of each price threshold, respectively.
The fair value of the contingent consideration was determined using a Monte Carlo simulation methodology that included simulating the share
price using a risk-neutral Geometric Brownian Motion-based pricing model over 500,000 iterations. The methodology recorded the likelihood of the shar
e
price achieving the price hurdle associated with the payout and calculated the discounted value of the payout based on the share
price on the date the price hurdle was met and the corresponding
20-day
volume-weighted average price. During the year ended December 31, 2021, the Company recorded a gain on the change in fair value of the contingent consideration of $232,144,559.

F-
49

TPCO Holding Corp.
Notes to the consolidated financial statements
(in United States dollars)
For years ended December 31, 2021 and 2020

32. Financial instruments
(continued)

Key Inputs	December 31, 2021	January 15, 2021
Key unobservable inputs
Expected volatility	65%	66%
Key observable inputs
Share price	$1.39	$12.66
Risk-free interest rate	0.79%	0.20%
Dividend yield	0%	0%
Number of s hares	21,850,404	21,566,431
A 15% change in the volatility assumption will have the following impact on the fair value of the contingent consideration:

Change in volatility	December 31, 2021	January 15, 2021
+15%	$1,597,743	$11,420,904
-15%	$(528,968)	$(17,250,641)
(ii) Other
– As part of the acquisition of Caliva and LCV, the Company could be required to issue shares to former shareholders based on certain liabilities, the final settlement of which is contingent on the outcome of certain events. During the year ended December 31, 2021, a portion of the contingency was resolved and as a result, the number of shares to be issued related to that portion became fixed. That portion of the contingent consideration was remeasured to
$1,957,045
based on the fixed number of shares to be issued to the former Caliva and LCV shareholders and reclassified as equity. The remeasurement is included in the change in fair value of contingent consideration in the consolidated statement of operations and comprehensive loss.
The remaining portion of contingent consideration
 of LCV
could result in the issuance of a maximum number of
shares

of 270,000 and the fair value associated with the remaining contingent consideration is $368,444.

Interest risk
Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company is subject to minimal interest rate risk.
Credit risk
Credit risk arises from deposits with banks, security deposits, trade receivables, notes receivable and other receivables.

	Gross	Allowance	Net
Cash	$165,310,609	$—	$165,310,609
Restricted cash and restricted cash equivalents	9,581,689	—	9,581,689
Accounts receivable (i)	6,721,754	(2,016,191)	4,705,563
Security deposits	1,119,754	—	1,119,754
Notes and other receivables (ii)	7,393,560	(2,660,943)	4,732,617

	$190,127,366	$(4,677,134)	$185,450,232

(i) For trade receivables, the Company does not hold any collateral as security but mitigates this risk by dealing with counterparts that management has determined to be financially sound and, accordingly, does not anticipate significant loss due to non-performance.
The Company determines the allowance for doubtful accounts by firstly allowing for specific receivables that are at-risk of non-collection, and then applying a standard percentage by bucket of aging to the remainder. The gross accounts receivable by aging are laid out below:
As at December 31, 2021 the Company’s aging of receivables was as follows:

December 31, 2021
0-30 days	$4,723,810
31-60 days	278,958
61-90 days	242,467
91-120 days	256,424
Over 120 days	1,220,095

Gross receivables	6,721,754
Less allowance for doubtful accounts	(2,016,191)

$4,705,563

(ii) For notes and other receivables, the Company determines the allowance for doubtful accounts by considering, for each debtor, if there has been any indication that a loss has been incurred. In making that determination, the Company considers the credit rating of the debtor as well as any collateral that underlies the receivable. Refer to Note 7 for additional information.

TPCO Holding Corp.

Notes to the consolidated financial statements
(in United States dollars)
For years ended December 31, 2021 and 2020

33. Fair value measurement
Recurring fair value measurements
The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as at December 31, 2021:

	Carrying amount	Fair value	Level 1	Level 3	Total losses (gains)

Equity securities	$860,496	$860,496	$860,496	$—	$1,299,018
Debt securities	1,048,028	1,048,028	—	1,048,028	(48,028)

Total investments at fair value through profit or loss (Note 8)	$1,908,524	$1,908,524	$860,496	$1,048,028	$1,250,990

Contingent consideration – trading price consideration	$574,687	$574,687	$—	$574,687	$(232,144,559)
Contingent consideration - other	368,444	368,444	368,444	—	2,325,489

Total contingent consideration (Note 32)	$943,131	$943,131	$368,444	$574,687	$(229,819,070)
Non-recurring fair value measurements
Certain assets are measured at fair value on a non-recurring basis and therefore, are not included in the tables above. These assets include intangible assets, more specifically licenses and cultivation network. These assets were adjusted to fair value during the Company’s annual impairment test in the third quarter (Note 10). The following table presents the level within the fair value hierarchy for these fair value measurements as at their respective measurement dates, along with their carrying value at December 31, 2021:

	As at December 31, 2021	As at September 30, 2021
	Carrying amount	Fair value	Level 3
Licenses	$15,835,213	$17,433,794	$17,433,794
Cultivation network	$957,407	$997,207	$997,207

34. VIE arrangements
As discussed in Note 11, the Company has determined it is the primary beneficiary of VIEs and as such, the Company has consolidated the financial position, results of operations and cash flows of these VIEs. All intercompany balances and transactions between the Company and these VIEs are eliminated in the consolidated financial statements.
The aggregate carrying values of the VIEs’ assets and liabilities, after elimination of any intercompany transactions and balances, in the consolidated balance sheets were as follows:

December 31, 2021
Assets
Current assets
Cash	$1,754,929
Restricted cash	6,443,076
Accounts receivable, net	91,004
Income tax receivable	162,073
Inventory	1,199,662
Prepaid expenses	421,117
Indemnification asset	980,000
Total current assets	11,051,861
Property and equipment, net	5,110,894
Goodwill and intangible assets	61,724,905
Right-of-use assets - operating	12,199,466

Total assets	$90,087,126

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$6,724,680
Consideration payable – current portion	1,331,724
Operating lease liability – current portion	935,346

Total current liabilities	8,991,750
Operating lease liabilities	11,681,587
Deferred tax liabilities	7,563,419
Consideration payable	1,827,515

Total liabilities	$30,064,271

The assets and liabilities in the table above include the carrying value of the goodwill, intangible assets and fair value adjustments recognized as a result of the business combination (Note 11). Included in restricted cash is $6,443,076 that is only available to settle certain VIE obligations, and the creditors of $7,953,367 of the liabilities have no recourse against the Company.

TPCO Holding Corp.
Notes to the consolidated financial statements
(in United States dollars)
For years ended December 31, 2021 and 2020

35.
COVID-19
In March 2020, the World Health Organization categorized coronavirus disease 2019
(“COVID-19”)
as a pandemic.
COVID-19
continues to impact the U.S. and other countries across the world, and the duration and severity of its effects remain unknown. The Company continues to implement and evaluate actions to maintain its financial position and support the continuity of its business and operations in the face of this pandemic and other events.
The Company’s priorities during the
COVID-19
pandemic continue to be protecting the health and safety of its employees and its customers, following the recommended actions of government and health authorities. In the future, the pandemic may cause reduced demand for the Company’s products and services if, for example, the pandemic results in a recessionary economic environment or potential new restrictions on business operations or the movement of individuals.
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
The Company has incurred incremental costs to implement proactive measures to prevent the spread of
COVID-19.
Additionally, the Company closely monitors its supply chain and third-party product availability in light of the pandemic. To date, the business has not experienced negative consequences due to interruptions in its supply chain. However, the Company continues to undertake preemptive measures to ensure alternate supply sources as needed.
36. Subsequent events
Share issuance
Subsequent to December 31, 2021, the Company issued 2,120,240 shares
, of which 1,348,921 were issued to a related party related to the Marketing Arrangement described in Note 19
.
RSU Issuance
Subsequent to December 31, 2021, the Company issued 223,500 RSUs.
Lock-up
Agreements
On January 28, 2022, the Company announced a voluntary extension of the lock-up
agreements with certain members of the Company’s leadership team and the entire board of directors, covering over approximately 34,000,000 issued and outstanding common shares. Pursuant to the
lock-up
agreements, each counterparty has agreed that, subject to certain exceptions, they will not, without assign or dispose of any of their locked-up
shares until January 28, 2023.
Sale and leaseback agreement
Subsequent to the year end, the Company entered into a sale-leaseback arrangement on one of its properties. Under the arrangement, the Company will sell the property for $6,500,000, with $6,000,000 received on closing and $100,000 to be received annually over 5 years with 3% interest per annum. The Company will be committed to a minimum lease term of 5 years, with base rent of approximately $46,000 per month during the minimum lease term. The lease term can be extended at the option of the Company by two 5-year periods.

F-
5
2