Form 10-Q
period 2022-03-31
TPCO Holding Corp.
filed 2022-05-16
CIK 1876945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
of the Exchange Act).    Yes  ☐    No  ☒
As of May 16, 2022, there were 100,822,474 common shares of the registrant issued and outstanding.

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

i

PART I-FINANCIAL INFORMATION
Item 1. Financial Statements
Interim condensed consolidated financial statements
TPCO Holding Corp.
For the three months ended March 31, 2022 and 2021
(Unaudited)

TPCO Holding Corp.
Interim condensed consolidated balance sheets
(Unaudited, in United States dollars)

As at	Note	March 31, 2022	December 31, 2021
Assets
Current
Cash		$143,494,665	$165,310,609
Restricted cash and restricted cash equivalents		8,737,329	9,581,689
Accounts receivable, net	2 7	4,133,953	4,705,563
Income tax receivable		—	1,322,340
Inventory	5	26,973,697	27,239,651
Notes and other receivables, net	6	2,597,172	4,732,617
Prepaid expenses and other current assets	4	11,743,426	11,940,043

Total current asset		197,680,242	224,832,512

Investments	7	2,967,933	2,500,069
Security deposits		1,253,629	1,119,754
Prepaid expenses and other assets		800,453	756,968
Property and equipment	8	16,700,896	23,047,265
Right-of-use assets – operating	12	29,524,360	28,364,286
Right-of-use assets – finance	12	24,246,071	24,639,605
Intangibles	9	216,768,373	222,142,885
Goodwill	9	44,051,645	44,051,645

Total assets		$533,993,602	$571,454,989

Liabilities
Current
Accounts payable and accrued liabilities	11	$34,736,965	$41,625,317
Consideration payable – current portion		7,957,953	7,496,240
Operating lease liability – current portion	12	3,538,466	3,441,710
Finance lease liability – current portion	12	45,945	13,712
Cash settled share-based payments	16	4,655,302	5,166,666
Contingent consideration	2 7	255,495	943,131

Total current liabilities		51,190,126	58,686,776

Operating lease liabilities	12	28,964,147	27,786,545
Finance lease liabilities	12	36,730,574	36,774,714
Consideration payable		1,138,346	1,827,515
Deferred tax liabilities	21	42,764,079	43,847,866

Total liabilities		160,787,272	168,923,416

Mezzanine equity
Redeemable non-controlling interest	1 5	41,611,732	41,456,387

Total mezzanine equity		41,611,732	41,456,387

Shareholders’ equity
Common shares, no p ar value, unlimited Common shares authorized, 99,185,332 i ssued and outstanding at March 31, 2022 and 97,065,092 at December 31, 2021	17	—	—
Additional paid in capital		958,314,148	954,102,859
Accumulated deficit		(626,719,550)	(593,027,673)

Total shareholders’ equity		331,594,598	361,075,186

Total liabilities, mezzanine equity and shareholders’ equity		$533,993,602	$571,454,989

Commitments and contingencies (Note 26)
Subsequent events (Note 32)
See accompanying notes to the interim condensed consolidated financial statements

TPCO Holding Corp.
Interim condensed consolidated statements of operations and comprehensive (loss) income
(Unaudited, in United States dollars)

		Three months ended
	Note	March 31, 2022	March 31, 2021
Sales, net of discounts	14	$33,231,191	$39,917,388
Cost of sales		25,046,809	32,874,268

Gross profit		8,184,382	7,043,120

Impairment loss	13	—	58,030,387
Operating expenses	22	40,615,443	62,971,834

Loss from operations		(32,431,061)	(113,959,101)

Other income (expense)
Interest expense		(1,250,568)	(1,173,872)
Loss on disposal of assets	1 2	(254,473)	—
Change in fair value of investments	7	297,864	—
Change in fair value of contingent consideration	28	388,622	131,093,854
Other income		307,956	(110,249)

		(510,599)	129,809,733

(Loss) Income before income taxes		(32,941,660)	15,850,632

Income tax (expense) recovery	2 1	(594,872)	3,210,622

(Loss) income and comprehensive (loss) income		$(33,536,532)	$19,061,254

(Loss) income and comprehensive (loss) income attributable to shareholders of the company		$(33,691,877)	$19,061,254
Income and comprehensive income attributable to redeemable non-controlling interest		155,345	—

(Loss) income and comprehensive (loss) income		$(33,536,532)	$19,061,254

(Loss) income per share
Basic	20	$(0.34)	$0.23
Diluted	20	$(0.34)	$0.21

Weighted average number of common shares
Basic	20	98,820,648	84,413,911
Diluted	20	98,820,648	85,633,687

See accompanying notes to the int
e
rim condensed consolidated financial statements

TPCO Holding Corp.
Interim condensed consolidated statements of changes in shareholders’ (deficit) equity
(Unaudited, in United States dollars)

		Number of
	Note	Common Shares	Warrants	Class B Shares	Common Shares to be Issued	Additional Paid in Capital	Accumulated Deficit	Total

Balance December 31, 2020		—	35,837,500	15,218,750	—	$(21,886,268)	$(6,463,606)	$(28,349,874)

Conversion to Class B shares		14,655,547	—	(14,655,547)	—	—	—	—
Founders’ shares forfeited		—	—	(563,203)	—	(496,057)	496,057	—
Shares issued in a private placement		6,313,500	—	—	—	63,135,000	—	63,135,000
Conversion of Class A restricted voting shares		31,407,336	—	—	—	318,303,338	—	318,303,338
Shares issued for long-term strategic contracts	16	2,376,425	—	—	—	25,000,000	—	25,000,000
Shares issued in the Qualifying Transaction		41,808,021	—	—	1,355,258	546,447,112	—	546,447,112
Shares issued to extinguish liabilities in the Qualifying Transaction		336,856	—	—	—	4,264,597	—	4,264,597
Contingent shares to be issued in the Qualifying Transaction		—	—	—	187,380	2,372,231	—	2,372,231
Replacement options issued in a business acquisition		—	—	—	—	4,199,788	—	4,199,788
Share-based compensation	19	—	—	—	—	5,305,408	—	5,305,408
Net income		—	—	—	—	—	19,061,254	19,061,254

Balance March 31, 2021		96,897,685	35,837,500	—	1,542,638	$946,645,149	$13,093,705	$959,738,854

Balance December 31, 2021		97,065,092	35,837,500	—	743,768	954,102,859	(593,027,673)	361,075,186

Shares issued for long-term strategic contract	16	1,348,921	—	—	—	1,875,000	—	1,875,000
Shares issued to settle contingent consideration	17	569,939	—	—	(305,325)	299,014	—	299,014
Shares issued for RSUs vested	17, 19	201,380	—	—	—	—	—	—
Tax settlements associated with RSUs		—	—	—	—	(204,802)	—	(204,802)
Share-based compensation	19	—	—	—	—	2,242,077	—	2,242,077
Net loss		—	—	—	—	—	(33,691,877)	(33,691,877)

Balance March 31, 2022		99,185,332	35,837,500	—	438,443	$958,314,148	$(626,719,550)	$331,594,598

See accompanying notes to the interim condensed consolidated financial statements

TPCO Holding Corp.
Interim condensed consolidated statements of cash flows
(Unaudited, in United States dollars)

			Three months ended
	Note		March 31, 2022	March 31, 2021
Cash provided by (used in)
Operating activities
Net (loss) income			$(33,536,532)	$19,061,254
Adjustments for items not involving cas h
Impairment loss		13	—	58,030,387
Interest expense			1,250,568	1,173,872
Interest income			(26,932)	—
Loss on disposal of assets	8, 12		254,473	—
Allowance for accounts receivable and notes receivable			2,249,706	174,111
Fair value change of investments	7		(297,864)	—
Depreciation and amortization	22		6,473,711	7,327,263
Shares issued for long-term strategic contracts	1 6		—	25,000,000
Share-based compensation expense, net of withholding tax settlement			2,037,275	8,127,779
Non-cash marketing expense	1 6		1,363,636	1,075,758
Non-cash operating lease expense	12		1,824,078	1,118,088
Fair value change of contingent consideration	27		(388,622)	(131,093,854)
Deferred income tax recovery	21		(1,083,787)	(3,405,622)
Repayment of operating lease liabilities			(1,614,967)	(865,071)
Net changes in non-cash working capital items	23		(4,345,366)	(38,931,471)

Total operating activities			(25,840,623)	(53,207,506)

Financing activities
Receipt of payments on notes receivable			186,106	—
Repayment of consideration payable			(383,333)	—
Repayment of finance lease liabilities			(1,116,504)	(722,700)
Proceeds from private placement			—	51,635,000
Redemption of Class A restricted voting shares			—	(264,318,686)
Repayment of line of credit			—	(1,000,000)

Total financing activities			(1,313,731)	(214,406,386)

Investing activities
Net cash paid in the Qualifying Transaction			—	(28,143,886)
Purchases of property and equipment	8		(1,124,990)	(532,208)
Proceeds from sale of property and equipment, net of selling costs	12		5,769,040	—
Acquisition of investments	7		(150,000)	—

Total investing activities			4,494,050	(28,676,094)

Net change in cash during the period			(22,660,304)	(296,289,986)
Cash, restricted cash and restricted cash equivalents Beginning of period			$174,892,298	$582,622,025

End of period			$152,231,994	$286,332,039

Cash			143,494,665	281,025,634
Restricted cash and restricted cash equivalents			8,737,329	5,306,405

Cash, restricted cash and restricted cash equivalents			$152,231,994	$286,332,039

Supplemental cash-flow information (Note 23)
See accompanying notes to the interim condensed consolidated financial statements

TPCO Holding Corp.
Notes to the interim condensed consolidated financial statements
(Unaudited, in United States dollars)
For the three months ended March 31, 2022 and 2021

1. Nature of operations
TPCO Holding Corp. (“TPCO” or the “Company”) was a special purpose acquisition corporation incorporated on June 17, 2019 under the laws of the Province of British Columbia for the purpose of effecting, directly or indirectly, an acquisition of one or more businesses or assets, by way of merger, amalgamation, arrangement, share exchange, asset acquisition, share purchase, reorganization, or any other similar business combinations involving the Company (a “Qualifying Transaction”). As more fully described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “10-K”), the Company completed the Qualifying Transaction on January 15, 2021 and at which time the Company changed its name to TPCO Holding Corp.

The Company’s registered office is located at 595 Burrard Street, Suite 2600, P.O. Box 49314, Vancouver, BC, V7X 1L3, Canada, and the Company’s head office is located at 1550 Leigh Avenue, San Jose, California, 95125, United States of America. Commencing on the date of the Qualifying Transaction, the Company became integrated as a cultivator, retailer, manufacturer and distributor of adult use cannabis products through the sale to omni-channel retail and wholesale customers under the “Medical Marijuana Programs Act” and the proposition 64 “The Adult Use of Marijuana Act”.
The common shares of the Company are listed on the Aequitas NEO Exchange (“NEO”) and the OTCQX Best Market tier of the electronic over-the-counter marketplace operated by OTC Markets Groups Inc. (“OTCQX”) under the trading symbols “GRAM.U” and “GRAMF”, respectively. The warrants of the Company are listed on the NEO under the trading symbol “GRAM.WT.U”.

2. Basis of presentation
These accompanying interim condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”).
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
Certain information and footnote disclosures normally included in the audited annual consolidated financial statements prepared in accordance with GAAP have been omitted or condensed. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s 10-K and have been prepared on a basis consistent with the accounting policies as described in the 10-K.

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

ii)	Use of estimates
The preparation of these interim condensed consolidated financial statements and accompanying notes in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ from those estimates.

TPCO Holding Corp.
Notes to the interim condensed consolidated financial statements
(Unaudited, in United States dollars)
For the three months ended March 31, 2022 and 2021

2. Basis of presentation
(continued)

iii)	Emerging growth company
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

3. Significant accounting policies
(i
)
Sale lease back
From time to time, the Company may enter into sale-leaseback transactions pursuant to which the Company sells the property to a third party and agrees to lease the property back for a certain period of time. To determine whether the transfer of the property should be accounted for as a sale, the Company evaluates whether it has transferred control to the third party in accordance with the revenue recognition guidance set forth in ASC 606 -
Revenue
.
If the transfer of the asset is deemed to be a sale at market terms, the Company recognizes the transaction price for the sale based on the proceeds, derecognizes the carrying amount of the underlying asset and recognizes a gain or loss in the consolidated statements of operations and comprehensive loss for any difference between the carrying value of the asset and the transaction price. The Company then accounts for the leaseback in accordance with its lease accounting policy.
If the transfer of the asset is determined not to be a sale at market terms, the Company accounts for the transaction as a financing arrangement, and accordingly no sale is recognized. The Company retains the historical costs of the property and the related accumulated depreciation on its books and continues to depreciate the property over the lesser of its remaining useful life or its initial lease term. The asset is presented within property and equipment, net on the consolidated balance sheets. All proceeds from these transactions are accounted for as finance obligations and presented as non-current obligation on the consolidated balance sheets. A portion of the lease payments is recognized as a reduction of the financing obligation and a portion is recognized as interest expense based on an imputed interest rate.

TPCO Holding Corp.
Notes to the interim condensed consolidated financial statements
(Unaudited, in United States dollars)
For the three months ended March 31, 2022 and 2021

3. Significant accounting policies
(continued)

(ii) Account standards adopted
Debt with conversion options and other options
In August 2020, the FASB issued ASU
2020-06,
Debt – Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU
2020-06”),
which is intended to address issues identified as a result of the complexity associated with applying GAAP for certain financial instruments with characteristics of liabilities and equity. The Company adopted ASU
2020-06
effective January 1, 2022, and such adoption did not have a material effect on its interim condensed consolidated financial statements.
Government Assistance
In November 2021, the FASB issued ASU
2021-10,
Government Assistance (Topic 832) (“ASU
2021-10”).
This ASU requires business entities to disclose information about government assistance they receive if the transactions were accounted for by analogy to either a grant or a contribution accounting model. The disclosure requirements include the nature of the transaction and the related accounting policy used, the line items on the balance sheets and statements of operations that are affected and the amounts applicable to each financial statement line item and the significant terms and conditions of the transactions. The Company adopted ASU
2021-10
effective January 1, 2022, and as the Company did not have any government assistance outstanding, such adoption did not have an effect on its interim condensed consolidated financial statements.

TPCO Holding Corp.
Notes to the interim condensed consolidated financial statements
(Unaudited, in United States dollars)
For the three months ended March 31, 2022 and 2021

4. Prepaid expenses and other current assets

	March 31, 2022	December 31, 2021
Prepaid expenses	$185,198	$109,929
Prepaid insurance	2,019,600	1,560,840
Prepaid inventory	822,829	2,188,881
Prepaid rent	650,000	650,000
Other prepaid assets	2,021,644	1,386,238
Indemnification assets	6,044,155	6,044,155

	$11,743,426	$11,940,043

5. Inventory

	March 31, 2022	December 31, 2021
Packaging supplies	$4,567,831	$2,784,846
Biological assets	959,521	1,371,749
Raw materials	2,888,068	2,284,344
Work in progress	3,928,508	3,445,426
Finished goods	14,629,769	17,353,286

	$26,973,697	$27,239,651

6. Notes receivable

	March 31, 2022	December 31, 2021
Upfront payment	$5,650,000	$5,650,000
Promissory note receivable	754,202	543,560
Other receivable	1,200,000	1,200,000

Total notes receivable	7,604,202	7,393,560
Less allowance for credit losses	(5,007,030)	(2,660,943)

Note receivable	$2,597,172	$4,732,617

7. Investments

	Marketable securities	Non- marketable securities	Available for sale securities	Other	Total
Balance, December 31, 2021	$860,496	$591,545	$1,048,028	$—	$2,500,069
Acquired in the period	—	—	—	150,000	150,000
Interest income	—	—	20,000	—	20,000
Change in fair value	297,864	—	—	—	297,864

Balance, March 31, 2022	$1,158,360	$591,545	$1,068,028	$150,000	$2,967,933

TPCO Holding Corp.
Notes to the interim condensed consolidated financial statements
(Unaudited, in United States dollars)
For the three months ended March 31, 2022 and 2021

8. Property and equipment

	Leasehold improvements	Production equipment	Furniture and fixtures	Vehicles	Office equipment	Building	Total
Gross carrying amount

Balance, December 31, 2021	$13,861,757	$3,522,913	$858,859	$689,180	$1,065,000	$6,549,489	$26,547,198
Additions	1,124,990	—	—	—	—	—	1,124,990
Disposals	—	—	—	—	—	(6,549,489)	(6,549,489)

Balance, March 31, 2022	$14,986,747	$3,522,913	$858,859	$689,180	$1,065,000	$—	$21,122,699

Depreciation

Balance, December 31, 2021	$1,740,847	$1,150,370	$197,477	$115,919	$213,454	$81,866	$3,499,933
Additions	399,678	415,953	46,498	54,721	86,886	54,294	1,058,030
Disposals	—	—	—	—	—	(136,160)	(136,160)

Balance, March 31, 2022	$2,140,525	$1,566,323	$243,975	$170,640	$300,340	$—	$4,421,803

Carrying amount December 31, 2021	$12,120,910	$2,372,543	$661,382	$573,261	$851,546	$6,467,623	$23,047,265

Carrying amount March 31, 2022	$12,846,222	$1,956,590	$614,884	$518,540	$764,660	$—	$16,700,896

Depreciation expense for the three months ended March 31, 2022 was $1,058,030 (March 31, 2021 - $754,401).
As at March 31, 2022, the Company has leasehold improvements of $2,091,182
(December 31, 2021 - $966,192) in progress which are not available for use and therefore not depreciated.
Refer to Note 12 for additional information on the building disposal.

1
1

TPCO Holding Corp.
Notes to the interim condensed consolidated financial statements
(Unaudited, in United States dollars)
For the three months ended March 31, 2022 and 2021

9
. Goodwill and intangibles

		Intangible assets
	Goodwill	License	Cultivation Network	Brand	Customer Relationship	Total
Gross carrying amount
Balance, December 31, 2021	$44,051,645	$124,710,293	$1,505,000	$116,700,360	$2,920,000	$245,835,653
Additions	—	—	—	—	—	—
Disposals	—	—	—	—	—	—

Balance, March 31, 2022	$44,051,645	$124,710,293	$1,505,000	$116,700,360	$2,920,000	$245,835,653

Amortization
Balance, December 31, 2021		$17,572,144	$547,594	$5,264,606	$308,424	$23,692,768
Additions		3,734,320	39,617	1,519,464	81,111	5,374,512
Disposals		—	—	—	—	—

Balance, March 31, 2022		$21,306,464	$587,211	$6,784,070	$389,535	$29,067,280

Carrying amount December 31, 2021	$44,051,645	$107,138,149	$957,406	$111,435,754	$2,611,576	$222,142,885

Carrying amount March 31, 2022	$44,051,645	$103,403,829	$917,789	$109,916,290	$2,530,465	$216,768,373

Amortization expense for the three months ended March 31, 2022 was $5,374,512

(March 31, 2021 - $6,333,342).
The following table outlines the estimated future annual amortization expense related to intangible assets as of March 31, 2022:

Estimated Amortization
Remainder of 2022	$17,024,698
2023	18,090,898
2024	14,735,121
2025	14,640,080
2026	14,582,580
Thereafter	137,694,996

$216,768,373

1
2

TPCO Holding Corp.
Notes to the interim condensed consolidated financial statements
(Unaudited, in United States dollars)
For the three months ended March 31, 2022 and 2021

10. Business combinations

(i) Coastal
On October 1, 2021, the Company executed a Unit Purchase Agreement (the “Purchase Agreement”) to acquire 100% equity interest in Coastal Holding Company, LLC (“Coastal Holding”). The closing of the transaction is subject to multiple conditions, including the receipt of municipal approval to transfer licenses at seven (7) locations.
At the same time, the Company advanced $20,700,000 of cash to Coastal Holding, as well as entered into Management Service Agreements (“MSA’s”) with Coastal Holding and certain of its subsidiaries (collectively “Coastal”). As part of the arrangement, the Company received 9.5% direct interest in Varda Inc., an operating dispensary, as well as an agreement to acquire the remaining 90.5% for $4,500,000 when approval for the transfer of that entity’s license is received.
The Purchase Agreement and the MSA’s grant the Company the power to manage and make decisions that affect the operations of Coastal and Varda Inc., including the management and development of dispensary operations. Pursuant to the Purchase Agreement and MSA’s with Coastal, the Company is entitled to a management fee equal to 100% of the revenues generated and is responsible for 100% of the costs and expenses of Coastal. With respect to Varda Inc., the Company is entitled to 100% of the revenues generated and is
 responsible for 100% of the costs and expenses, while the
non-controlling
interest (“NCI”) holder is entitled to 45.25% of any profit distributions.
As a result, the Company has determined that Coastal and Varda Inc. are VIEs and the Company is the primary beneficiary by reference to the power and benefits criterion under ASC 810,
Consolidation
. The transaction has been accounted for as a business combination under ASC 805 with 100% of the equity interest in Coastal and 90.5% of the equity interest in Varda Inc., being presented as redeemable NCI.
Upon closing of the transaction, the funds advanced to Coastal Holding will be forgiven and the NCI will be redeemed by issuing shares of the Company’s subsidiary, Coast L Acquisition Corp, which are exchangeable into shares of the Company on a one-for-one
basis. The number of shares to be issued is based on an initial value of $39,880,000, with adjustments for various holdbacks and claw-backs. The claw-backs relate to certain liabilities of Coastal Holding that are to be extinguished by the current equity owners with the $20,700,000 of cash advanced by the Company.
The number of shares to be issued becomes fixed at various points during the closing period as milestones, which are primarily receipt of approval for licenses to transfer, are met. Although the NCI is not redeemable in cash, it has been presented as mezzanine equity as there is no limit in the arrangement on the number of shares that may be issued. The Company has the right to pay cash in lieu of common shares of the Company to the extent the payment of common shares is prohibited or limited by applicable stock exchange rules.
(ii) Calma Weho, LLC (“Calma”)
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

1
3

TPCO Holding Corp.
Notes to the interim condensed consolidated financial statements
(Unaudited, in United States dollars)
For the three months ended March 31, 2022 and 2021

10. Business combinations
(continued)

Because the acquisition of the remaining 15% interest is contingent upon local regulations permitting, and the obligation is to be settled in shares and not in cash or other assets, the Company has presented the 15% as redeemable non-controlling
interest in the interim condensed consolidated balance sheet.
(iii) Kase’s Journey
On August 2, 2021, the Company, through its wholly owned subsidiary Caliva CARECE1 LLC, acquired all of the issued and outstanding equity interests of Kase’s Journey Inc., an operating retail dispensary located in Ceres, California, from the existing shareholders for $1,300,000 cash, subject to adjustments, and $1,221,902 of consideration payable.
(iv) Martian Delivery
On August 16, 2021, the Company, through its wholly owned subsidiary TPCO US Holding LLC, acquired all of the issued and outstanding membership interests of Martian Delivery LLC, an operating retail dispensary located in the City of Sacramento, California, from the existing shareholders for $237,500 cash and $237,500 in promissory notes payable.

The Company is still in the process of assessing the fair value of the net assets acquired, liabilities assumed and measurement of consideration, and, as a result, the fair value of the net assets acquired may be subject to adjustments pending completion of final valuations and post-closing adjustments. Management will finalize the accounting for the acquisitions no later than one year from the date of the respective acquisition date and will reflect these adjustments in the reporting period in which the adjustments are determined. Differences between these provisional estimates and the final acquisition accounting may occur and these differences could have a material impact on the Company’s future financial position and results of operations.

11. Accounts payable and accrued liabilities

	March 31, 2022	December 31, 2021
Trade payables	$6,192,320	$8,390,991
Other accrued expenses	5,303,103	7,288,466
Accrued payroll expenses	2,288,410	1,326,493
Accrued severance expenses	1,235,150	1,331,365
Accrued income and other taxes	15,906,843	19,062,306
Goods received but not yet invoiced	3,811,139	4,225,696

	$34,736,965	$41,625,317

1
4

TPCO Holding Corp.
Notes to the interim condensed consolidated financial statements
(Unaudited, in United States dollars)
For the three months ended March 31, 2022 and 2021

12. Leases
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
The following table provides the components of lease cost:

	March 31, 2022	March 31, 2021
Operating lease costs	$1,824,078	$1,118,088
Short term lease expense	73,749	50,899

Lease expense	1,897,827	1,168,987

Finance lease cost:
Depreciation and amortization of lease assets	393,534	456,556
Interest on lease liabilities	1,104,601	931,079

Finance lease cost	1,498,135	1,387,635

Total lease costs	$3,395,962	$2,556,622

The maturity of the contractual undiscounted lease liabilities as of March 31, 2022:

	Operating Lease	Finance Lease
Remainder of 2022	$5,884,559	$3,376,939
2023	6,294,684	4,625,156
2024	5,878,102	4,763,910
2025	5,690,149	4,906,828
2026	5,274,121	5,054,033
Thereafter	23,622,067	64,884,896

Total undiscounted lease liabilities	52,643,682	87,611,762
Interest on lease liabilities	(20,141,069)	(50,835,243)

Total present value of minimum lease payments	32,502,613	36,776,519
Lease liability – current portion	3,538,466	45,945

Lease liability	$28,964,147	$36,730,574

Additional information on the
right-of-use
assets is as follows:

	Operating lease	Finance lease
Gross carrying amount
Balance, December 31, 2021	$30,980,801	$26,258,698
Additions (i)	2,163,935	—
Disposals	—	—

Balance, March 31, 2022	$33,144,736	$26,258,698

Depreciation
Balance, December 31, 2021	$2,616,515	$1,619,093
Additions	1,003,861	393,534

Balance, March 31, 2022	$3,620,376	$2,012,627

Carrying amount December 31, 2021	$28,364,286	$24,639,605

Carrying amount March 31, 2022	$29,524,360	$24,246,071

The Company capitalized $352,365 of depreciation to inventory for the three months ended March 31, 2022 (March 31, 2021 - $217,036).

1
5

TPCO Holding Corp.
Notes to the interim condensed consolidated financial statements
(Unaudited, in United States dollars)
For the three months ended March 31, 2022 and 2021

12. Leases
(continued)

i) During the three month period ended March 31, 2022, the Company entered into a sale-leaseback arrangement whereby it sold its building for $6,500,000 less closing costs and entered into a lease with the buyer for a non-cancellable period of five years with the option to extend the lease for three additional five year periods. The Company received $6,000,000 upfront and received
a promissory note for $500,000 which is payable over five years. The fair value of the promissory note on initial recognition was $389,816. The Company recorded a loss on sale which was calculated as follows:

March 31, 2022
Sale price	$6,389,816
Selling costs	(230,960)
Carrying value of building	(6,413,329)

Loss on disposal of asset	$(254,473)

13. Impairment

	Three months ended
	March 31, 2022	March 31, 2021
Non-THC business	$—	$58,030,387

In February 2021, the Company became committed to a plan to sell its non-THC
business, which was acquired as part of the Caliva and OGE and LCV acquisitions on January 15, 2021. As a result of the decision to sell, the assets were tested for impairment and an impairment loss o
f $58,030,387 was recognized.

14. Revenue
The following table represents the Company’s disaggregated revenue by sales channel:

	Three months ended
	March 31, 2022	March 31, 2021
Omni-channel retail	$19,087,337	$9,698,133
Wholesale	14,143,854	30,219,255

	$33,231,191	$39,917,388

15. Redeemable
non-controlling
interest
The following table summarizes the redeemable NCI as at March 31, 2022:

	Coastal Holding (a)	Varda Inc. (b)	Calma (c)	Total
Balance, December 31, 2021	$35,307,459	$4,648,928	$1,500,000	$41,456,387

Net (loss) income attributable to redeemable non-controlling interest	(93,349)	248,694	—	155,345

Balance, March 31, 2022	$35,214,110	$4,897,622	$1,500,000	$41,611,732

a)
The Company is obligated to acquire 100% of the equity in Coastal Holding when the transaction closes, which is contingent upon various conditions including approval for licenses to transfer in seven (7) locations. As at March 31, 2022, the number of shares that would be required to redeem the NCI is approximately 21,100,000.

Refer to Note 10.

b)
The Company is obligated to acquire the remaining 90.5% of Varda Inc. when regulatory approval is received for the license to transfer for $4,500,000 to be settled in cash. The carrying amount of the NCI includes income allocation as per the agreement.

Refer to Note 10.

c)
The Company is obligated to acquire the Class A shares of Calma when regulatory approval is received for the license to transfer. The Calma NCI will be redeemed for a variable number of shares to the value of $1,500,000. The number of shares that would be required to redeem the Calma NCI as at March 31, 2022 is approximately 1,210,000.

Refer to Note 10.

1
6

TPCO Holding Corp.
Notes to the interim condensed consolidated financial statements
(Unaudited, in United States dollars)
For the three months ended March 31, 2022 and 2021

16. Long term strategic contracts
Marketing Agreement (“MA”)
The Company has engaged a third-party for strategic and promotional services. During the three months ended March 31, 2021, the Company issued

2,376,425

common shares in settlement of the initial $25,000,000. As the shares vested immediately, the full amount of the $25,000,000 has been recognized as an expense in operating expenses during the three months ended March 31, 2021.
The Company is obligated to issue shares to the value of $1,875,000 quarterly over the second and third year of the contract. During the three months ended March 31, 2022, the Company issued 1,348,921 common shares to settle the first quarterly payment.
The Company recognized an expense of $1,363,636 during the three months ended March 31, 2022 (March 31, 2021 - $1,075,758) in operating expenses as a sales and marketing expense. As at March 31, 2022, the cash-settled liability is $4,655,302 (December 31, 2021 - $5,166,666).
The arrangement can be terminated by the counterparty in certain circumstances, one of which is any change of control of the Company. In that case, the Company is required to settle the agreement in a lump sum payment that consists of all unpaid amounts. As at March 31, 2022, the amount that the Company would be liable for if the contract is terminated is $13,125,000.
Brand Strategy Agreement (“BSA”)
The Company is party to the BSA whereby the Company receives the services of Shawn C. Carter p/k/a JAY-Z’s related promotion and advertising for the remaining non-cancellable period of 5 years. The Company is committed to settle
 $21,500,000
in either cash or common shares at the option of the counterparty over the remaining non-cancellable period.
The Company is recognizing the cost associated with the arrangement over the same period it is receiving services.
During the three months ended March 31, 2022, the Company recognized an expense of $1,104,167 (March 31, 2021 - $871,065)
in operating expenses related to this arrangement an
d $287,731
accounts payable and accrued liabilities as at March 31, 2022 (December 31, 2021 -
$2,183,565
). During the three months ended March 31, 2022, the Company made a cash payment of $3,000,000 (March 31, 2021- $2,000,000).
The agreement can be terminated by the counterparty in certain circumstances, including a change in control of the Company or an involuntary de-listing.
In these circumstances, the Company will be obligated to pay damages equal to $18,500,000 less the amount already paid under the arrangement. As at March 31, 2022, the amount of damages that the Company would be liable for if the contract is terminated was $13,500,000.

TPCO Holding Corp.
Notes to the interim condensed consolidated financial statements
(Unaudited, in United States dollars)
For the three months ended March 31, 2022 and 2021

1
7
. Shareholders’ equity
Common shares

a)	Authorized
The Company is authorized to issue an unlimited number of common shares with no par value.

a)	Common shares issued

Number of common shares
Balance, December 31, 2021	97,065,092

(i) Shares issued to settle contingent consideration	305,325
(ii) Shares issued to settle contingent consideration	264,614
Shares issued for Marketing Arrangement (Note 16)	1,348,921
Shares issued for vested RSUs (Note 19)	201,380

Balance, March 31, 2022	99,185,332

(i)
During the year ended December 31, 2021, the Company settled a portion of the contingent shares to be issued as part of the Qualifying Transaction. During the three months ended March 31, 2022, 305,325 shares were issued, which were previously included in shares to be issued.

(ii)
During the three months ended March 31, 2022, the Company issued 264,614 common shares related to contingent consideration in the acquisition of LCV. The common shares were issued as the related contingency was resolved.

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
shares until January 28, 2023.

18. Warrants
The following table reflects the continuity of warrants:

	Number of Warrants	Weighted Average Exercise Price
Balance, December 31, 2021 and March 31, 2022	35,837,500	$11.50

The warrants expire on January 14, 2026. The Company has the right to accelerate expiry of the warrants (excluding the warrants held by the Subversive Capital Sponsor LLC in certain circumstances),

if for any 20 trading days in a
30-day
trading period the closing price of the share is $18.00 or greater.

19
. Share-based compensation
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
The Company options outstanding relate to replacement options issued in a business combination that occurred in 2021

TPCO Holding Corp.
Notes to the interim condensed consolidated financial statements
(Unaudited, in United States dollars)
For the three months ended March 31, 2022 and 2021

19
. Share-based compensation
(continued)

The following table reflects the continuity of the share options during the three months ended March 31, 2022:

	March 31, 2022
	Number of options	Weighted average exercise price $	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding, beginning of period	756,703	7.85
Expired	(30,054)	9.94
Forfeited	(68,243)	8.13

Outstanding, end of period	658,406	7.72	6.42 years	$0.00

Vested and expected to vest in the future	623,668	7.72	6.21 years	$0.12

Exercisable	468,622	7.73	5.54 years	$0.12

As at March 31, 2022, there was $688,540 of total unrecognized compensation cost related to non-vested
replacement options. That cost is expected to be recognized over a weighted average period of 2.35 years.
(b) Equity-settled RSUs
The following table reflects the continuity of RSUs granted during the three months ended March 31, 2022:

	March 31, 2022
	Number of RSUs	Weighted average grant date fair value $

Outstanding, beginning of period	3,310,020	7.21
Granted	223,500	1.40
Vested	(398,714)	7.93
Forfeited	(284,163)	9.03

Outstanding, end of period	2,850,643	6.36

As at March 31, 2022, there was $8,490,993 of total unrecognized compensation cost related to non-vested
RSUs. That cost is expected to be recognized over a weighted average period of 2.53 years. The total fair value of shares vested during the three months ended March
 31, 2022, was $532,222.
Of the 398,714 RSUs that vested, 201,380 were settled in shares and 197,334 were settled in cash to cover withholding taxes on behalf of the employees
.
The range of grant date fair values related to RSUs granted during the three months ended March 31, 2022 was $1.30 - $1.41.

TPCO Holding Corp.
Notes to the interim condensed consolidated financial statements
(Unaudited, in United States dollars)
For the three months ended March 31, 2022 and 2021

19. Share-based compensation
(continued)

The Company estimates forfeitures based on historical forfeiture trends. If actual forfeiture rates are not consistent with the Company’s estimates, the Company may be required to increase or decrease compensation expenses in future periods.
During the three months ended March 31, 2022 and 2021, the Company recognized the following total compensation expense, net of estimated forfeitures:

	Three months ended
	March 31, 2022	March 31, 2021
Options	$231,494	$676,607
Equity-settled RSUs	2,010,583	782,775
Cash-settled RSUs	—	2,822,371
Rights to contingent consideration	—	3,846,026

	$2,242,077	$8,127,779

20. (Loss) earnings per share

	Three months ended
	March 31, 2022	March 31, 2021
(Loss) income available to common shareholders	$(33,691,877)	$19,061,254
Consequential effect on profit or loss from the assumed conversion of cash-settled share-based payments	—	(679,339)

(Loss) income available to common shareholders adjusted for the effect of dilution	$(33,691,877)	$18,381,915

Weighted average number of shares, basic	98,820,648	84,413,911
Dilutive securities – RSUs	—	24,063
Dilutive securities – Other share-based payments	—	1,195,713
Weighted average number of shares, diluted	98,820,648	85,633,687

Basic (loss) earnings per share	$(0.34)	$0.23
Diluted (loss) earnings per share	(0.34)	0.21
Approximately 63,407,960 of potentially dilutive securities for the three months ended March 31, 2022 were excluded in the calculation of diluted loss per share as their impact would have been anti-dilutive.

21. Income taxes
The following table summariz
e
s the Company’s income tax exp
e
nse and effective tax rates for the three months ended March 31, 2022 and 2021:

	Three months ended
	March 31, 2022	March 31, 2021
(Loss) income before income taxes	$(32,941,660)	$15,850,632
Income tax (expense) recovery	$(594,872)	3,210,622
Effective tax rate	1.81%	20.26%

2
0

TPCO Holding Corp.
Notes to the interim condensed consolidated financial statements
(Unaudited, in United States dollars)
For the three months ended March 31, 2022 and 2021

21. Income taxes
(continued)

The Company has computed its provision for income taxes under the discrete method which treats the year-to-date
period as if it were the annual period and determines the income tax expense or benefit on that basis. The discrete method is applied when application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. The Company believes that, at this time, the use of this discrete method is more appropriate than the annual effective tax rate method as the estimated annual effective tax rate method is not reliable due to the high degree of uncertainty in estimating annual pre-tax
income due to the industry within which the Company operates.
Due to its cannabis operations, the Company is subject to the limitations of Internal Revenue Code (“IRC”) Section 280E under which the Company is only allowed to deduct expenses directly related to sales of product. This results in permanent differences between ordinary and necessary business expenses deemed non-allowable
under IRC Section 280E.
The effective tax rate for the three months ended March 31, 2022 varies from the three months ended March 31, 2021, primarily due to the reduction in non-deductible
expenses as a proportion of total expenses in the current year. The Company incurs expenses that are not deductible due to IRC Section 280E limitations which results in significant income tax expense.
The Company operates in a number of tax jurisdictions and are subject to examination of its income tax returns by tax authorities in those jurisdictions who may challenge any item on those returns. Significant judgment is required in evaluating the Company’s uncertain tax positions and determining the provision for income taxes.

The Company’s unrecognized tax assets were approximatel
y $44,688,033 and $42,459,208 as at March 31, 2022 and December 31, 2021, respectively
The federal statute of limitation remains open for the 2019 tax year to the present. The state income tax returns generally remain open for the 2018 tax year through the present. Net operating losses arising prior to these years are also open to examination if and when utilized.

22. Operating expenses

	Three months ended
	March 31, 2022	March 31, 2021
General and administrative	$13,630,882	$9,360,832
Allowance for accounts receivable and notes receivable	2,249,706	174,111
Sales and marketing	3,415,737	28,995,745
Salaries and benefits	10,705,503	7,817,117
Share-based compensation (Note 19)	2,242,077	8,127,779
Lease expense (Note 12)	1,897,827	1,168,987
Depreciation of property and equipment and amortization of right-of-use assets	1,099,199	993,921
Amortization of intangible assets (Note 9)	5,374,512	6,333,342

	$40,615,443	$62,971,834

2
1

TPCO Holding Corp.
Notes to the interim condensed consolidated financial statements
(Unaudited, in United States dollars)
For the three months ended March 31, 2022 and 2021

23. Supplemental cash flow information

	Three months ended
Change in working capital	March 31, 2022	March 31, 2021
Accounts receivable	$667,991	$(645,202)
Income tax receivable	1,698,115	—
Inventory	618,319	(7,338,212)
Prepaid expenses and other current assets	196,617	(4,037,661)
Security deposits	(133,875)	(9,000)
Prepaid expenses	(43,485)	45,097
Accounts payable and accrued liabilities	(7,349,048)	(26,946,493)

	$(4,345,366)	$(38,931,471)

24. Related party transactions and balances

The following table outlines the amounts paid to a related party:

	Three months ended
	March 31, 2022	March 31, 2021
Lease payments – interest and principal (i)	$1,345,997	$857,039
Administrative fees and other costs	—	5,000

	$1,345,997	$862,039

(i)
A director of the Company is a close family member to an owner of R&C Brown Associates, LP (“R&C”). The Company has 2 operating leases and 1 finance lease with R&C. Included in lease liabilities and right-of-use
assets as at March 31, 2022 is $40,937,009 (December 31, 2021 - $41,053,363) and $27,550,124 (December 31, 2021 - $28,035,112), respectively, with respect to leases with R&C.

In addition to the items described above, the Company entered into the following transaction with a related party:

(i)
The counterparty to the Marketing Agreement described in Note 16 became a related party in May 2021, when its Chief Executive Officer joined the Company’s Board of Directors. During the three months ended March 31, 2022, the Company expensed $1,363,636 related to the Marketing Agreement.

25. Segmented information
The Company’s operations comprise a single operating segment engaged in the cultivation, manufacturing, distribution and sale of cannabis within the State of California. All revenues we
re generated in the State of California for the three months ended March 31, 2022 and 2021 and all property and equipment, right-of-use
assets and intangible assets
we
re located in the State of California.

2
2

TPCO Holding Corp.
Notes to the interim condensed consolidated financial statements
(Unaudited, in United States dollars)
For the three months ended March 31, 2022 and 2021

26. Commitments and contingencies

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
The Company formed Social Equity Ventures LLC (“SEV”) in 2021 as its social equity investment vehicle.     The Company intends to fund SEV with $10,000,000 and contribute 2%
of its net income to allow SEV to make further social equity investments. During the three months ended March 31, 2022, SEV made one social equity investments totallin
g $150,000 (December 31, 2021 - $1,000,000).
Refer to Note 7 for further details.

2
3

TPCO Holding Corp.
Notes to the interim condensed consolidated financial statements
(Unaudited, in United States dollars)
For the three months ended March 31, 2022 and 2021

27. Financial instruments
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
The following provides a breakdown of contingent consideration as at March 31, 2022 and 2021:

	Contingent consideration
	Trading price consideration (i)	Other (ii)	Total

Balance, December 31, 2020	$—	$—	$—
Additions	232,719,246	—	232,719,246
Change in fair value	(131,093,854)	—	(131,093,854)

Balance March 31, 2021	$101,625,392	$—	$101,625,392

Balance, December 31, 2021	$574,687	$368,444	$943,131
Change in fair value	(319,192)	(69,430)	(388,622)
Transferred to equity	—	(299,014)	(299,014)

Balance, March 31, 2022	$255,495	$—	$255,495

(i)
Trading price consideration –
As part of the acquisition of Caliva and OGE and LCV during the three months ended March 31, 2021, the former shareholders received a contingent right for up to
 18,356,299 and 3,856,955 additional common shares, respectively, in the event the
20-day
volume weighted average trading price (“VWAP”) of the common shares reaches $13.00, $17.00 and $21.00 within three years of closing, with one-third
issuable upon the achievement of each price threshold, respectively.

The fair value of the trading price consideration was determined using a Monte Carlo simulation methodology that included simulating the share price using a risk-neutral Geometric Browni
a
n Motion-based pricing model over 500,000 iterations. The methodology recorded the likelihood of the share price achieving the price hurdle associated with the payout and calculated the discounted value of the payout based on the share price on the date the price
hurdle was met and the corresponding
20-day
volume-w
e
ighted average price.

Key Inputs	March 31, 2022	December 31, 2021	March 31, 2021
Key unobservable inputs

Expected volatility	65%	65%	71%

Key observable inputs
Share price	$1.24	$1.39	$7.41
Risk-free interest rate	2.15%	0.79%	0.35%
Dividend yield	0%	0%	0%
Number of shares	21,932,223	21,850,404	21,633,709
A 15% change in the volatility assumption will have the following impact on the fair value of the contingent consideration:

Change in volatility	March 31, 2022	December 31, 2021	March 31, 2021

+15%	$853,795	$1,597,743	16,321,223
-15%	$(240,116)	$(528,968)	(22,184,258)

(ii)
Other
– As part of the acquisition of LCV that occurred on January 15, 2021, the Company could be required to issue shares to former shareholders based on certain liabilities, the final settlement of which is contingent on the outcome of certain events. During the three months ended March 31, 2022, the remaining contingency was resolved and as a result, the number of shares to be issued related to that portion became fixed. The contingent consideration was remeasured to $299,014 based on the fixed number of shares to be issued to the former LCV shareholders and reclassified as equity. The remeasurement is included in the change in fair value of contingent consideration in the interim condensed consolidated statement of operations and comprehensive (loss) income.

TPCO Holding Corp.
Notes to the interim condensed consolidated financial statements
(Unaudited, in United States dollars)
For the three months ended March 31, 2022 and 2021

27. Financial instruments
(continued)

Interest risk
Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company is subject to minimal interest rate risk.
Credit risk
Credit risk arises from deposits with banks, security deposits, trade receivables, notes receivable and other receivables.

	Gross	Allowance	Net
Cash	$143,494,665	$—	$143,494,665
Restricted cash and restricted cash equivalents	8,737,329	—	8,737,329
Accounts receivable (i)	6,053,763	(1,919,810)	4,133,953
Security deposits	1,253,629	—	1,253,629
Notes and other receivables (ii)	7,604,202	(5,007,030)	2,597,172

	$167,143,588	$(6,926,840)	$160,216,748

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

As at March 31, 2022 the Company’s aging of receivables was a
s

follows:

March 31, 2022
0 - 30 days	$2,280,628
31 - 60 days	772,264
61 - 90 days	448,535
91 – 120 days	1,143,734
Over 120 days	1,408,602

Gross receivables	6,053,763
Less allowance for doubtful accounts	(1,919,810)

$4,133,953

(ii)
For notes and other receivables, the Company determines the allowance for doubtful accounts by considering, for each debtor, if there has been any indication that a loss has been incurred. In making that determination, the Company considers the credit rating of the debtor as well as any collateral that underlies the receivable. Refer to Note
6
for additional information.

28. Fair value measurement
The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as at March 31,
2022:

	Carrying amount	Fair value	Level 1	Level 3	Total gains
Equity securities	$1,158,360	$1,158,360	$1,158,360	$—	$297,864
Debt securities	1,068,028	1,068,028	—	1,068,028	—

Total investments	$2,226,388	$2,226,388	$1,158,360	$1,068,028	$297,864
Contingent consideration – trading price consideration	$255,495	$255,495	$—	$255,495	$319,192
Contingent consideration - other	—	—	—	—	69,430

Total contingent consideration (Note 2 7 )	$255,495	$255,495	$—	$255,495	$388,622

2
5

TPCO Holding Corp.
Notes to the interim condensed consolidated financial statements
(Unaudited, in United States dollars)
For the three months ended March 31, 2022 and 2021

29. VIE arrangements
As discussed in Note 10, the Company has determined it is the primary beneficiary of VIEs and as such, the Company has consolidated the financial position, results of operations and cash flows of these VIEs. All intercompany balances and transactions between the Company and these VIEs are eliminated in the interim condensed consolidated financial statements.
The aggregate carrying values of the VIEs’ assets and liabilities, after elimination of any intercompany transactions and balances, in the interim condensed consolidated balance sheets were as follows:

	March 31, 2022	December 31, 2021
Assets
Current assets
Cash	$2,386,174	$1,754,929
Restricted cash	5,597,991	6,443,076
Accounts receivable, net	167,028	91,004
Income tax receivable	—	162,073
Inventory	2,263,099	1,199,662
Prepaid expenses and other current assets	1,462,169	1,401,117
Total current assets	11,876,461	11,051,861

Property and equipment, net	5,187,845	5,110,894
Goodwill	36,253,294	36,253,294
Intangible assets	24,461,222	25,471,611
Right-of-use assets - operating	11,893,620	12,199,466

Total assets	$89,672,442	$90,087,126

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$7,960,699	$6,724,680
Consideration payable – current portion	1,707,447	1,331,724
Operating lease liability- current portion	723,408	935,346

Total current liabilities	10,391,554	8,991,750
Operating lease liabilities	11,781,910	11,681,587
Deferred tax liabilities	6,895,465	7,563,419
Consideration payable	1,128,436	1,827,515

Total liabilities	$30,197,365	$30,064,271

The assets and liabilities in the table above include the carrying value of the goodwill, intangible assets and fair value adjustments recognized as a result of the business combination. Included in restricted cash is $5,597,991 (December 31, 2021 -
$6,443,076)
that is only available to settle certain VIE obligations, and the creditors of
$
7,108,282 (December 31, 2021 - $7,953,367)
of the liabilities have no recourse against the Company.

30. Comparative figures
Certain comparative figures have been restated where necessary to conform with current period presentation.
31. COVID-19
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

32. Subsequent events
Share issuance
Subsequent to March 31, 2022, the Company issued
 1,637,142
shares, of which 1,441,093 were issued to a related party related to the Marketing Agreement described in Note 16.
RSU Issuance
Subsequent to March 31, 2022, the Company issued 660,000 RSUs.
PSU Issuance
Subsequent to March 31, 2022, the Company issued 2,150,000 PSUs.

Kase’s Journey
On April 11, 2022, the license related to Kase’s Journey transferred to the Company, resulting in the payment of $655,549 included in consideration payable.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Introduction
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read together with other information, including our unaudited interim condensed consolidated financial statements and the related notes to those statements included in Part I, Item 1 of this Quarterly Report (the “Interim Financial Statements”). Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
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
Forward-Looking Statements contained in this Quarterly Report reflect management’s current beliefs, expectations and assumptions and are based on information currently available to management, management’s historical experience, perception of trends and current business conditions, expected future developments and other factors which management considers appropriate. With respect to the Forward-Looking Statements contained in this Quarterly Report, the Company has made assumptions regarding, among other things
(i) its ability to generate cash flows from operations and obtain any necessary financing on acceptable terms; (ii) general economic, financial market, regulatory and political conditions in which the Company operates; (iii) the output from the Company’s operations; (iv) consumer interest in the Company’s products; (v) competition; (vi) anticipated and unanticipated costs; (vii) government regulation of the Company’s activities and products and in the areas of taxation and environmental protection; (viii) the timely receipt of any required regulatory approvals; (ix) the Company’s ability to obtain qualified staff, equipment and services in a timely and cost efficient manner; (x) the Company’s ability to conduct operations in a safe, efficient and effective manner; (xi) the Company’s ability to meet its future objectives and priorities; (xii) the Company’s access to adequate capital to fund its future projects and plans; (xiii) the Company’s ability to execute on its future projects and plans as anticipated; (xiv) industry growth rates; and (xv) currency exchange and interest rates.
Readers are cautioned that the above list of cautionary statements is not exhaustive. Known and unknown risks, many of which are beyond the control of the Company, could cause actual results to differ materially from the Forward-Looking Statements in this Quarterly Report. Such lists include, without limitation, those discussed under the heading “Risk Factors” in Company’s Annual Report on Form
10-K
for the year ended December 31, 2021 filed with the SEC on March 31, 2022 (our “2021 Form
10-K”)
and in the Company’s periodic reports subsequently filed with the SEC and in the Company’s filings on SEDAR at www.sedar.com. The purpose of Forward-Looking Statements is to provide the reader with a description of management’s expectations, and such Forward-Looking Statements may not be appropriate for any other purpose. You should not place undue reliance on Forward-Looking Statements contained in this Quarterly Report. Although the Company believes that the expectations reflected in such Forward-Looking Statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Forward-Looking Statements contained herein are made as of the date of this Quarterly Report and are based on the beliefs, estimates, expectations and opinions of management on the date such Forward-Looking Statements are made. The Company undertakes no obligation to update or revise any Forward-Looking Statements, whether as a result of new information, estimates or opinions, future events or results or otherwise or to explain any material difference between subsequent actual events and such Forward-Looking Statements, except as required by applicable law. The Forward-Looking Statements contained in this Quarterly Report are expressly qualified in their entirety by this cautionary statement.
Results for First Quarter of 2021 Do Not Reflect Complete Quarterly Period
Our financial results for the quarterly period ended March 31, 2021 (“Q1 2021”) did not include operating results form January 1, 2021 to January 15, 2021 due to the fact that our qualifying transaction, pursuant to which the Company’s business operations began, closed on January 15, 2021. Accordingly, our results of operations are not necessarily comparable between those two periods.

Part 1 - Business Overview
The Company is a consumer-focused cannabis company based in the United States focused on the recreational and wellness markets. The Company’s high quality integrated seed-to-sale
operations in California are focused on building winning brands supported by its omni-channel ecosystem. The Company’s platform was designed to create one of the most socially responsible and culturally impactful companies in the United States, producing consistent, well-priced products and culturally relevant brands that are distributed to third-party retailers as well as direct-to-consumer
via the Company’s delivery service and strategically located storefront retail locations across California. A full portfolio of products and brands that appeal to a broad range of user groups, need-states and occasions, offered at all price points, and with various brand value propositions, are produced at low cost and high caliber of quality through integrated cultivation and manufacturing. The Company believes its delivery and storefront retail outlets will allow it to achieve high gross-margins on many of its products, forge one-on-one
relationships between its brands and consumers and collect proprietary consumer data and insights.
The Company’s operational footprint spans cultivation, extraction, manufacturing, distribution, brands, retail and delivery. The management team and directors of the Company bring together deep expertise in cannabis, consumer packaged goods, investing and finance from start-ups
to publicly traded companies. The Company aims to leverage the collective industry experience of its management and directors.
As at March 31, 2022, the Company views its business as having the following two sales channels:

1)
Omni-channel retail (retail, pick up and, delivery): the Company currently operates eleven omni-channel retail locations: three in northern California, three in central California, five in southern California and six consumer delivery hubs.

2)
Wholesale: the Company directly sells first party (i.e. produced in-house)
and selected third party products into 450 dispensaries across California. Additional wholesale revenue comes from sales of sourced bulk flower and oil produced in-house.

Revenues from these two sales channels were as follows:

	Three-months ended March 31, 2022	Three-months ended March 31, 2021
Omni-channel retail	$19,087,337	$9,698,133
Wholesale	14,143,854	30,219,255

	$33,231,191	$39,917,388

As the Company continues to scale and integrate its business, it is incurring operating losses. The Company’s loss from operations for the three months ended March 31, 2022 and March 31, 2021 totaled $32,431,061 and $113,959,101, respectively. The comparative period results include impairment charges of $58,030,387, while no impairment charges were incurred in our first quarter ended March 31, 2022. The Company is focused on reducing operating losses as it scales and integrates its businesses.
Through a combination of (i) professional leadership, including the addition of Troy Datcher on September 8, 2021, (ii) omni-channel operations, (iii) technology and data driven practices, (iv) brand and product expertise, and (v) social justice and equity advocacy, the Company intends to set the example globally as the best-in-class
cannabis operation. The Company is actively evaluating cost reductions and business optimization to reduce its cash burn in the near term.
First Quarter Highlights
Operations
During the quarterly period ended March 31, 2022 (“Q1 2022”) the Company focused on optimizing its operations and leveraging the assets it acquired in 2021 to achieve higher gross margins and reduce cash burn. The Company aggressively changed its product mix in Q1 2022 by shifting its focus to higher margin omni-channel retail business from lower gross margin wholesale business and has demonstrated substantial gross margin improvement: Q1 2022 realized gross margin of 24.6% compared with 17.6% in Q1 2021. Gross profit also improved in absolute dollars terms: $8,184,382 in Q1 2022 compared with $7,043,120 in Q1 2021, despite a reduction in top line revenue.

To further improve operating results, the Company is evaluating options including: subleasing excess real estate, combining operations for lower performing locations, closing or disposing of non-core
assets, a strategic review of its wholesale business, and general & administrative cost reductions.
The Company has also changed its mergers & acquisitions strategy going forward to be more opportunistic and selective rather than as a core function to achieve rapid growth.
Senior Leadership Changes
During the first quarter of 2022, the Company strengthened the senior management team with the appointments of Tanisha Robinson as Chief Transformation Officer, Esther Song as Chief Marketing Officer and Mindi Basha as Vice-President of Retail.
On February 7, 2022, the Company announced that Dennis O’Malley, the Company’s Chief Operating Officer elected to step down with a March 15, 2022 effective date. Troy Datcher, Chief Executive Officer of the Company, has assumed Mr. O’Malley’s duties and responsibilities. On April 27, 2022, Desiree Perez resigned from the Company’s Board of Directors.
Sale and Leaseback of Pullman Property
During the first quarter of 2022, the Company completed the sale and leaseback of its property on Pullman Avenue, San Jose, California. The Company received $6,000,000 up front and a $500,000 promissory note receivable over five years. The Company leased back the space for a ten year term with an option to terminate early after five years and with two five-year options to extend the term at a base rent of $552,500.
Social Equity
During the first quarter of 2022, the Company entered into a 50/50 agreement with Peakz NFT, LLC, an entity formed by social equity entrepreneur Jessie Grundy, to develop and launch a collection of cannabis-focused non-fungible
token’s (“NFT’s”) referred to as “Digistrains”. The Company invested $150,000 to seed the initiative (the “Initial Capital Contribution”) and expects the Digistrain NFT collection to be launched in the near future. Any distributions from this initiative must first be utilized to repay the Initial Capital Contribution before being shared amongst members of the joint venture.

Results of Operations
TPCO Holding Corp.
Interim condensed consolidated statements of operations and comprehensive (loss) income
(Unaudited, in United States dollars)

	Three-months ended
	March 31, 2022	March 31. 2021
Sales, net of discounts	$33,231,191	$39,917,388
Cost of sales	25,046,809	32,874,268

Gross profit	8,184,382	7,043,120

Impairment loss	—	58,030,387
Operating expenses	40,615,443	62,971,834

Loss from operations	(32,431,061)	(113,959,101)
Other income (expense)
Interest expense	(1,250,568)	(1,173,872)
Loss on disposal of assets	(254,473)	—
Change in fair value of investments	297,864	—
Change in fair value of contingent consideration	388,622	131,093,854
Other income	307,956	(110,249)

	(510,599)	129,809,733

(Loss) income before income taxes	(32,941,660)	15,850,632
Income tax (recovery) expense	(594,872)	3,210,622

(Loss) income and comprehensive (loss) income	$(33,536,532)	$19,061,254

(Loss) income and comprehensive (loss) income attributable to controlling shareholders	(33,691,877)	19,061,254
(Loss) income and comprehensive (loss) income attributable to non-controlling shareholders	155,345	—

	(33,536,532)	19,061,254

On January 15, 2021 the Company closed its qualifying transaction (the “Qualifying Transaction”), pursuant to which the Company acquired CMG Partners, Inc. (“Caliva”) and Left Coast Ventures, Inc. (“LCV”). Concurrent with the completion of the Qualifying Transaction, LCV acquired SISU Extraction, LLC (“SISU”).
During 2021, the Company acquired (or acquired the right to operate, with closing of the acquisition subject to satisfaction of certain closing conditions) several higher margin omni-channel retail businesses as part of its growth strategy including: Martian Delivery, LLC (“Martian Delivery”) (during Q3 2021), Kase’s Journey Inc. (“Kase’s Journey”) (during Q3 2021), Calma and Coastal (both during Q4 2021). The results of these operations are consolidated in the Q1 2022 reported results and have contributed to a substantially higher realized gross margin compared to Q1 2021.
The lower sales revenue reported in Q1 2022 ($33,231,191) compared to Q1 2021 ($39,917,388) reflect the re-focus
onto the higher gross margin omni-channel retail as opposed to higher revenue but lower margin wholesale business. This shift in business mix is evidenced by the significantly higher gross margin of 24.6% in Q1 2022 compared to 17.6% in Q1 2021. Gross profit realized in absolute dollars terms also increased to $8,184,382 in Q1 2022 from $7,043,120 in Q1 2021 on a lower revenue base reflecting the higher margin nature of the business.

Sales Revenue
Revenue by sales channel for the three months ended March 31, 2022 compared to March 31, 2021 was as follows:

	Three-months ended March 31, 2022	Three-months ended March 31, 2021
Omni-channel retail	$19,087,337	$9,698,133
Wholesale	14,143,854	30,219,255

	$33,231,191	$39,917,388

Our financial results for the quarterly period ended Q1 2021 did not include the operating results from January 1, 2021 to January 15, 2021 due to the fact that our qualifying transaction, pursuant to which the company’s business operations began did not occur until January 15, 2021. Accordingly, our results of operations are not necessarily comparable between those two periods.
Omni-channel retail (Retail, Pick up, Delivery)
As of March 31, 2022, the Company operated eleven retail locations and six consumer delivery hubs. We have four store brands, Caliva, Deli by Caliva, Coastal and Calma.
Revenues earned from omni-channel retail sales in the three months ended March 31, 2022 totaled $19,087,337 compared with $9,698,133 in the three months ended March 31, 2021 for an increase of $9,389,204 or 96.8% growth.
The Company achieved this very strong omni-channel retail growth as the comparative period did not include the financial results contributed by Kase’s Journey, Martian Delivery, Coastal and Calma all of which were acquired subsequent to March 31, 2021.
Further, the Company changed the product mix to increase sales of first party in-house
branded product revenues at its acquired dispensaries which generates higher gross margins over third party product offerings.
During Q1 2022, the Company launched Limited Harvest, new exclusive Caliva strains available only through its retail and delivery locations: Moto OG 28% THC, Durban Poison 35% THC, Wedding Cake 36% THC, GMO 42% THC and Gush Mints 36% THC.
Calma and “Deli by Caliva” (Bellflower) were named among the best dispensaries in the Los Angeles area by Thrillist as published on March 30, 2022.
Wholesale
The Company directly sells first party and selected third party products into 450 dispensaries across California, leveraging in-house
sales teams, as well as the two wholesale distribution centers in San Jose and Costa Mesa, respectively. Our Wholesale segment also includes the bulk business and consists primarily of distillate oil manufacturing, and bulk flower sales.
Revenues earned from the Wholesale sales channel in Q1 2022 totaled $14,143,854 compared with $30,219,255 in Q1 2021 for a decrease of $16,075,401 or 53.2%. As noted above, Q1 2021 had 14 fewer days of operations than Q1 2022. The decrease is primarily due to the Company dropping very low margin products and a significant price compression in flower and distillate oil in the California market over this one year period. The Company has commenced a strategic review of its wholesale business with the aim of improving margins. It is evaluating outsourcing wholesale products distribution as a way to simplify its business and improve margins. It is also evaluating selective divestments within this sales channel.
During Q1 2022, in an effort to reduce costs in this sales channel, the Company consolidated its bulk wholesale business to one location to reduce operating costs. It has also no longer offered flower trimming services and is focusing primarily on distillate oil manufacturing and bulk flower sales going forward.

Gross Profit
Gross Profit reflects our revenue less our cost of sales costs primarily consisting of labor, materials, consumable supplies, overhead, amortization on production equipment, shipping, packaging and other expenses required to produce cannabis products.
The Company’s gross profit for Q1 2022 was $8,184,382 (24.6% as a percentage of revenue), an increase of $1,141,262 from gross profit of $7,043,120 (17.6% as a percentage of revenue) for Q1 2021.
The increase in gross profit in both absolute dollars terms and as a percentage of revenue is due to the shift to higher margin omni-channel retail business from lower margin wholesale as described above.
Operating Expenses

	Three-months ended
	March 31, 2022	March 31, 2021
General and administrative	$13,630,882	$9,360,832
Allowance for doubtful accouts	2,249,706	174,111
Sales and marketing	3,415,737	28,995,745
Salaries and benefits	10,705,503	7,817,117
Share based compensation expense	2,242,077	8,127,779
Lease expense	1,897,827	1,168,987
Depreciation	1,099,199	993,921
Amortization of intangible assets	5,374,512	6,333,342

	$40,615,443	$62,971,834

Operating expenses primarily include salaries and benefits, professional fees, rent and facilities expenses, travel-related expenses, advertising and promotion expenses, licenses, fees and taxes, office supplies and pursuit expenses related to outside services, stock-based compensation and other general and administrative expenses.
The Company recorded operating expenses of $40,615,443 in Q1 2022 compared to $62,971,837 in Q1 2021. The majority of the decrease in operating expenses is due to the comparative period including a $25,000,000 sales and marketing payment to ROC Nation, LLC (“Roc Nation”) that was settled in common shares of the Company. In Q1 2022, ROC Nation was paid $1,875,000 in common shares of the Company as consideration pursuant to the Roc Binding Heads of Terms (as defined below).
General and administrative costs increased to $13,630,882 in Q1 2022 from $9,360,832 in Q1 2021. The increase in general administrative expenses is due mainly to higher professional fees associated with the year-end
audit and the integration of the Coastal acquisition, as well as the fact that the results of Q1 2022 represented our operations for 14 additional days than Q1 2021.
The allowance for doubtful accounts of $2,249,706 in Q1 2022 (March 31, 2021: $Nil) reflects additional provisioning on notes receivable.
Salaries and benefits totaled $10,705,503 in Q1 2022 compared to $7,817,117 in Q1 2021 reflecting primarily additional staff acquired with Coastal that were not present in Q1 2021, as well as the fact that the results of Q1 2022 represented our operations for 14 additional days than Q1 2021.
Lease expense increased to $1,897,827 in the three months ended March 31, 2022 from $1,168,987 in the comparative period reflect the numerous acquisitions made during 2021 whereby the Company increased the number of lease properties and its California footprint, as well as the fact that the results of Q1 2022 represented our operations for 14 additional days than Q1 2021.
Share based compensation expense decreased to $2,242,077 in Q1 2022 from $8,127,779 in Q1 2021. Share based compensation is a non-cash
expense and fluctuates with the number of restricted stock units (“RSUs”) granted in a period and the stock price. The decrease in stock-based compensation expense was primarily attributable to significant number of RSUs granted in connection with the Qualifying Transaction, as well as the fact that the market price of our common shares was lower in Q1 2022 than it was in Q1 2021.
Depreciation of property, plant & equipment of $1,099,199 and amortization of intangible assets of $5,374,512, respectively, were incurred during Q1 2022, are comparable to amounts in Q1 2021 of $993,921 and $6,333,342, respectively.
Non-Cash
Impairment
In accordance with Accounting Standard Codification (ASC) Topic 350, the Company is required to assess its goodwill and other indefinite-lived intangible assets for impairment annually or in between tests if events or changes in circumstances indicate the carrying value of its assets may not be recovered. Further, under ASC 360, the Company is required to assess definite lived-intangible assets and long-lived assets whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.
In Q1 2022, the Company did not observe any triggers suggesting impairment and thus an impairment test was not performed. In Q1 2021, the Company recorded impairment of $58,030,387 associated with the disposal of its non-THC
business. The impairment charge is an adjustment that did not affect the Company’s cash position.
Other Items
Interest (expense)
In Q1 2022 the Company recorded interest expense of $1,250,568 compared with $1,173,872 for Q1 2021, the majority of which relates to interest expense on lease accounting for the Company’s right of use assets.
Contingent consideration
In Q1 2022, the Company recorded a gain on the change in the fair value of contingent consideration of $388,622 compared to $131,093,854 in Q1 2021. The Company agreed to pay certain contingent consideration in connection with its Qualifying Transaction. This contingent consideration will be fair valued at each quarter-end
and the gain or loss recorded in the statement of operations and comprehensive income (loss) will be inversely related to the movement in the price of the Company’s common shares.
Net Income (loss) and Comprehensive Income (Loss)
In Q1 2022, the Company recorded net loss of $33,536,532 compared with income of $19,061,254 in Q1 2021. The net income recorded by the Company in Q1 2021 was due primarily to the recognition of a $131,093,854 non-cash
revaluation gain on certain contingent consideration.
Management’s Use of
Non-GAAP
Measures
This MD&A contains certain financial performance measures, including “EBITDA” and “Adjusted EBITDA,” that are not recognized under generally accepted accounting principles in the United States (“GAAP”) and do not have a standardized meaning prescribed by GAAP. As a result, these measures may not be comparable to similar measures presented by other companies. For a reconciliation of these measures to the most directly comparable financial information presented in the Interim Financial Statements in accordance with GAAP, see the section entitled “Reconciliation of
Non-GAAP
Measures” of this MD&A.
EBITDA
We believe EBITDA is a useful measure to assess the performance of the Company as it provides more meaningful operating results by excluding the effects of expenses that are not reflective of our underlying business performance and other one-time
or
non-recurring
expenses. We define “EBITDA” as net income (loss) before (i) depreciation and amortization; (ii) income taxes; and (iii) interest expense and debt amortization.
Adjusted EBITDA
We believe Adjusted EBITDA is a useful measure to assess the performance of the Company as it provides more meaningful operating results by excluding the effects of expenses that are not reflective of our underlying business performance and other one-time
or
non-recurring
expenses. We define “Adjusted EBITDA” as EBITDA adjusted to exclude extraordinary items, non-recurring
items and, other
non-cash
items, including, but not limited to (i) stock-based compensation expense, (ii) fair value change in contingent consideration and investments measured at Fair Value Through Profit and Loss
(iii) non-recurring
legal and professional fees, human-resources, inventory and collections-related expenses, (iv) intangible and goodwill impairments and loss on disposal of assets, and (v) transaction costs related to merger and acquisition activities

Reconciliation of
Non-GAAP
Measures

A reconciliation of EBITDA and Adjusted EBITDA to the most directly comparable measure determined under GAAP is set out below.

	Three-months ended
	March 31, 2022	March 31. 2021
Net (loss) income and comprehensive (loss) income	$(33,536,532)	$19,061,254
Income taxes	594,872	(3,210,622)
Depreciation and amortization	6,473,711	7,327,263
Interest expense	1,250,568	1,173,872
EBITDA	(25,217,381)	24,351,767
Adjustments:
Share based compensation expense	2,242,077	8,127,779
Other non-recurring items:
Fair value change of contingent consideration	(388,622)	(131,093,854)
Change in fair value of investments at fair value through profit or loss	(297,864)	—
Provision for notes receivable	2,249,706	—
Impairment loss	—	58,030,387
De-SPAC costs	2,178,536	2,618,240
Restructuring costs	—	544,616
Sales and marketing expense	—	27,247,039

Adjusted EBITDA	$(19,233,548)	$(10,174,026)

EBITDA
The Company’s EBITDA loss for Q1 2022 was $25,217,381, a decrease of $52,597,786 from Q1 2021 when the Company recorded positive EBITDA of $24,351,767 due to the $131,093,854 revaluation gain on contingent consideration recognized in Q1 2021.
Adjusted EBITDA
The Company’s Adjusted EBITDA loss for Q1 2022 was $19,233,548, an increase of $9,059,522 from the $10,174,026 loss for Q1 2021. The increased loss is primarily due the various businesses acquired in 2021 being integrated. The Company is undertaking several initiatives to improve profitability and reduce cash burn as described in this MD&A.
The Company’s management views Adjusted EBITDA as the best measure of its underlying operating performance.
Liquidity and Capital Resources
We manage liquidity risk by reviewing, on an ongoing basis, our sources of liquidity and capital requirements. As at March 31, 2022, The Parent Company had restricted cash and cash equivalents of $152,231,994 compared with restricted cash and cash equivalents of $174,892,298 as at December 31, 2021.
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
Our objective is to generate sufficient cash to fund our operating requirements and expansion plans. Since the closing of the Qualifying Transaction on January 15, 2021, we have incurred net operating losses. However, management is confident in the Company’s ability to grow revenue and reach long term profitability. We also expect to have access to public capital markets through our listing on the NEO Exchange, and continue to review and pursue selected external financing sources to ensure adequate financial resources. These potential sources include, but are not limited to (i) obtaining financing from traditional or non-traditional
investment capital organizations; (ii) obtaining funding from the sale of our common shares or other equity or debt instruments; and (iii) obtaining debt financing with lending terms that more closely match our business model and capital needs. There can be no assurance that we will gain adequate market acceptance for our products or be able to generate sufficient positive cash flow to achieve our business plans, that additional capital or other types of financing will be available when needed, or that these financings will be on terms favorable to the Company or at all.
We expect to continue funding operating losses as we ramp up our operations with our available cash. Therefore, we are subject to risks including, but not limited to, our inability to raise additional funds through debt and/or equity financing to support our continued development, including capital expenditure requirements, operating requirements and to meet our liabilities and commitments as they come due.
Off-Balance
Sheet Arrangements
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
The following table provides the components of lease cost:

	Three-months ended
	March 31, 2022	March 31, 2021
Operating lease costs	$1,824,078	$1,118,088
Short term lease expense	73,749	50,899

Lease expense	1,897,827	1,168,987
Finance lease cost:
Depreciation and amortization of lease assets	393,534	456,556
Interest on lease liabilities	1,104,601	931,079

Finance lease cost	1,498,135	1,387,635

Total lease costs	$3,395,962	$2,556,622

The following table provides the maturity of the Company’s contractual undiscounted lease liabilities as of March 31, 2022:

	Operating Lease	Finance Lease
Remainder of 2022	$5,884,559	$3,376,939
2023	6,294,684	4,625,156
2024	5,878,102	4,763,910
2025	5,690,149	4,906,828
2026	5,274,121	5,054,033
Thereafter	23,622,067	64,884,896

Total undiscounted lease liabilities	52,643,682	87,611,762
Interest on lease liabilities	(20,141,069)	(50,835,243)

Total present value of minimum lease payments	32,502,613	36,776,519
Lease liability – current portion	3,538,466	45,945

Lease liability	$28,964,147	$36,730,574

Roc Binding Heads of Terms
On November 24, 2020, the Company entered into a binding heads of terms agreement (the “Roc Binding Heads of Terms”) with Roc Nation, pursuant to which, during the Roc Term (as defined below), (a) the Company is Roc Nation’s “Official Cannabis Partner,” and (b) Roc Nation provides strategic and promotional services to the Company and its brands including the promotion of the Company’s brand portfolio, and the provision of artist and influencer relationship services, as well as various other services specifically described therein.
The Roc Binding Heads of Terms became effective on January 19, 2021 following consummation of the Qualifying Transaction and shall remain in effect for an initial period of three (3) years therefrom (the “Roc Term”); provided, that following the expiration of the Roc Term, Roc Nation’s exclusivity and non-competition obligations shall continue to remain in effect for a period of six (6) months during which period the parties may elect to extend the period of the Roc Binding Heads of Terms upon terms to be mutually agreed.
Pursuant to the terms of the Roc Binding Heads of Terms, the Company issued to Roc Nation 2,376,425 common shares following consummation of the Qualifying Transaction in settlement of the initial $25,000,000 payment owed pursuant to the terms of the Roc Binding Heads of Terms.
The full amount of the $25,000,000 was recognized as an expense in operating expenses during Q1 2021.
In addition, pursuant to the terms of the Roc Binding Heads of Terms the Company is obligated to issue common shares with a value of $1,875,000 quarterly over the second and third year of the agreement based on the price per share equal to the average of the volume-weighted average prices of the common shares for each of the 15 trading days in advance of the date of issuance. During Q1 2022, the Company issued 1,348,921 common shares to settle the first quarterly payment. Following the end of Q1 2022, the Company issued an additional 1,441,093 common shares to Roc Nation in satisfaction of the second quarterly payment.
The Company recognized an expense of $1,363,636 during Q1 2022 (Q1 2021 - $1,075,758) in operating expenses as a sales and marketing expense. As at March 31, 2022, the cash-settled liability is $4,655,302 (December 31, 2021 - $5,166,666).
The arrangement can be terminated by the counterparty in certain circumstances, one of which is any change of control of the Company. In that case, the Company is required to settle the agreement in a lump sum payment that consists of all unpaid amounts. As at March 31, 2022, the amount that the Company would be liable for if the contract is terminated is $13,125,000.
Brand Strategy Agreement
On November 24, 2020, the Company entered into a brand strategy agreement with SC Branding, LLC (the “Brand Strategy Agreement”) for the services of Shawn C. Carter p/k/a JAY-Z pursuant to which, during the BSA Term (as defined below), (a) SC Branding, LLC granted the Company the right and license to use JAY-Z’s approved name, image and likeness rights in approved content for the purposes of advertising, promoting, marketing, publicizing and otherwise commercializing the Company’s products and brands, (b) JAY-Z serves as the Chief Visionary Officer of the Company and (c) SC Branding, LLC and JAY-Z promote the Company’s brand portfolio and provide the various services specifically described therein, which include certain enhanced obligations with respect to the Company’s “MonoGram” brand.
The Brand Strategy Agreement (a) became effective as of consummation of the Qualifying Transaction and shall remain in effect for a period of ten (10) years therefrom (the “BSA Term”); provided, that either the Company or SC Branding, LLC are permitted to terminate the Brand Strategy Agreement without any further liability to either party at any time after the date that is six (6) years after the consummation of the Qualifying Transaction. The Company is committed to settle $21,500,000 in either cash or common shares at the option of SC Branding, LLC over the remaining non-cancellable
period of 5 years.
The Company is recognizing the cost associated with the arrangement over the same period it is receiving services.
During Q1 2022, the Company recognized an expense of $1,104,167 (Q1 2021 - $871,065) in operating expenses related to this arrangement and $287,731 accounts payable and accrued liabilities as at March 31, 2022 (December 31, 2021 - $2,183,565). During Q1 2022, the Company made a cash payment of $3,000,000 (Q1 2021- $2,000,000).
The Brand Strategy Agreement can be terminated in certain circumstances, including a change in control of the Company or an involuntary de-listing.
In these circumstances, the Company will be obligated to pay damages equal to $18,500,000 less the amount already paid under the arrangement. As at March 31, 2022, the amount of damages that the Company would be liable for if the contract is terminated was $13,500,000.
Mosaic.Ag
On May 16, 2021, the Company entered into a membership interest purchase agreement (the “Membership Interest Purchase Agreement”) to obtain leasehold interests of approximately 10 years duration in each of four one-acre parcels of land that are licensed for outdoor cannabis grow (collectively, the “Outdoor Grow Properties”). On May 21, 2021 (the “Effective Date”), the Company entered into series of cultivation and supply agreements with each of the leaseholders of the Outdoor Grow Properties and Mosaic. AG, Inc. (“Mosaic.Ag”), pursuant to which Mosaic.Ag agreed to cultivate cannabis on each of the Outdoor Grow Properties on the Company’s behalf for a period commencing on the Effective Date of and ending at least three years from the closing of the transactions contemplated by the Membership Interest Purchase Agreement, with options to extend for up to five years (the “Cultivation and Supply Agreements”). Under the terms of the Membership Interest Purchase Agreement, as of the Effective Date, the Company and Mosaic.Ag obtained access to the Outdoor Grow Properties and began to commence cannabis cultivation activities under the Cultivation and Supply Agreements. The purchase price under the Membership Interest Purchase Agreement is $6,000,000 in cash, $2,500,000 in common shares of the Company payable on the closing date (with the number of shares issued based on the volume-weighted average price per common share for the ten consecutive trading days prior to the closing date) and up to 1,309,263 common shares of the Company subject to an earnout based on the production value of cannabis grown on the Outdoor Grow Properties over the twenty-four months following the Effective Date. The closing of the transactions contemplated by the Membership Interest Purchase Agreement are dependent on the satisfaction of various closing conditions, which have not been met to date and are not expected to be met by the end of the second quarter of 2022 as required by the Membership Interest Purchase Agreement. Further, Mosaic.Ag was unable to produce sufficient quantities of biomass according to Company quality standards and pursuant to the Cultivation Supply Agreements. For the foregoing reasons, the parties are currently in dialogue and may restructure the transaction. Pursuant to the terms of the Membership Interest Purchase Agreement, on the Effective Date, the Company advanced to the seller $5,650,000 secured by a promissory note. In the event that the transaction does not close, the promissory note is contractually obligated to be repaid to the Company. There can be no assurance the promissory note will be repaid in full.

Critical Accounting Estimates
For a description of our critical accounting policies and estimates, refer to Part II, Item 7, Critical Accounting Estimates in our 2021 Form
10-K.
There have been no material changes to our critical accounting estimates from the information provided in our 2021 Form
10-K.
Cash Flow
The table below highlights our cash flows for the periods indicated:

	Three-months ended
	March 31, 2022	March 31. 2021
Cash provided by (used in)
Operating activities
Net (loss) income	$(33,536,532)	$19,061,254
Adjustments for items not involving cash
Impairment loss	—	58,030,387
Change in fair value of investments	(297,864)	—
Interest expense	1,250,568	1,173,872
Interest income	(26,932)	—
Allowance for accounts receivable and notes receivable	2,249,706	174,111
Loss on disposal of assets	254,473	—
Depreciation and amortization	6,473,711	7,327,263
Shares issued for long-term strategic contracts	—	25,000,000
Stock compensation expense, net of settlement of withholding tax	2,037,275	8,127,779
Non-cash marketing expense	1,363,636	1,075,758
Non-cash operating lease expense	1,824,078	1,118,088
Fair value change of contingent consideration	(388,622)	(131,093,854)
Deferred income tax recovery	(1,083,787)	(3,405,622)
Repayment of lease liabilities	(1,614,967)	(865,071)
Net changes in non-cash working capital items	(4,345,366)	(38,931,471)

Total operating activities	(25,840,623)	(53,207,506)

Financing activities
Proceeds from notes receivable	186,106	—
Proceeds from private placement	—	51,635,000
Redemption of Class A restricted voting shares	—	(264,318,686)
Repayment of finance lease liabilities	(1,116,504)	(722,700)
Repayment of consideration payable	(383,333)
Repayment of line of credit	—	(1,000,000)

Total financing activities	(1,313,731)	$(214,406,386)

Investing activities
Advances for investments	(150,000)	—
Net cash paid in business combinations	—	(28,143,886)
Proceeds from sale of property and equipment	5,769,040
Purchases of property and equipment	(1,124,990)	(532,208)

Total investing activities	4,494,050	(28,676,094)
Net change in cash during the period	(22,660,304)	(296,289,986)

Cash
Beginning of year	$174,892,298	$582,622,025

End of year	$152,231,994	$286,332,039

Operating Activities
Cash used in operating activities in Q1 2022 totaled $25,840,623 as compared to cash used in operating activities of $53,207,506 in Q1 2021. In the current period, this represents an average operating cash burn rate during Q1 2022 of $7,165,086 month excluding changes in non-cash
working capital. In Q1 2021, the Company settled significant payables related to its Qualifying Transaction which closed on January 15, 2021. The Company is evaluating a number of options to improve operating results, including: subleasing excess real estate, combining operations for lower performing locations, closing or disposing of non-core
assets, a strategic review of its wholesale business, and general & administrative cost reductions.

Financing Activities
Cash used in financing activities totaled $1,313,731 in Q1 2022 compared with cash used of $214,406,386 in Q1 2021. In Q1 2022, the Company mainly settled lease liabilities associated with its real estate. Q1 2021 includes a payment of $264,318,686 in connection with the redemption of Class A restricted voting shares on closing the Qualifying Transaction.
Investing Activities
Cash provided by investing activities in the Q1 2022 totaled $4,494,050 as compared to cash used of $28,676,094 in Q1 2021. In Q1 2022, the Company recorded proceeds from the sale of property, plant and equipment primarily associated with the sale and leaseback transaction at its
90-92
Pullman property. Q1 2021 includes $28,143,886 of cash paid as part of the Qualifying Transaction acquisitions.
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
Effective January 1, 2018, the State of California allowed adult use cannabis sales. Beginning on January 1, 2018, the State began issuing temporary licenses that expired 120 days after issuance for retail, distribution, manufacturing and cultivation permits. Temporary licenses could be extended in 90- day
increments by the State upon submission of an annual license application. All temporary licenses had been granted extensions by the State during 2018.
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
Social Equity Fund
The Company formed a wholly owned subsidiary to serve as its social equity fund during the during 2021 with an initial commitment of $10 million and planned annual contributions of at least 2% of the Company’s net income. To March 31, 2022, the Company has invested approximately $1,150,000 in three investments being Stanton Brands (dba Josephine & Billie’s), Peakz LLC and Digistrains.
Share Capital and Capital Management
As of March 31, 2022, the Company had 99,185,332 common shares and 35,837,500 common share purchase warrants (the “Warrants”) issued and outstanding. The Warrants are exercisable at an exercise price of $11.50 and will expire on January 15, 2026. The Company may accelerate the expiry date of the outstanding Warrants (excluding the Warrants held by Subversive Capital Sponsor LLC in certain circumstances) by providing 30 days’ notice, if and only if, the closing price of the Company’s common shares equals or exceeds $18.00 per common share (as adjusted for stock splits or combinations, stock dividends, extraordinary dividends, reorganizations and recapitalizations) for any 20 trading days within a 30-trading
day period.
The Company has an equity incentive plan (the “Equity Incentive Plan”) that permits the grant of stock options, RSUs, deferred share units, performance share units and stock appreciation rights to non-employee
directors and any employee, officer, consultant, independent contractor or advisor providing services to the Company or any affiliate. As of March 31, 2022, a total of 2,850,643 RSUs were outstanding under the Equity Incentive Plan.
Prior to closing of the Qualifying Transaction, Caliva maintained the CMG Partners, Inc. 2019 Stock Option and Grant Plan (the “Caliva EIP”), which permitted awards of common stock in Caliva. In connection with the Qualifying Transaction, Caliva and the Company agreed that the Company would maintain the Caliva EIP and that outstanding awards thereunder will entitle the holder to receive common shares of the Company. There are currently 641,456 options to purchase up to 641,456 common shares under the Caliva EIP outstanding. No further awards will be granted under the Caliva EIP.
Prior to closing of the Qualifying Transaction, LCV maintained the Amended and Restated 2018 Equity Incentive Plan (the “LCV Equity Plan”) which authorized LCV to grant to its employees, directors and consultants stock options and other equity-based awards. In connection with the Qualifying Transaction, LCV and the Company agreed that the Company would maintain the LCV Equity Plan and that outstanding awards thereunder will entitle the holder to receive common shares of the Company. There are currently 16,950 options to purchase up to 16,950 common shares under the LCV Equity Plan outstanding. No further awards will be granted under the LCV Equity Plan.
The Company manages its capital with the following objectives:

•	To ensure sufficient financial flexibility to achieve the ongoing business objectives including of future growth opportunities, and pursuit of accretive acquisitions; and

•	To maximize shareholder return through enhancing the share value.
The Company considers its capital to be total equity. The Company manages capital through its financial and operational forecasting processes. The Company reviews its working capital and forecasts its future cash flows based on operating expenditures, and other investing and financing activities. Selected information is provided to the Board of Directors of the Company. The Company’s capital management objectives, policies and processes have remained unchanged during the three months ended March 31, 2022 and year ended December 31, 2021. The Company is not subject to any external capital requirements.

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
Additionally, the Company partners from time to time with other companies and pursues further IP protection through licensing and collaboration with those partners.
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
-
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
State laws that permit and regulate the production, distribution and use of
Medical-Use
Cannabis or
Adult-Use
Cannabis are in direct conflict with the CSA, which makes cannabis and THC distribution and possession federally illegal. Although certain states and territories of the U.S. authorize Medical- Use Cannabis or
Adult-Use
Cannabis production and distribution by licensed or registered entities, under U.S. federal law, the possession, cultivation, and/or transfer of cannabis and THC is illegal and any such acts are criminal acts under any and all circumstances under the CSA. Additionally, any manufacture, possession, distribution and/or sale of cannabis accessories, in states without laws expressly permitting such activity, are also federally illegal activity under the CSA. Although the Company’s activities are believed to be compliant with applicable California state and local law, strict compliance with state and local laws with respect to cannabis does not absolve the Company of liability under United States federal law, nor does it provide a defense to any federal proceeding which may be brought against the Company.
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
The Company believes it is still unclear what prosecutorial effects will be created by the rescission of the 2013 Cole Memorandum. The Company believes that the sheer size of the Regulated Cannabis industry, in addition to participation by state and local governments and investors, suggests that a large- scale enforcement operation would more than likely create unwanted political backlash for the DOJ and the Biden administration in certain states that heavily favor decriminalization and/or legalization. Regardless, cannabis and THC remain Schedule I controlled substances at the federal level, and neither the 2013 Cole Memorandum nor its rescission has altered that fact. The federal government of the United States has always reserved the right to enforce federal law in regard to the manufacture, distribution, sale and disbursement of
Medical-Use
Cannabis or
Adult-Use
Cannabis, even if state law permits such manufacture, distribution, sale and disbursement. The Company believes, from a purely legal perspective, that the criminal risk today remains similar to the risk on January 3, 2018. It remains unclear whether the risk of enforcement has been altered. Additionally, under United States federal law, it is a violation of federal money laundering statutes for financial institutions to take any proceeds from the sale of Regulated Cannabis or any other Schedule I controlled substance. Canadian banks are likewise hesitant to deal with cannabis companies, due to the uncertain legal and regulatory framework of the industry. Banks and other financial institutions, particularly those that are federally chartered in the United States, could be prosecuted and possibly convicted of money laundering for providing services to Regulated Cannabis businesses. While Congress is considering legislation that may address these issues, there can be no assurance that such legislation passes.
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
”) in connection with all cannabis-related banking activities by any client of such financial institution, in accordance with federal money laundering laws. These cannabis-related SARs are divided into three categories-cannabis limited, cannabis priority, and cannabis terminated-based on the financial institution’s belief that the business in question follows state law, is operating outside of compliance with state law, or where the banking relationship has been terminated, respectively. On the same day that the FinCEN Memorandum was published, the DOJ issued a memorandum (the “
2014 Cole Memorandum
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
The United States Congress has passed appropriations bills each of the last four years that have not appropriated funds for prosecution of cannabis offenses of individuals who are in compliance with state medical cannabis laws. American courts have construed these appropriations bills to prevent the U.S. federal government from prosecuting individuals when those individuals comply with state law relating to approved medical uses. However, because this conduct continues to violate U.S. federal law, American courts have observed that should Congress at any time choose to appropriate funds to fully prosecute the CSA, any individual or business - even those that have fully complied with state law - could be prosecuted for violations of U.S. federal law. And if Congress restores funding, the government will have the authority to prosecute individuals for violations of the law that took place before received funding under the CSA’s five-year statute of limitations.
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
” Amendment, and now known colloquially as the “
Joyce-

Amendment
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
”), and California Department of Tax and Fee Administration. MAUCRSA went into effect on January 1, 2018. MAUCRSA was then amended and restated in July 2021 through the annual budget trailer bill process to, among other things, consolidate the three state licensing agencies-BCC,
CalCannabis and MCSB-into a single licensing authority known as the Department of Cannabis Control (“
DCC
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
California Storage and Security
To ensure the safety and security of cannabis business premises and to maintain adequate controls against the diversion, theft, and loss of cannabis or cannabis products, California’s retail cannabis businesses are generally required to do the following:

•	limit access to dispensary premises to medical cannabis patients at least 18 years and older, and adults 21 and over maintain a fully operational security alarm system;

•	contract for professionally-certified security guard services;

•	maintain a video surveillance system that records continuously 24 hours a day;

•	ensure that the facility’s outdoor premises have sufficient lighting;

•	not dispense from its premises outside of permissible hours of operation;

•	limit the amount of cannabis goods dispensed to individual customers to prevent diversion;

•	store cannabis and cannabis product only in areas per the premises diagram submitted to the State of California during the licensing process;

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
FinCEN issued guidance in February 2014 which clarifies how financial institutions can provide services to cannabis-related businesses consistent with their obligations under the Bank Secrecy Act. Concurrently with the FinCEN guidance, the DOJ issued supplemental guidance directing federal prosecutors to consider the federal enforcement priorities enumerated in the 2013 Cole Memorandum with respect to federal money laundering, unlicensed money transmitter and Bank Secrecy Act offenses based on cannabis-related violations of the CSA. The FinCEN guidance sets forth extensive requirements for financial institutions to meet if they want to offer bank accounts to cannabis-related businesses, including close monitoring of businesses to determine that they meet all of the requirements established by the DOJ, including those enumerated in the 2013 Cole Memorandum. This is a level of scrutiny that is far beyond what is expected of any normal banking relationship. Under the 2019 FinCEN guidance discussed above, banks are not required to file SARs on businesses solely because they are engaged in the growth or cultivation of hemp in accordance with applicable laws and regulations. However, the 2014 guidance remains in place with respect to Regulated Cannabis businesses. FinCEN confirmed this point in guidance issued on June 29, 2020, and clarified that, if proceeds from cannabis-related activities are kept separate, a SAR filing is only required for the cannabis- related part of a business that engages in both cannabis and hemp activity.
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
-
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures.
Based on an evaluation as of March 31, 2022, our management, including the Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures (as defined in Rule
13a-15(e)
under the Exchange Act) were not effective to provide reasonable assurance because of a material weakness in our internal control over financial reporting described below.
Material Weakness
As reported in our 2021 Form
10-K,
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
The above material weakness did not result in a material misstatement of our previously issued financial statements, however, it could result in a misstatement of our account balances or disclosures that would result in a material misstatement of our annual or interim financial statements that would not be prevented or detected. See “Risk Factors - We identified a material weakness in our internal control over our financial reporting process. If we are unable to remediate this material weakness, we may not be able to accurately or timely report our financial condition or results of operations” in our 2021 Form
10-K.
Remediation Activities
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
Management will continue to review and make necessary changes to the overall design of our internal control environment, as well as policies and procedures to improve the overall effectiveness of our internal control over financial reporting. The material weakness will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART
II-OTHER
INFORMATION
Item 1. Legal Proceedings.
To the knowledge of the Company, the Company is not a party to any material legal proceedings nor, to the Company’s knowledge, are any such proceedings contemplated by or against the Company.
Item 1A. Risk Factors.
Not applicable.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

		Incorporated by Reference From
Exhibit No.	Title of Document	Form	Date Filed	Exhibit Number	Filed Herewith

2.1*	Definitive Transaction Agreement, dated November 24, 2020 by and among Subversive Capital Acauisition Corp., Caliva, TPCO CMG Merger Sub, Inc. and GRHP Management. LLC. as shareholders’ representative for Caliva’s shareholders	10-12G	9/30/2021	2.1

2.2*	Definitive Agreement. dated November 24. 2020 by and among Subversive Capital Acquisition Corp.. Left Coast Ventures. Inc.. TPCO LCV Merger Sub Inc. and Shareholder Representative Services LLC. as shareholders’ representative for LCV’s shareholders	10-12G	9/30/2021	2.2

2.3*	Agreement and Plan of Merger dated November 24. 2020 by and among Left Coast Ventures. Inc.. LCV Holdings 710. LLC. SISU Extraction. LLC and John Figueiredo	10-12G	9/30/2021	2.3

2.4*	Acquisition Agreement. dated November 24. 2020 among Subversive Capital Acquisition Corp.. Caliva. OG Enterprises. SC Branding. LLC and SC Vessel 1. LLC	10-12G	9/30/2021	2.4

2.5*†	Unit Purchase Agreement. dated as of October 1. 2021, by and among Coast L Acquisition Corp.. TPCO Holding Corp.. the Members of Coastal Holding Company, LLC. Identified on the Signature Pages Thereto. Julian Michalowski, as Equityholders’ Representative and Coastal Holding Company, LLC.	10-12G/A	10/27/2021	2.5

3.1	Notice of Articles of Subversive Capital Acquisition Corp.. dated July 15, 2019	10-12G	9/30/2021	3.1

3.2	Articles of Subversive Capital Acquisition Corp., dated July 15, 2019	10-12G/A	10/01/2021	3.2

3.3	Certificate of Change of Name. dated January 15, 2021 by Subversive Capital Acquisition Corp.	10-12G	9/30/2021	3.3

4.1	Specimen Common Share Certificate	10-12G	9/30/2021	4.1

4.2	Warrant Agency Agreement between the Company and Odyssey Trust Company dated July 16, 2019	10-12G	9/30/2021	4.2

10.15+	Separation Agreement. effective as of February 4. 2022, by and between TPCO Holding Corp. and Dennis O’Malley	8-K	2/7/2022	10.1

31.1	Section 302 Certification of Principal Executive Officer	—	—	—	X

31.2	Section 302 Certification of Principal Financial Officer	—	—	—	X

32.1	Section 1350 Certification of Principal Executive Officer	—	—	—	X

32.2	Section 1350 Certification of Principal Financial Officer	—	—	—	X

Incorporated by Reference From
Exhibit No.	Title of Document	Form	Date Filed	Exhibit Number	Filed Herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	—	—	—	X

*
Schedules and exhibits to this Exhibit omitted pursuant to Item 601(b)(2) of Regulation
S-K.
The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

†	Certain portions of this Exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K.
+	Management contract or compensatory plan or arrangement.
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

TPCO HOLDING CORP.

Date: May 16, 2022	By:	/s/ Troy Datcher
Troy Datcher Chief Executive Officer (Principal Executive Officer)

Date: May 16, 2022	By:	/s/ Mike Batesole
Mike Batesole Chief Financial Officer (Principal Financial Officer)