Form 10-Q
period 2022-06-30
TPCO Holding Corp.
filed 2022-08-15
CIK 1876945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
of the Exchange Act).    Yes  ☐    No  ☒
As of August 15, 2022, there were 103,125,910 common shares of the registrant issued and outstanding.

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

PART I-FINANCIAL INFORMATION
Item 1. Financial Statements
Interim condensed consolidated financial statements
TPCO Holding Corp.
For the three and six months ended June 30, 2022 and 2021
(Unaudited)

TPCO Holding Corp.
Interim condensed consolidated balance sheets
(Unaudited, in United States dollars)

As at	Note	June 30, 2022	December 31, 2021
Assets
Current Cash		$125,993,248	$165,310,609
Restricted cash and restricted cash equivalents		6,718,009	9,581,689
Accounts receivable, net	27	2,828,732	4,705,563
Income tax receivable		—	1,322,340
Inventory	5	19,167,525	27,239,651
Notes and other receivables, net	6	1,212,052	4,732,617
Prepaid expenses and other current assets	4	11,214,069	11,940,043
Assets held for sale	13	1,204,167	—

Total current asset		168,337,802	224,832,512

Investments	7	2,656,973	2,500,069
Security deposits		1,231,629	1,119,754
Prepaid expenses and other assets		843,937	756,968
Property and equipment	8	16,461,662	23,047,265
Right-of-use assets – operating	12	25,757,575	28,364,286
Right-of-use assets – finance	12	23,853,881	24,639,605
Intangibles	9	209,104,066	222,142,885
Goodwill	9	44,051,645	44,051,645

Total assets		$492,299,170	$571,454,989

Liabilities
Current
Accounts payable and accrued liabilities	11	$25,867,633	$41,625,317
Consideration payable – current portion		7,363,802	7,496,240
Operating lease liability – current portion	12	1,644,812	3,441,710
Finance lease liability – current portion	12	47,656	13,712
Cash settled share-based payments	16	4,143,938	5,166,666
Other current liabilities	15	4,696,938	—
Note payable	12	931,103	—
Contingent consideration	27	5,522	943,131
Liabilities held for sale	13	353,196	—

Total current liabilities		45,054,600	58,686,776

Operating lease liabilities	12	26,663,397	27,786,545
Finance lease liabilities	12	36,730,575	36,774,714
Consideration payable		827,252	1,827,515
Deferred tax liabilitie s	21	41,875,991	43,847,866

Total liabilities		151,151,815	168,923,416

Mezzanine equity
Redeemable non-controlling interest	15	36,555,184	41,456,387

Total mezzanine equity		36,555,184	41,456,387

Shareholders’ equity
Common shares, no par value, unlimited Common shares authorized, 100,884,163 issued and outstanding at June 30, 2022 and 97,065,092 at December 31, 2021	17	—	—
Additional paid in capital		961,434,796	954,102,859
Accumulated deficit		(656,842,625)	(593,027,673)

Total shareholders’ equity		304,592,171	361,075,186

Total liabilities, mezzanine equity and shareholders’ equity		$492,299,170	$571,454,989

Commitments and contingencies (Note 26)
Subsequent events (Note 32)
See accompanying notes to the interim condensed consolidated financial statements

TPCO Holding Corp.
Interim condensed consolidated statements of operations and comprehensive (loss) income
(Unaudited, in United States dollars)

		Three months ended		Six months ended
	Note	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Sales, net of discounts	14	$27,378,430	$54,203,157	$60,609,621	$94,120,545
Cost of sales		20,828,391	49,422,133	45,875,200	82,296,401

Gross profit		6,550,039	4,781,024	14,734,421	11,824,144

Impairment loss	13	2,429,530	16,868,720	2,429,530	74,899,107
Operating expenses	22	34,119,119	43,016,086	74,734,562	105,987,920

Loss from operations		(29,998,610)	(55,103,782)	(62,429,671)	(169,062,883)
Other income (expense)
Interest expense		(1,260,262)	(1,421,363)	(2,510,830)	(2,595,235)
Gain on debt forgiveness		—	3,358,686	—	3,358,686
Loss on disposal of asset s		(63,314)	(3,519,665)	(317,787)	(3,519,665)
Change in fair value of investments at fair value through profit loss	28	(330,960)	349,212	(33,096)	349,212
Change in fair value of contingent consideratio n	27	249,973	51,724,912	638,595	182,818,766
Other income		789,209	2,783,425	1,097,165	2,673,176

		(615,354)	53,275,207	(1,125,953)	183,084,940

(Loss) income before income taxes		(30,613,964)	(1,828,575)	(63,555,624)	14,022,057
Income tax recovery (expense)	21	131,279	7,653,074	(463,593)	10,863,696

Net (loss) income and comprehensive (loss) income		$(30,482,685)	$5,824,499	$(64,019,217)	$24,885,753

(Loss) income and comprehensive (loss) income attributable to shareholders of the company		$(30,123,075)	$5,824,499	$(63,814,952)	$24,885,753
Loss and comprehensive loss attributable to redeemable non- controlling interest	15	(359,610)	—	(204,265)	—

(Loss) income and comprehensive (loss) income		$(30,482,685)	$5,824,499	$(64,019,217)	$24,885,753

Earnings (loss) income per share
Basic	20	$(0.30)	$0.06	$(0.64)	$0.27
Diluted	20	$(0.30)	$0.06	$(0.64)	$0.27
Weighted average number of common shares
Basic	20	101,102,391	98,416,198	99,967,824	91,453,735
Diluted	20	101,102,391	99,735,129	99,967,824	92,723,089
See accompanying notes to the interim condensed consolidated financial statements

TPCO Holding Corp.
Interim condensed consolidated statements of changes in shareholders’ (deficit) equity
(Unaudited, in United States dollars)

		Number of
	Note	Common Shares	Warrants	Class B Shares	Common Shares to be Issued	Additional Paid in Capital	Accumulated Deficit	Total
Balance December 31, 2021		97,065,092	35,837,500	—	743,768	$954,102,859	$(593,027,673)	$361,075,186
Shares issued for long-term strategic contract	16	1,348,921	—	—	—	1,875,000	—	1,875,000
Shares issued to settle contingent consideration	17	569,939	—	—	(305,325)	299,014	—	299,014
Shares issued for RSUs vested	17, 19	201,380	—	—	—	—	—	—
Tax settlements associated with RSUs		—	—	—	—	(204,802)	—	(204,802)
Share-based compensation	19	—	—	—	—	2,242,077	—	2,242,077
Net loss		—	—	—	—	—	(33,691,877)	(33,691,877)

Balance March 31, 2022		99,185,332	35,837,500	—	438,443	$958,314,148	$(626,719,550)	$331,594,598
Shares issued for long-term strategic contract	16	1,441,093	—	—	—	1,875,000	—	1,875,000
Shares issued for RSUs vested	17, 19	257,738	—	—	—	—	—	—
Tax settlements associated with RSUs		—	—	—	—	(215,445)	—	(215,445)
Share-based compensation	19	—	—	—	—	1,461,093	—	1,461,093
Net loss		—	—	—	—	—	(30,123,075)	(30,123,075)

Balance June 30, 2022		100,884,163	35,837,500	—	438,443	$961,434,796	$(656,842,625)	$304,592,171

TPCO Holding Corp.
Interim condensed consolidated statements of changes in shareholders’ (deficit) equity
(continued)
(Unaudited, in United States dollars)

		Number of
	Note	Common Shares	Warrants	Class B Shares	Common Shares to be Issued	Additional Paid in Capital	Accumulated Deficit	Total
Balance December 31, 2020		—	35,837,500	15,218,750	—	$(21,886,268)	$(6,463,606)	$(28,349,874)
Conversion to Class B shares		14,655,547	—	(14,655,547)	—	—	—	—
Founders’ shares forfeited		—	—	(563,203)	—	(496,057)	496,057	—
Shares issued in a private placement		6,313,500	—	—	—	63,135,000	—	63,135,000
Conversion of Class A restricted voting shares		31,407,336	—	—	—	318,303,338	—	318,303,338
Shares issued for long-term strategic contracts	16	2,376,425	—	—	—	25,000,000	—	25,000,000
Shares issued in a business acquisition		41,808,021	—	—	1,355,258	546,447,112	—	546,447,112
Shares issued to extinguish liabilities in a business acquisition		336,856	—	—	—	4,264,597	—	4,264,597
Contingent shares to be issued in a business acquisition		—	—	—	187,380	2,372,231	—	2,372,231
Replacement options issued in a business acquisition		—	—	—	—	4,199,788	—	4,199,788
Share-based compensation	19	—	—	—	—	5,305,408	—	5,305,408
Net income		—	—	—	—	—	19,061,254	19,061,254

Balance March 31, 2021		96,897,685	35,837,500	—	1,542,638	$946,645,149	$13,093,705	$959,738,854
Release of shares to be issued		1,080,853	—	—	(1,080,853)	—	—	—
Shares to be issued reclassified from contingent consideration		—	—	—	333,868	1,957,045	—	1,957,045
Shares issued for options exercised		3,313	—	—	—	12,972	—	12,972
Share-based compensation	19	—	—	—	—	2,695,165		2,695,165
Net income		—	—	—	—	—	5,824,499	5,824,499

Balance June 30, 2021		97,981,851	35,837,500	—	795,653	$951,310,331	$18,918,204	$970,228,535

See accompanying notes to the interim condensed consolidated financial statements

TPCO Holding Corp.
Interim condensed consolidated statements of cash flows
(Unaudited, in United States dollars)

		Six months ended
	Note	June 30, 2022	June 30, 2021
Cash provided by (used in)
Operating activities
Net (loss) income		$(64,019,217)	$24,885,753
Adjustments for items not involving cash
Impairment loss	13	2,429,530	74,899,107
Interest expense		2,510,830	2,595,235
Interest income		(48,417)	—
Loss on disposal of assets		317,787	3,519,665
Loss on lease termination	12	41,074	—
Allowance for accounts receivable and notes receivable		2,478,142	119,193
Gain on debt forgiveness		—	(3,358,686)
Fair value change of investments	7	33,096	(349,212)
Depreciation and amortization	22	13,138,200	15,505,304
Shares issued for long-term strategic contracts		—	25,000,000
Share-based compensation expense, net of withholding tax settlement		3,282,923	13,838,164
Non-cash marketing expense	16	2,727,272	2,439,394
Non-cash operating lease expense	12	3,838,973	2,188,250
Fair value change of contingent consideration	27	(638,595)	(182,818,766)
Deferred income tax recovery	21	(1,971,875)	(14,445,626)
Repayment of operating lease liabilities		(4,611,772)	(2,638,885)
Net changes in non-cash working capital items	23	(3,978,891)	(43,371,911)

Total operating activities		(44,470,940)	(81,993,021)

Financing activities
Receipt of payments on notes receivable		1,572,712	—
Repayment of consideration payable		(766,666)	(872,021)
Repayment of finance lease liabilities		(2,228,507)	(1,288,164)
Proceeds from private placement		—	51,635,000
Redemption of Class A restricted voting shares		—	(264,318,686)
Proceeds from exercise of options		—	12,972
Repayment of line of credit		—	(1,000,000)

Total financing		(1,422,461)	(215,830,899)

Investing activities
Net cash paid in the Qualifying Transaction		—	(28,143,886)
Purchases of property and equipment	8	(2,314,113)	(1,278,834)
Advances for note receivable		—	(5,650,000)
Acquisition of investments	7	(150,000)	(900,000)
Proceeds from sale of property and equipment, net of selling costs		6,176,473	10,818,537

Total investing activities		3,712,360	(25,154,183)

Net change in cash during the period		(42,181,041)	(322,978,103)
Cash, restricted cash and restricted cash equivalents
Beginning of period		$174,892,298	$582,622,025

End of period		$132,711,257	$259,643,922

Cash		125,993,248	257,538,572
Restricted cash and restricted cash equivalents		6,718,009	2,105,350

Cash, restricted cash and restricted cash equivalents		$132,711,257	$259,643,922

Supplemental cash-flow information (Note 23)
See accompanying notes to the interim condensed consolidated financial statements

F-
7

TPCO Holding Corp.
Notes to the interim condensed consolidated financial statements
(Unaudited, in United States dollars)
For the three and six months ended June 30, 2022 and 2021

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
The Company’s registered office is located at 595 Burrard Street, Suite 2600, P.O. Box 49314, Vancouver, BC, V7X 1L3, Canada, and the Company’s head office is located at 1550 Leigh Avenue, San Jose, California, 95125, United States of America. Commencing on the date of the Qualifying Transaction, the Company became integrated as a cultivator, retailer, manufacturer and distributor of medical and adult use cannabis products through the sale to omni-channel retail and wholesale customers under the “Medical Marijuana Programs Act” and the proposition 64 “The Adult Use of Marijuana Act”.
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

F-
8

TPCO Holding Corp.
Notes to the interim condensed consolidated financial statements
(Unaudited, in United States dollars)
For the three and six months ended June 30, 2022 and 2021

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

3.	Significant accounting policies

(i)	Sale lease back
From time to time, the Company may enter into sale-leaseback transactions pursuant to which the Company sells a property to a third party and agrees to lease the property back for a certain period of time. To determine whether the transfer of the property should be accounted for as a sale, the Company evaluates whether it has transferred control to the third party in accordance with the revenue recognition guidance set forth in ASC 606—
Revenue
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

(ii)	Account ing standards adopted
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

F-
9

TPCO Holding Corp.
Notes to the interim condensed consolidated financial statements
(Unaudited, in United States dollars)
For the three and six months ended June 30, 2022 and 2021

3. Significant accounting policies
(continued)
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
4. Prepaid expenses and other
current
assets

	June 30, 2022	December 31, 2021
Prepaid expenses	$62,399	$109.929
Prepaid insurance	1,572,924	1.560.840
Prepaid inventory	—	2.188.881
Prepaid rent	541,667	650.000
Other prepaid assets	2,992,924	1.386.238
Indemnification assets	6,044,155	6.044.155

	$11,214,069	$11.940.043

5. Inventory

	June 30, 2022	December 31, 2021
Packaging supplies	$3,757,097	$2,784,846
Biological assets	435,123	1,371,749
Raw materials	1,441,270	2,284,344
Work in progress	1,841,221	3,445,426
Finished goods	11,692,814	17,353,286

	$19,167,525	$27,239,651

During the three and six months ended June 30, 2022, the Company recorded write-downs of $2,305,687 on inventory which is included in cost of sales.
6. Notes and other receivables, net

	June 30, 2022	December 31, 2021
Upfront payment	$5,650,000	$5,650,000
Promissory note receivable	569,082	543,560
Other receivable	—	1,200,000

Total notes receivable	6,219,082	7,393,560
Less allowance for credit losse s	(5,007,030)	(2,660,943)

Note receivable	$1,212,052	$4,732,617

7. Investments

	Marketable securities	Non- marketable securities	Available for sale securities	Other	Total
Balance, December 31, 2021	$860,496	$591,545	$1,048,028	$—	$2,500,069
Acquired in the period	—	—	—	150,000	150,000
Interest income	—	—	40,000	—	40,000
Change in fair value	(33,096)	—	—	—	(33,096)

Balance, June 30, 2022	$827,400	$591,545	$1,088,028	$150,000	$2,656,973

F-
10

TPCO Holding Corp.
Notes to the interim condensed consolidated financial statements
(Unaudited, in United States dollars)
For the three and six months ended June 30, 2022 and 2021

8. Property and equipment

	Leasehold improvements	Production equipment	Furniture and fixtures	Vehicles	Office equipment	Building	Total
Gross carrying amount
Balance, December 31, 2021	$13,861,757	$3,522,913	$858,859	$689,180	$1,065,000	$6,549,489	$26,547,198
Additions	2,275,360	38,753	—	—	—	—	2,314,113
Disposals	—	(618,397)	(44,228)	—	(23,161)	(6,549,489)	(7,235,275)

Balance, June 30, 2022	$16,137,117	$2,943,269	$814,631	$689,180	$1,041,839	$—	$21,626,036

Depreciation
Balance, December 31, 2021	$1,740,847	$1,150,370	$197,477	$115,919	$213,454	$81,866	$3,499,933
Additions	1,163,611	465,291	91,497	77,139	163,809	54,294	2,015,641
Disposals	—	(185,739)	(11,656)	—	(17,645)	(136,160)	(351,200)

Balance, June 30, 202 2	$2,904,458	$1,429,922	$277,318	$193,058	$359,618	$—	$5,164,374

Carrying amount December 31, 2021	$12,120,910	$2,372,543	$661,382	$573,261	$851,546	$6,467,623	$23,047,265

Carrying amount June 30, 2022	$13,232,659	$1,513,347	$537,313	$496,122	$682,221	$—	$16,461,662

Depreciation expense for the three and six months ended June 30, 2022 was $957,611 and $2,015,641, respectively (three and six months ended June 30, 2021 - $879,948 and $1,634,349, respectively).
As at June 30, 2022, the Company has leasehold improvements of $3,240,551 (December 31, 2021 - $966,192) in progress which are not available for use and therefore not depreciated.
Refer to Note 12 for additional information on the building disposal.

F-1

TPCO Holding Corp.
Notes to the interim condensed consolidated financial statements
(Unaudited, in United States dollars)
For the three and six months ended June 30, 2022 and 2021

9. Goodwill and intangibles

		Intangible assets
	Goodwill	License	Cultivation Network	Brand	Customer Relationship	Total
Gross carrying amount
Balance, December 31, 2021	$44,051,645	$124,710,293	$1,505,000	$116,700,360	$2,920,000	$245,835,653
Additions	—	—	—	—	—
Impairment prior to transfer to assets held for sale	—	(1,138,939)	—	—	—	(1,138,939)
Transfer to assets held for sale	—	(2,213,061)	—	(250,000)	—	(2,463,061)

Balance, June 30, 2022	$44,051,645	$121,358,293	$1,505,000	$116,450,360	$2,920,000	$242,233,653

Amortization
Balance, December 31, 2021		$17,572,144	$547,594	$5,264,606	$308,424	$23,692,768
Additions		7,761,183	79,234	3,038,928	162,222	11,041,567
Transfer to assets held for sale		(1,566,705)	—	(38,043)	—	(1,604,748)

Balance, June 30, 2022		$23,766,622	$626,828	$8,265,491	$470,646	$33,129,587

Carrying amount December 31, 2021	$44,051,645	$107,138,149	$957,406	$111,435,754	$2,611,576	$222,142,885

Carrying amount June 30, 2022	$44,051,645	$97,591,671	$878,172	$108,184,869	$2,449,354	$209,104,066

Amortization expense for the three and six months ended June
30
,
2022
, was $
5,667,055
and $
11,041,567
, respectively (three and six months ended June
30
,
2021
- $
879,948
and $
1,634,349
, respectively).
The following table outlines the estimated future annual amortization expense related to intangible assets as of June 30, 2022:

Estimated Amortization
Remainder of 2022	$10,519,736
2023	17,198,871
2024	14,662,412
2025	14,567,371
2026	14,509,871
Thereafter	137,645,805

$209,104,066

F-1

TPCO Holding Corp.
Notes to the interim condensed consolidated financial statements
(Unaudited, in United States dollars)
For the three and six months ended June 30, 2022 and 2021

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
. The transaction has been accounted for as a business combination under ASC 805 with 100% of the equity interest in Coastal and 90.5% of the equity interest in Varda Inc., being presented as redeemable NCI. During the period ended June 30, 2022, approval for the transfer of the Varda Inc. license was received and the associated redeemable NCI was reclassified to a liability. Refer to Note 15.
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
The number of shares to be issued becomes fixed at various points during the closing period as milestones, which are primarily receipt of approval for licenses to transfer, are met. During the six-months
period ended June 30, 2022, approval was received for the transfer of the licenses required in order for the transaction to close, although the Company is waiting for Coastal shareholders to perform certain obligations in order to facilitate a closing of the transaction. Although the NCI is not redeemable in cash, it has been presented as mezzanine equity as there is no limit in the arrangement on the number of shares to be issued.
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
As it relates to the business combinations described above, the Company is still in the process of assessing the fair value of the net assets acquired, liabilities assumed and measurement of consideration, and, as a result, the fair value of the net assets acquired may be subject to adjustments pending completion of final valuations and post-closing adjustments. Management will finalize the accounting for the acquisitions no later than one year from the date of the respective acquisition date and will reflect these adjustments in the reporting period in which the adjustments are determined. Differences between these provisional estimates and the final acquisition accounting may occur and these differences could have a material impact on the Company’s future financial position and results of operations.

F-1

TPCO Holding Corp.
Notes to the interim condensed consolidated financial statements
(Unaudited, in United States dollars)
For the three and six months ended June 30, 2022 and 2021

10. Business combinations
(continued)

(iii)	Kase’s Journey
On August 2, 2021, the Company, through its wholly owned subsidiary Caliva CARECE1 LLC, acquired all of the issued and outstanding equity interests of Kase’s Journey Inc., an operating retail dispensary located in Ceres, California, from the existing shareholders for $1,300,000 cash, subject to adjustments, and $1,221,902 of consideration payable. During the six months ended June 30, 2022, the Company finalized the purchase price allocation to the individual assets acquired and liabilities assumed using the acquisition method.

(iv)	Martian Delivery
On August 16, 2021, the Company, through its wholly owned subsidiary TPCO US Holding LLC, acquired all of the issued and outstanding membership interests of Martian Delivery LLC, an operating retail dispensary located in the City of Sacramento, California, from the existing shareholders for $237,500 cash and $237,500 in promissory notes payable. During the six months ended June 30, 2022, the Company finalized the purchase price allocation to the individual assets acquired and liabilities assumed using the acquisition method.
11. Accounts payable and accrued liabilities

	June 30, 2022	December 31, 2021
Trade payables	$6,230,481	$8,390,991
Other accrued expenses	5,439,242	7,288,466
Accrued payroll expenses	2,941,753	1,326,493
Accrued severance expenses	910,788	1,331,365
Accrued income and other taxes	8,685,972	19,062,306
Goods received but not yet invoiced	1,659,397	4,225,696

	$25,867,633	$41,625,317

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
The following table provides the components of lease cost:

	Three months ended		Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Operating lease costs	$2,014,895	$1,070,432	$3,838,973	$2,188,520
Short term lease expense	189,430	79,249	263,179	130,148

Lease expense	2,204,325	1,149,681	4,102,152	2,318,668

Finance lease cost:
Amortization of lease assets	392,190	603,148	785,724	1,059,711
Interest on lease liabilities	1,116,715	1,333,974	2,221,316	2,265,053

Finance lease cost	1,508,905	1,937,122	3,007,040	3,324,764

Total lease costs	$3,713,230	$3,086,803	$7,109,192	$5,643,432

F-1

TPCO Holding Corp.
Notes to the interim condensed consolidated financial statements
(Unaudited, in United States dollars)
For the three and six months ended June 30, 2022 and 2021

12. Leases
(continued)
The maturity of the contractual undiscounted lease liabilities as of June 30, 2022:

	Operating Lease	Finance Lease
Remainder of 2022	$2,510,807	$2,261,935
2023	5,541,232	4,625,156
2024	5,189,434	4,763,910
2025	4,980,290	4,906,828
2026	4,768,404	5,054,033
Thereafter	24,012,148	64,884,896

Total undiscounted lease liabilities	47,002,315	86,496,758
Interest on lease liabilities	18,694,106	49,718,527

Total present value of minimum lease payments	28,308,209	36,778,231
Lease liability – current portion	1,644,812	47,656

Lease liability	$26,663,397	$36,730,575

Additional information on the
right-of-use
assets is as follows:

	Operating lease	Finance lease
Gross carrying amount
Balance, December 31, 2021	$30,980,801	$26,258,698
Additions (i)	2,163,935	—
Impairment (Note 13)	(1,290,591)	—
Transfer to assets held for sale (Note 13)	(345,854)	—
Lease termination (ii)	(1,010,934)	—

Balance, June 30, 2022	$30,497,357	$26,258,698

Depreciation
Balance, December 31, 2021	$2,616,515	$1,619,093
Additions	2,123,267	785,724

Balance, June 30, 2022	$4,739,782	$2,404,817

Carrying amount December 31, 2021	$28,364,286	$24,639,605

Carrying amount June 30, 2022	$25,757,575	$23,853,881

The Company capitalized $352,367 and $704,732 of depreciation to inventory for the three and six months ended June 30, 2022, respectively (three and six months ended June 30, 2021—$553,821 and $770,857, respectively).
(i) During the three months ended March 31, 2022 and
 the
 six month period ended June 30, 2022, the Company entered into a sale-leaseback arrangement whereby it sold its building for $6,500,000 less closing costs and entered into a lease with the buyer for a non-cancellable
period of five years with the option to extend the lease for three additional five year periods. The Company received $6,000,000 upfront and received a promissory note for $500,000 which is payable over five years. The fair value of the promissory note on initial recognition was $389,816. The Company recorded a loss on sale which was calculated as follows:

Sale price	$6,389,816
Selling costs	(230,960)
Carrying value of buildin g	(6,413,329)

Loss on disposal of asset	$(254,473)

(ii) During the three month period ended June 30, 2022, the Company terminated one of its leases early by agreeing to pay the lessor $200,000 upon termination and issuing a promissory note for $950,000 due January 2, 2023. The fair value of the promissory note on initial recognition was $931,103. The Company recorded a loss on termination of $41,074 which is included in operating expenses on the interim condensed consolidated statement of operations and comprehensive (loss) income.

F-1

TPCO Holding Corp.
Notes to the interim condensed consolidated financial statements
(Unaudited, in United States dollars)
For the three and six months ended June 30, 2022 and 2021

13. Impairment and assets held for sale

	Three months ended		Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Right-of-use assets (i)	$1,290,591	$748,087	$1,290,591	$748,087
Assets held for sale (ii)	1,138,939	16,120,633	1,138,939	16,120,633
Non-THC business (iii)	—	—	—	58,030,387

	$2,429,530	$16,868,720	$2,429,530	$74,899,107

(i) During the six months ended June 30, 2022, the Company recorded impairment of $1,290,591 related to two of its properties which are no longer being used by the Company and have been subleased or listed for sublease at an amount less than current rental payments.
(ii) In June 2022, the Company became committed to a plan to sell two licenses and transfer the related right of use asset and lease liability. Prior to reclassification to assets held for sale, the assets were tested for impairment. As a result, the cost bases of the asset groups were written down to $850,971, resulting in an impairment loss of $1,138,939 on intangible assets.
The carrying amounts of assets in the disposal group are as follows:

June 30, 2022
Intangible assets	$858,313
Right-of-use assets	345,854

$1,204,167

The carrying amounts of liabilities in the disposal group are as follows:

June 30, 2022

Lease liabilities	$353,196

$353,196

The fair value of the disposal group of $850,971 is management’s best estimate.
(iii) In February 2021, the Company became committed to a plan to sell its non-THC
business, which was acquired as part of the Caliva and OGE and LCV acquisitions on January 15, 2021. As a result of the decision to sell, the assets were tested for i
mpairment and an impairment loss of $58,030,387 was recognized.
14. Revenue
The following table represents the Company’s disaggregated revenue by sales channel:

	Three months ended		Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Omni-channel retail	$18,951,671	$11,880,358	$38,039,008	$21,578,471
Wholesale	8,426,759	42,322,799	22,570,613	72,542,074

	$27,378,430	$54,203,157	$60,609,621	$94,120,545

F-1

TPCO Holding Corp.
Notes to the interim condensed consolidated financial statements
(Unaudited, in United States dollars)
For the three and six months ended June 30, 2022 and 2021

15. Redeemable
non-controlling
interest
The following table summarizes the redeemable NCI as at June 30, 2022:

	Coastal Holding (a)	Varda Inc. (b)	Calma (c)	Total
Balance, December 31, 2021	$35,307,459	$4,648,928	$1,500,000	$41,456,387
Net (loss) income attributable to redeemable non-controlling interest	(252,275)	48,010	—	(204,265)
Reclassification to liability	—	(4,696,938)	—	(4,696,938)

Balance, June 30, 2022	$35,055,184	$—	$1,500,000	$36,555,184

a)
The Company is obligated to acquire 100% of the equity in Coastal Holding when the transaction closes, which is contingent upon various conditions. As at June 30, 2022, the number of shares that would be required to redeem the NCI is approximately 23,400,000. Refer to Note 10.

b)
The Company is obligated to acquire the remaining 90.5% of Varda Inc. when regulatory approval is received for the license to transfer. On June 20, 2022, regulatory approval was received and as a result the associated redeemable NCI has been reclassified to a liability. Refer to Note 10.

c)
The Company is obligated to acquire the Class A shares of Calma when regulatory approval is received for the license to transfer. The Calma NCI will be redeemed for a variable number of shares to the value of $
1,500,000
. The number of shares that would be required to redeem the Calma NCI as at June 30, 2022 is approximately 2,200,000. Refer to Note 10.

16. Long term strategic contracts
Marketing Agreement (“MA”)
The Company has engaged a third-party for strategic and promotional services. During the three months ended March 31, 2021 and the six months ended June 30, 2021, the Company issued

2,376,425
common shares in settlement of the initial $
25,000,000
. As the shares vested immediately, the full amount of the $
25,000,000
has been recognized as an expense in operating expenses during the the three months ended March 31, 2021 and six months ended June 30, 2021.
The Company is obligated to issue shares to the value of $1,875,000 quarterly over the second and third year of the contract. During the six months ended June 30, 2022, the Company issued 2,790,014 common shares to settle the first and second quarterly payments.
The Company recognized an expense of $1,363,635 and $2,727,272 during the three and six months ended June 30, 2022, respectively (three and six months ended June 30, 2021—$1,363,636 and $2,727,273) in operating expenses as a sales and marketing expense. As at June 30, 2022, the cash-settled liability is $4,143,938 (December 31, 2021—$5,166,666).
The arrangement can be terminated by the counterparty in certain circumstances, one of which is any change of control of the Company. In that case, the Company is required to settle the agreement in a lump sum payment that consists of all unpaid amounts. As at June 30, 2022, the amount that the Company would be liable for if the contract is terminated is $11,250,000.
Brand Strategy Agreement (“BSA”)
The Company is party to the BSA, whereby the Company receives the services of Shawn C. Carter p/k/a
JAY-Z’s
related promotion and advertising for the remaining
non-cancellable
period of 5 years. The Company is committed to settle $21,500,000 in either cash or common shares at the option of the counterparty over the remaining non-cancellable
period.
The Company is recognizing the cost associated with the arrangement over the same period it is receiving services.
During the three and six months ended June 30, 2022, the Company recognized an expense of $1,104,167 and $2,208,333, respectively (three and six months ended June 30, 2021—$1,104,167 and $2,208,333, respectively) in operating expenses related to this arrangement and $1,391,898 accounts payable and accrued liabilities as at June 30, 2022 (December 31, 2021—$2,183,565). During the six months ended June 30, 2022, the Company made a cash payment of $3,000,000 (June 30, 2022—$2,000,000).
The agreement can be terminated by the counterparty in certain circumstances, including a change in control of the Company or an involuntary de-listing.
In these circumstances, the Company will be obligated to pay damages equal to $18,500,000 less the amount already paid under the arrangement. As at June 30, 2022, the amount of damages that the Company would be liable for if the contract is terminated was $13,500,000.

F-1

TPCO Holding Corp.
Notes to the interim condensed consolidated financial statements
(Unaudited, in United States dollars)
For the three and six months ended June 30, 2022 and 2021

17. Shareholders’ equity
Common shares

a)	Authorized
The Company is authorized to issue an unlimited number of common shares with no par value.

b )	Common shares issued

Number of common shares
Balance, December 31, 2021	97,065,092
(i) Shares issued to settle contingent consideration	305,325
(ii) Shares issued to settle contingent consideration	264,614
Shares issued for Marketing Arrangement (Note 16)	2,790,014
Shares issued for vested RSUs and PSUs (Note 19)	459,118

Balance, June 30, 2022	100,884,163

(i)
During the three months ended March 31, 2022 and
 the

si
x
 months ended
J
une
 3
0
, 2022, the Company issued 305,325 common shares related to contingent consideration in the acquisition of Caliva. The common shares were included in shares to be issued as at December 31, 2021.

(ii)
During the three months ended March 31, 2022 and the
six
months ended
J
une
 3
0
, 2022, the Company issued 264,614 common shares related to contingent consideration in the acquisition of LCV. The common shares were issued as the related contingency was resolved.

On January 28, 2022, the Company announced a voluntary extension of the lock-up
agreements with certain members of the Company’s leadership team and the entire board of directors, covering over approximately 34,000,000 issued and outstanding common shares. Pursuant to the lock-up
agreements, each counterparty has agreed that, subject to certain exceptions, they will not, without the written consent of the Company, among other things, assign or dispose of any of their locked-up
shares until January 28, 2023.
18. Warrants
The following table reflects the continuity of warrants:

	Number of Warrants	Weighted Average Exercise Price
Balance, December 31, 2021 and June 30, 2022	35,837,500	$11.50

The warrants expire on January 14, 2026. The Company has the right to accelerate expiry of the warrants (excluding the warrants held by the Subversive Capital Sponsor LLC in certain circumstances), if for any 20 trading days in a
30-day
trading period the closing price of the share is $18.00 or greater.
19. Share-based compensation
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
The Company’s options outstanding relate to replacement options issued in a business combination that occurred in 2021.

F-1

TPCO Holding Corp.
Notes to the interim condensed consolidated financial statements
(Unaudited, in United States dollars)
For the three and six months ended June 30, 2022 and 2021

19. Share-based compensation
(continued)
The following table reflects the continuity of the share options during the six months ended June 30, 2022:

	June 30, 2022
	Number of options	Weighted average exercise price $	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding, beginning of period	756,703	7.85
Expired	(92,883)	8.26
Forfeited	(100,205)	7.98

Outstanding, end of period	563,615	7.76	5.76	—

Vested and expected to vest in the future	549,448	7.74	5.57	—

Exercisable	427,787	7.76	4.89	—

As at June 30, 2022, there was $446,427 of total unrecognized compensation cost related to non-vested
replacement options. That cost is expected to be recognized over a weighted average period of 2.13 years.
(b) Equity-settled RSUs and PSUs
The following table reflects the continuity of RSUs and PSUs granted during the six months ended June 30, 2022:

	June 30, 2022
	Number of RSUs	Weighted average grant date fair value $	Number of PSUs	Weighted average grant date fair value $
Outstanding, beginning of period	3,160,020	7.21	150,000	7.01
Granted	2,355,250	1.00	2,410,000	1.03
Vested	(800,045)	7.71	(75,000)	7.01
Forfeited	(496,330)	7.57	(125,000)	1.04

Outstanding, end of period	4,218,895	3.61	2,360,000	1.22

As at June 30, 2022, there was $5,902,643 of total unrecognized compensation cost related to non-vested
RSUs and $2,504,262 of total unrecognized compensation cost related to non-vested
PSUs. That cost is expected to be recognized over a weighted average period of 2.28 years and 1.22 years respectively. The total fair value of RSUs and PSUs vested during the six months ended June 30, 2022, was $1,002,055 and $29,888, respectively.
Of the 875,045 RSUs and PSUs that vested, 459,118 were settled in shares
,
 378,014 were settled in cash to cover withholding taxes on behalf of the employees and 37,913 were not yet settled.
The range of grant date fair values related to RSUs and PSUs granted during the six months ended June 30, 2022 was $0.65—$1.41.
The Company estimates forfeitures based on historical forfeiture trends. If actual forfeiture rates are not consistent with the Company’s estimates, the Company may be required to increase or decrease compensation expenses in future periods.
During the three and six months ended June 30, 2022 and 2021, the Company recognized the following total compensation expense, net of estimated forfeitures:

	Three months ended		Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Replacement options	$48,013	$620,000	$279,507	$1,296,607
Equity-settled RSUs and PSUs	1,413,080	1,127,721	3,423,663	1,910,496
Cash-settled RSUs	—	3,015,220	—	5,837,591
Rights to contingent consideration	—	947,444	—	4,793,470

	$1,461,093	$5,710,385	$3,703,170	$13,838,164

F-1

TPCO Holding Corp.
Notes to the interim condensed consolidated financial statements
(Unaudited, in United States dollars)
For the three and six months ended June 30, 2022 and 2021

20. (Loss) earnings per share

	Three months ended		Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
(Loss) income available to common shareholders	$(30,123,075)	$5,824,499	$(63,814,952)	$24,885,753
Consequential effect on profit or loss from the assumed conversion of cash-settled share-based payments	—	—	—	—

(Loss) income available to common shareholders adjusted for the effect of dilution	$(30,123,075)	$5,824,499	$(63,814,952)	$24,885,753

Weighted average number of shares, basic	101,102,391	98,416,198	99,967,824	91,453,735
Dilutive securities – RSUs	—	65,625	—	44,844
Dilutive securities – Other share-based payments	—	1,253,306	—	1,224,510

Weighted average number of shares, diluted	101,102,391	99,735,129	99,967,824	92,723,089
Basic (loss) earnings per share	$(0.30)	$0.06	$(0.64)	$0.27
Diluted (loss) earnings per share	$(0.30)	$0.06	$(0.64)	$0.27
Approximately 74,340,455 of potentially dilutive securities as at June 30, 2022 were excluded in the calculation of diluted loss per share as their impact would have been anti-dilutive.
21. Income taxes
The following table summarizes the Company’s income tax expense and effective tax rates for the three and six months ended June 30, 2022 and 2021:

	Three months ended		Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
(Loss) income before income taxes	$(30,613,964)	$(1,828,575)	$(63,555,624)	$14,022,057
Income tax recovery (expense)	$131,279	$7,653,074	$(463,593)	$10,863,696
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
under IRC Section 280E.
The effective tax rate for the six months ended June 30, 2022 varies widely from the six months ended June 30, 2021, primarily due to the reduction in non-deductible
expenses as a proportion of total expenses in the current year. The Company incurs expenses that are not deductible due to IRC Section 280E limitations which results in significant income tax expense.
The Company operates in a number of tax jurisdictions and are subject to examination of its income tax returns by tax authorities in those jurisdictions who may challenge any item on those returns. Significant judgment is required in evaluating the Company’s uncertain tax positions and determining the provision for income taxes.
The Company’s unrecognized deferred tax assets were
 $49,206,546 and $42,459,208 as at June 30, 2022 and December 31, 2021, respectively.
The federal statute of limitation remains open for the 2019 tax year to the present. The state income tax returns generally remain open for the 2018 tax year through the present. Net operating losses arising prior to these years are also open to examination if and when utilized.

F-

TPCO Holding Corp.
Notes to the interim condensed consolidated financial statements
(Unaudited, in United States dollars)
For the three and six months ended June 30, 2022 and 2021

22. Operating expenses

	Three months ended		Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
General and administrative	$9,113,932	$11,144,063	$22,744,814	$20,504,895
Allowance for accounts receivable and notes receivable	411,440	(87,494)	2,661,146	86,617
Sales and marketing	3,725,562	6,517,245	7,141,299	35,512,990
Salaries and benefits	10,538,278	10,404,165	21,243,781	18,221,282
Share-based compensation (Note 19)	1,461,093	5,710,385	3,703,170	13,838,164
Lease expense (Note 12)	2,204,325	1,149,681	4,102,152	2,318,668
Depreciation of property and equipment and amortization of right-of-use assets	997,434	929,281	2,096,633	1,923,202
Amortization of intangible assets (Note 9)	5,667,055	7,248,760	11,041,567	13,582,102

	$34,119,119	$43,016,086	$74,734,562	$105,987,920

23. Supplemental cash flow information

	Six months ended
	June 30, 2022	June 30, 2021
Change in working capital
Accounts receivable	$1,744,776	$(1,628,639)
Income tax receivable	1,322,340	—
Notes and other receivables, net	—	(1,700,000)
Inventory	8,776,858	(12,785,213)
Prepaid expenses and other current assets	725,974	(3,555,324)
Security deposits	(111,875)	(16,900)
Prepaid expenses and other assets	(86,969)	81,333
Accounts payable and accrued liabilities	(16,349,995)	(23,767,168)

	$(3,978,891)	$(43,371,911)

	Six months ended
	June 30, 2022	June 30, 2021
Non-cash transactions
Income taxes paid	$4,300,000	$—

F-2
1

TPCO Holding Corp.
Notes to the interim condensed consolidated financial statements
(Unaudited, in United States dollars)
For the three and six months ended June 30, 2022 and 2021

24. Related party transactions and balances
The following table outlines the amounts paid to a related party:

	Three months ended		Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Lease payments – interest and principal (i)	$1,347,198	$1,356,286	$2,693,195	$2,213,325
Administrative fees and other costs	—	—	—	5,000

	$1,347,198	$1,356,286	$2,693,195	$2,218,325

(i)
A director of the Company is a close family member to an owner of R&C Brown Associates, LP (“R&C”). The Company has 2 operating leases and 1 finance lease with R&C. Included in lease liabilities and right-of-use
assets as at June 30, 2022 is $40,829,710 (December 31, 2021 - $41,053,363) and $25,772,639 (December 31, 2021 - $28,035,112), respectively, with respect to leases with R&C.

In addition to the items described above, the Company entered into the following transaction with a related party:

(i)
The counterparty to the Marketing Agreement described in Note 16 (the “Counterparty”) became a related party in May 2021, when its Chief Executive Officer joined the Company’s Board of Directors. On April 27, 2022, the individual resigned from the Company’s Board of Directors and at that time the Counterparty ceased to be a related party. During the three and six months ended June 30, 2022, the Company expensed $409,090 and $1,772,725, respectively related to the Marketing Agreement up to April 27, 2022.

25. Segmented information
The Company’s operations comprise a single operating segment engaged in the cultivation, manufacturing, distribution and sale of cannabis within the State of California. All revenues were generated in the State of California for the three and six months ended June 30, 2022 and 2021 and all property and equipment, right-of-use
assets and intangible assets were located in the State of California.
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

F-2
2

TPCO Holding Corp.
Notes to the interim condensed consolidated financial statements
(Unaudited, in United States dollars)
For the three and six months ended June 30, 2022 and 2021

26. Commitments and contingencies
(continued)
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
The Company has received annual licenses from each local jurisdiction in which it actively operates. Although the Company believes it will continue to receive the necessary licenses from the State and applicable local jurisdictions to conduct its business in a timely fashion, there is no guarantee its clients will be able to do so and any failure to do so may have a negative effect on its business and results of operations.

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
c)    Social equity fund
The Company formed Social Equity Ventures LLC (“SEV”) in 2021 as its social equity investment vehicle. The Company intends to fund SEV with $10,000,000 and contribute 2% of its net income to allow SEV to make further social equity investments. During the six months ended June 30, 2022, SEV made one social equity investments totalling $150,000 (December 31, 2021 - $1,000,000). Refer to Note 7 for further details.
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
The following provides a breakdown of contingent consideration as at June 30, 2022 and 2021:

	Contingent consideration
	Trading price consideration (i)	Other (ii)	Total
Balance, December 31, 2020	$—	$—	$—
Additions	232,719,246	—	232,719,246
Change in fair value	(184,775,811)	1,957,045	(182,818,766)
Transferred to equity		(1,957,045)	(1,957,045)

Balance June 30, 2021	$47,943,435	—	47,943,435

Balance, December 31, 2021	$574,687	$368,444	$943,131
Change in fair value	(569,165)	(69,430)	(638,595)
Transferred to equity	—	(299,014)	(299,014)

Balance, June 30, 2022	$5,522	$—	$5,522

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

F-2
3

TPCO Holding Corp.
Notes to the interim condensed consolidated financial statements
(Unaudited, in United States dollars)
For the three and six months ended June 30, 2022 and 2021

27. Financial instruments
(continued)
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
20-day
volume-weighted average price.

Key Inputs	June 30, 2022	December 31, 2021	June 30, 2021
Key unobservable inputs
Expected volatility	65%	65%	63%
Key observable inputs
Share price	$0.65	$1.39	$5.58
Risk-free interest rate	2.87%	0.79%	0.36%
Dividend yield	0%	0%	0%
Number of shares	21,969,238	21,850,404	21,793,363
A 15% change in the volatility assumption will have the following impact on the fair value of the contingent consideration:

Change in volatility	June 30, 2022	December 31, 2021	June 30, 2021
+15%	$57,701	$1,597,743	17,527,095
-15%	$(5,521)	$(528,968)	(20,712,326)
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
Credit risk
Credit risk arises from deposits with banks, security deposits, trade receivables, notes receivable and other receivables.

	Gross	Allowance	Net
Cash	$125,993,248	$—	$125,993,248
Restricted cash and restricted cash equivalents	6,718,009	—	6,718,009
Accounts receivable (i)	4,976,978	(2,148,246)	2,828,732
Security deposits	1,231,629	—	1,231,629
Notes receivables (ii)	6,219,082	(5,007,030)	1,212,052

	$145,138,946	$(7,155,276)	$137,983,670

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

F-2
4

TPCO Holding Corp.
Notes to the interim condensed consolidated financial statements
(Unaudited, in United States dollars)
For the three and six months ended June 30, 2022 and 2021

27. Financial instruments
(continued)
As at June 30, 2022 the Company’s aging of receivables was as follows:

June 30, 2022
0 - 30 days	$1,706,018
31 - 60 days	336,242
61 - 90 days	359,852
91 – 120 days	126,192
Over 120 days	2,448,674

Gross receivables	4,976,978
Less allowance for doubtful accounts	(2,148,246)

$2,828,732

(ii) For notes and other receivables, the Company determines the allowance for doubtful accounts by considering, for each debtor, if there has been any indication that a loss has been incurred. In making that determination, the Company considers the credit rating of the debtor as well as any collateral that underlies the receivable. Refer to Note 6 for additional information.
28. Fair value measurement
The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as at June 30, 2022 and the associated gains (losses) for the six months ended June 30, 2022:

	Carrying amount	Fair value	Level 1	Level 3	Gains (losses)
Equity securities	$827,400	$827,400	$827,400	$—	$(33,096)
Debt securities	1,088,028	1,088,028	—	1,088,028	—

Total investments	$1,915,428	$1,915,428	$827,400	$1,088,028	$(33,096)

Contingent consideration – trading price consideration	$5,522	$5,522	$—	$5,522	$569,165
Contingent consideration—other	—	—	—	—	69,430

Total contingent consideration (Note 27)	$5,522	$5,522	$—	$5,522	$638,595

F-2
5

TPCO Holding Corp.
Notes to the interim condensed consolidated financial statements
(Unaudited, in United States dollars)
For the three and six months ended June 30, 2022 and 2021

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
The aggregate carrying values of the VIEs’ assets and liabilities, after elimination of any intercompany transactions and balances, in the interim condensed consolidated balance sheets were as follows:

	June 30, 2022	December 31, 2021
Assets
Current assets
Cash	$2,713,347	$1,754,929
Restricted cash	3,578,513	6,443,076
Accounts receivable, net	104,449	91,004
Income tax receivable	—	162,073
Inventory	1,726,370	1,199,662
Prepaid expenses and other current assets	1,409,604	1,401,117

Total current assets	9,532,283	11,051,861
Property and equipment, net	5,780,597	5,110,894
Goodwill	36,253,294	36,253,294
Intangible assets	23,450,833	25,471,611
Right-of-use assets—operating	11,584,278	12,199,466

Total assets	$86,601,285	$90,087,126

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$6,026,640	$6,724,680
Consideration payable – current portion	1,679,072	1,331,724
Operating lease liability- current portion	532,418	935,346

Total current liabilities	8,238,130	8,991,750
Operating lease liabilities	11,590,421	11,681,587
Deferred tax liabilities	6,569,724	7,563,419
Consideration payable	827,251	1,827,515

Total liabilities	$27,225,526	$30,064,271

The assets and liabilities in the table above include the carrying value of the goodwill, intangible assets and fair value adjustments recognized as a result of the business combination. Included in restricted cash is $3,578,513 (December 31, 2021 - $6,443,076) that is only available to settle certain VIE obligations, and the creditors of $5,202,555 (December 31, 2021 - $7,953,367) of the liabilities have no recourse against the Company.
30. Comparative figures
Certain comparative figures have been restated where necessary to conform with current period presentation.

F-2
6

TPCO Holding Corp.
Notes to the interim condensed consolidated financial statements
(Unaudited, in United States dollars)
For the three and six months ended June 30, 2022 and 2021

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
32. Subsequent events
Share issuance
Subsequent to June 30, 2022, the Company issued 86,205
shares for RSUs and PSUs vested.

F-2
7

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
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report contains certain information that may constitute forward-looking information and forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, and under Canadian securities laws (collectively, “Forward-Looking Statements”) which are based upon the Company’s current internal expectations, estimates, projections, assumptions and beliefs. Such statements can be identified by the use of forward-looking terminology such as “expect”, “likely”, “may”, “will”, “should”, “intend”, “anticipate”, “potential”, “proposed”, “estimate” and other similar words, including negative and grammatical variations thereof, or statements that certain events or conditions “may” or “will” happen, or by discussions of strategy. Forward-Looking Statements include estimates, plans, expectations, opinions, forecasts, projections, targets, guidance, or other statements that are not statements of fact. Forward-Looking Statements in this Quarterly Report include, but are not limited to, statements with respect to:

•	the performance of the Company’s business and operations;

•	the Company’s expectations regarding revenues, expenses, liquidity and anticipated cash needs, including the Company’s ability to grow revenue and reach long-term profitability;

•	the Company’s ability to reduce its operating expenses and cash burn rate;

•	the Company’s ability to complete future strategic alliances and the expected impact thereof;

•	expected future sources of financing;

•
the expected future business strategy, competitive strengths, goals, expansion and growth of the Company’s business, including operations and plans, new revenue streams and cultivation and licensing assets;

•	the implementation and effectiveness of the Company’s distribution platform, including;

•	the expected impact of the Company’s agreement to transition its wholesale distribution to Nabis;

•	expectations with respect to future production costs;

•	the expected methods to be used by the Company to distribute cannabis;

•	the competitive conditions of the industry;

•	laws and regulations and any amendments thereto applicable to the business and the impact thereof;

•	the competitive advantages and business strategies of the Company;

•	the application for additional licenses and the grant of licenses or renewals of existing licenses that have been applied for;

•	the Company’s future product offerings;

•	the anticipated future gross margins of the Company’s operations;

•	the Company’s ability to source and operate facilities in the United States;

•	the Company’s ability to source select investment opportunities and complete future targeted acquisitions, the ability to finance any such acquisitions, and the expected impact thereof;

•	expansion into additional U.S. and international markets;

•	expectations of market size and growth in the United States and the states in which the Company operates or contemplates future operations;

•	expectations for regulatory and/or competitive factors related to the cannabis industry generally; and

•	general economic trends.

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
Results for First Six Months of 2021 Do Not Reflect Complete Period
Our financial results for the six month period ended June 30, 2021 (“H1 2021”) did not include operating results form January 1, 2021 to January 15, 2021 due to the fact that our qualifying transaction, pursuant to which the Company’s business operations began, closed on January 15, 2021 (the “Qualifying Transaction”). Accordingly, our results of operations are not necessarily comparable between the six months ended June 30, 2022 and the six months ended June 30, 2021.
Part 1—Business Overview
The Company is a consumer-focused cannabis company based in the United States focused on the recreational and wellness markets. The Company’s operations in California are focused on building winning brands supported by its omni-channel ecosystem. The Company’s platform was designed to create one of the most socially responsible and culturally impactful companies in the United States, producing consistent, well-priced products and culturally relevant brands that are distributed to third-party retailers as well as direct-to-consumer
via the Company’s delivery service and strategically located storefront retail locations across California. A portfolio of products and brands that appeal to a broad range of user groups, need-states and occasions, offered at many price points, and with various brand value propositions, are produced at thigh caliber of quality through integrated cultivation and manufacturing. The Company believes its delivery and storefront retail outlets will allow it to achieve high gross-margins on many of its products, forge one-on-one
relationships between its brands and consumers and collect proprietary consumer data and insights.

The Company’s operational footprint spans cultivation, manufacturing, brands, retail and delivery. The management team and directors of the Company bring together deep expertise in cannabis, consumer packaged goods, investing and finance from start-ups
to publicly traded companies. The Company aims to leverage the collective industry experience of its management and directors.
As at June 30, 2022, the Company views its business as having the following two sales channels:

1)
Omni-channel retail (retail, pick up and, delivery): the Company currently operates eleven omni-channel retail locations (three in northern California, three in central California, and five in southern California) and four consumer delivery hubs.

2)
Wholesale: the Company directly sells first party (i.e., produced in-house)
products into approximately 500 dispensaries across California via its partnership with Nabis, a leading cannabis wholesale platform in California. Additional wholesale revenue comes from sales of sourced bulk flower and oil produced in-house.
The low margin bulk flower and oil production business is being strategically scaled down to prioritize higher-margin activities, reduce complexity and conserve cash.

Through a combination of (i) professional leadership (ii) omni-channel operations, (iii) technology and data driven practices, (iv) brand and product expertise, and (v) social justice and equity advocacy, the Company intends to set the example globally as a best-in-class
cannabis operation. The Company is actively evaluating cost reductions and business optimization to reduce its cash burn in the near term.
Beginning in 2022, the Company changed its mergers & acquisitions strategy going forward to be more opportunistic and selective rather than as a core function to achieve rapid growth.

Second Quarter Highlights
Profitability – Gross Margin Improvement & Cost Reduction
The Company’s operations team is focusing its plans on two key activities with the aim of improving the overall profitability and health of the business and reducing cash burn: 1) increasing gross margin and 2) reducing costs.

•	Product / Retail Focus Areas

•	Leveraging vendor relationships to improve speed to consumers and product cost

•
Omni-channel consolidation of stores and delivery in one location – reduces fixed costs and inventory management complexity by eliminating stand-alone delivery depots unless such depots achieve volume metrics necessary to be profitable

•	Logistics Consolidation

•	Distribution center consolidation – reduces fixed costs and inventory management complexity

•
Outsourcing logistics to industry-leading platforms – reduces complexity and increases revenue by leveraging their sales platforms to access more business-to-business customers in the wholesale space as demonstrated by our recent agreement to transition our wholesale distribution activities to Nabis, a leading cannabis wholesale platform in California. This is expected to immediately reduce annual payroll expense with further savings to be realized from the reduction in operational complexity and expense synergies. The wholesale agreement includes the Company’s entire wholesale portfolio and will utilize a multi-channel sales platform to reach its current and prospective customers as well as providing the Company with additional data to better serve its customers.

•	Real Estate Optimization

•	The Company has renegotiated several long-term leases and subleased excess real estate

•
As previously announced, the Company completed the sale and leaseback of its property on Pullman Avenue, San Jose, California. The Company received $6,000,000 in cash promptly upon signing and a $500,000 promissory note receivable over five years. The Company leased back the space for a ten year term with an option to terminate early after five years and with two five-year options to extend the term at a base rent of $552,500

Senior Leadership Changes
On June 6, 2022, the Company announced the appointment of Roz Lipsey as Executive Vice President of Operations & Wholesale. In this newly created role, Ms. Lipsey will focus on implementing operational efficiencies and cost saving initiatives across the Company as well as the continued growth of the Company’s omni-channel retail platform.

New
In-Store
Initiatives
The Company implemented the following
in-store
initiatives during the three months ended June 30, 2022 (“Q2 2022”) to drive omni-channel retail sales growth:

•	New interactive displays improving the retail counter experience; adding shelving to pull live product to the sales floor keeping budtenders engaged with the customer

•	“Smell before you buy” experience by adding bud pod tables to create an interactive customer experience with our flower assortment

•	Added a Blaze Bar experience where customers can learn how to roll a joint, dab, understand terpenes, or take a cannabis education workshop

•	The Parent Company—Pure Beauty partnership to launch cannabis pre-rolls, with billboard advertising featuring rapper and songwriter, Timbaland

•	Focus on promoting higher margin TPCO first party products sales at all locations with “daily deals”.

Subsequent Events
East Coast Expansion
On July 6, 2022, the Company announced its first out of California state licensing and cultivation production agreement (the “Licensing Agreement”) with Curio Wellness (“Curio”). The agreement will bring the Company’s brands and products to the State of Maryland with anticipated market launch in late 2022.
Initial brands to be introduced under the terms of the Licensing Agreement include Monogram, Caliva, Mirayo by Santana, Deli and other TPCO owned brands, in a variety of product form factors including jarred fresh flower, prerolls, premium vapes, and infused gummies and chocolates. Some of the products will feature signature strains of cannabis cultivated by Curio in collaboration with The Parent Company. The Parent Company brands are expected to initially be available at Curio’s Far & Dotter dispensaries, with broad wholesale distribution to dispensaries across the State of Maryland to follow.
Under the terms the Licensing Agreement, Curio will exclusively manufacture, distribute, market and sell the Company’s branded products in the State of Maryland according to the product specifications and quality standards established by the Parent Company. The Licensing Agreement has an initial term of four years with further renewal terms and anticipates a potential expanded partnership into additional states.
Social Equity
On July 1, 2022, the Company agreed to make a
follow-on
$200,000 investment in its existing Josephine & Billies investment. Women founded and led, Josephine and Billie’s is LA’s first cannabis speakeasy that gives Women of Color a tailored cannabis experience. It’s inclusive, communal and puts the needs of Women of Color at the forefront. The Parent Company is proud to make this follow-on
investment to provide Josephine & Billies the funds needed to build a sustainable business.

Share Issuance
Subsequent to June 30, 2022, the Company issued 86,205 shares.
Results of Operations
TPCO Holding Corp.
Interim condensed consolidated statements of operations and comprehensive (loss) income

	Three-months ended		Six-months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Sales, net of discounts	$27,378,430	$54,203,157	$60,609,621	$94,120,545
Cost of sales	20,828,391	49,422,133	45,875,200	82,296,401

Gross profit	6,550,039	4,781,024	14,734,421	11,824,144

Impairment loss	2,429,530	16,868,720	2,429,530	74,899,107
Operating expenses	34,119,119	43,016,086	74,734,562	105,987,920

Loss from operations	(29,998,610)	(55,103,782)	(62,429,671)	(169,062,883)
Other income (expense)
Interest expense	(1,260,262)	(1,421,363)	(2,510,830)	(2,595,235)
Gain on debt forgiveness	—	3,358,686	—	3,358,686
Loss on disposal of assets	(63,314)	(3,519,665)	(317,787)	(3,519,665)
Change in fair value of investments	(330,960)	349,212	(33,096)	349,212
Change in fair value of contingent consideration	249,973	51,724,912	638,595	182,818,766
Other income	789,209	2,783,425	1,097,165	2,673,176

	(615,354)	53,275,207	(1,125,953)	183,084,940

Loss before income taxes	(30,613,964)	(1,828,575)	(63,555,624)	14,022,057
Income tax expense	131,279	7,653,074	(463,593)	10,863,696

Loss and comprehensive loss	$(30,482,685)	$5,824,499	(64,019,217)	$24,885,753

Loss and comprehensive loss attributable to controlli	(30,123,075)	5,824,499	(63,814,952)	24,885,753
Loss and comprehensive loss attributable to non-con	(359,610)	—	(204,265)	—

	(30,482,685)	5,824,499	(64,019,217)	24,885,753

During Q2 2022 the Company focused on optimizing its operations and leveraging the assets it acquired in 2021 to achieve higher gross margins and reduce cash burn. Our results for the six months ended June 30, 2022 include the various higher margin omni-channel retail growth acquisitions we made during 2021 including: Martian Delivery, LLC (“Martian Delivery”) (during Q3 2021), Kase’s Journey Inc. (“Kase’s Journey”) (during Q3 2021), Calma and Coastal (both during Q4 2021).
During Q2 2022, the Company is focused on its higher margin omni-channel retail business and scaling down its lower gross margin bulk wholesale business which has also experienced price compression. This strategy has shifted the revenue mix significantly between the periods and resulted in a substantial $26,824,727 headline consolidated revenue decline from revenues of $54,203,157 in Q1 2021 to Q2 2022 revenues of $27,378,430. The Company notes that the second quarter 2022 over second quarter 2021 growth in omni-channel retail revenue is $7,071,313 absolute dollar terms or 60% on a percentage basis. The consolidated revenue decline is attributed to the managed shift away from the low margin bulk wholesale business which experienced a $33,896,040 or 80% revenue decline in Q2 2022 as compared to Q2 2021.
Despite the $26,824,727 revenue decline (49.5% on a percentage basis) from Q2 2021 to Q2 2022, the Company was able to increase its gross margin by $1,769,015 or 37% in the same comparative periods given the higher margin nature of its omni-channel retail business.

The Company’s loss from operations for the three and six months ended June 30, 2022 totaled $29,998,610 and $62,429,6741 compared with $55,103,782 and $169,062,883, respectively, for the three and six months ended June 30, 2021, representing a substantial improvement. Q2 2022 operating expenses of $34,119,119 represents a $8,896,967, or 20.7%, decrease over Q2 2021 operating expenses of $43,016,086 as the Company works to implements its target of $30 million of annual operating expense savings by the end of 2022. The Company is focused on reducing further reducing operating expenses and associated operating losses in the coming quarters.
Sales Revenue
Revenue by sales channel for the three and six months ended June 30, 2022 compared to June 30, 2021 was as follows:

	Three months ended		Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Omni-channel retail	18,951,671	11,880,358	38,039,008	21,578,471
Wholesale	8,426,759	42,322,799	22,570,613	72,542,074

	27,378,430	54,203,157	60,609,621	94,120,545

Omni-channel retail (Retail, Pick up, Delivery)
As of June 30, 2022, the Company operated eleven retail locations and four consumer delivery hubs. We have four store brands, Caliva, Deli by Caliva, Coastal and Calma.
Revenues earned from omni-channel retail sales in the three and six months ended June 30, 2022 totaled $18,951,671 and $38,039,008 respectively, compared with $11,880,358 and $21,578,471 in the comparative period ended June 30, 2021. The second quarter 2022 over second quarter 2021 growth in omni-channel retail revenue is $7,071,313 absolute dollar terms or 60% on a percentage basis. The Company achieved this very strong omni-channel retail growth as the comparative period did not include the financial results contributed by Kase’s Journey, Martian Delivery, Coastal and Calma all of which were acquired subsequent to June 30, 2021. Further, the Company changed the product mix to increase sales of first party in-house
branded product revenues at its acquired dispensaries which generates higher gross margins over third party product offerings.
Q2 2022 omni-channel retail revenue of $18,951,671 is materially consistent compared with Q1 2022 omni-channel retail revenues of $19,087,337. The Company is focusing on rationalizing its business for profitability at this time rather than growth.
During Q2 2022, the Company launched several new products including new Caliva strains available only through retail & delivery locations:

•	Indica: GMO, Hibachi

•	Hybrid: Gush Mints, Jawbreaker

•	Sativa: Pineapple Express, Durban Poison, Hawaiian Fanta
The Company also launched a new SKU offering with Deli Greens 14 gram and 28 gram package sizes which have been well received.
The Company’s Coastal Stockton location was voted the best dispensary in San Joaquin by USA Today.
Wholesale
The Company directly sells first party and selected third party products into approximately 500 dispensaries across California, leveraging in-house
sales teams, as well as the two wholesale distribution centers in San Jose and Costa Mesa, respectively. Our Wholesale segment also includes the bulk business and consists primarily of distillate oil manufacturing, and bulk flower sales. This low margin business is being scaled down.
Revenues earned from the Wholesale sales channel in Q2 2022 totaled $8,426,759 compared with $42,322,799 in Q2 2021, representing a decrease of $33,896,040, or 80%. The decrease is primarily due to the Company dropping very low margin products and scaling down the business due to a significant price compression in flower and distillate oil in the California market. As a result of the strategic review on the Wholesale business, the Company has decided to outsource logistics to industry-leading platforms to reduce complexity and increase revenue by leveraging their sales platforms to access more business-to-business customers in the wholesale space. This is demonstrated by the Company’s recent agreement to transition its wholesale distribution activities to Nabis, a leading cannabis wholesale platform in California. This transition is expected to immediately reduce annual payroll expense by $1.4 million with further savings to be realized from the reduction in operational complexity and expense synergies. The wholesale agreement includes the Company’s entire wholesale portfolio and will utilize a multi-channel sales platform to reach its current and prospective customers as well as providing the Company with additional data to better serve its customers

Gross Profit
Gross Profit reflects our revenue less our cost of sales costs primarily consisting of labor, materials, consumable supplies, overhead, amortization of production equipment, shipping, packaging and other expenses required to produce cannabis products.
The Company’s gross profit for Q2 2022 was $6,550,036 (23.9% as a percentage of revenue), an increase of $1,769,015 or 37% from gross profit of $4,781,024 (8.8% as a percentage of revenue) for Q2 2021. The Company $1,769,015, or 37%, increase in gross profit in Q2 2022 as compared to Q2 2021 was achieved while revenues declined $26,827,272, or 49.5%, in the same periods.
The significant increase in gross profit is a result of the Company scaling down its low margin wholesale business and focusing on higher margin omni-channel retail augmented by margin enhancing initiatives. These initiatives have included:

•	implementing consistent pricing in the acquired Coastal dispensaries to have parity across the Company network of dispensaries;

•	working with brands on clearing aged inventory if product isn’t selling through;

•	creating curated menus based on market driven by customer demand in order to offer an optimal product mix; and

•	working with vendors to seek lower pricing on products which do not achieve the Company’s gross margin targets and/ or raising prices for such products if vendor concessions are not achievable.
Operating Expenses

	Three-months ended		Six-months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
General and administrative	$9,113,932	$11,144,063	22,744,814	$20,504,895
Allowance for doubtful accounts	411,440	(87,494)	2,661,146	86,617
Sales and marketing	3,725,562	6,517,245	7,141,299	35,512,990
Salaries and benefits	10,538,278	10,404,165	21,243,781	18,221,282
Stock compensation expense	1,461,093	5,710,385	3,703,170	13,838,164
Lease expense	2,204,325	1,149,681	4,102,152	2,318,668
Depreciation and amortization of ROU	997,434	929,281	2,096,633	1,923,202
Amortization of intangible assets	5,667,055	7,248,760	11,041,567	13,582,102

	$34,119,119	$43,016,086	74,734,562	$105,987,920

Operating expenses primarily include salaries and benefits, professional fees, rent and facilities expenses, travel-related expenses, advertising and promotion expenses, licenses, fees and taxes, office supplies and pursuit expenses related to outside services, stock-based compensation and other general and administrative expenses.
For the three and six months ended June 30, 2022, the Company recorded operating expenses of $34,119,119 and $74,734,562 respectively compared with $43,016,086 and $105,987,920 in the three and six months ended June 30, 2021 comparative periods. Q2 2022 operating expenses of $34,119,119 represents a $8,896,967, or 20.7%, decrease over Q2 2021 operating expenses of $43,016,086 as the Company works to reduce its operating expenses.
General and administrative costs decreased to $9,113,932 in Q2 2022 from $11,144,063 in Q2 2021. The decrease in general administrative expenses is due mainly to lower professional fees and savings from cost reduction initiatives.
The allowance for doubtful accounts was $411,440 in Q2 2022 compared with a $87,494 recovery in Q2 2021. The increased allowance reflects management’s estimates for credit losses on various trade receivables.

Salaries and benefits totaled $10,538,278 in Q2 2022 compared to $10,404,165 in Q2 2021. The $134,113 or 1.3% increase is a result of the consolidation of additional head count acquired via the Coastal, Martian, Kase and Calma acquisitions net of restructuring efficiencies.
Lease expense increased to $2,204,325 in the three months ended June 30, 2022 from $1,149,681 in the comparative period reflect the numerous acquisitions made during 2021 which are consolidated in the financial results for the three months ended June 30, 2022 whereby the Company increased the number of lease properties and its California footprint, as well as the Pullman property sale and lease back arrangement.
Share based compensation expense decreased to $1,461,093 in Q2 2022 from $5,710,385 in Q2 2021. Share based compensation is a non-cash
expense and fluctuates with the number of restricted stock units (“RSUs”) granted in a period and the stock price. The decrease in stock-based compensation expense was primarily attributable to the significant number of RSUs granted in connection with the Qualifying Transaction, as well as the fact that the market price of our common shares was lower in Q2 2022 than it was in Q2 2021.
Depreciation of property, plant & equipment of $997,434 in Q2 2022 is comparable with the $929,281 depreciation expense recorded in Q2 2021.
Amortization of intangible assets decreased to $5,667,055 in Q2 2022 from $7,248,760 in Q2 2021 due to impairment charges recorded in 2021 which reduced our intangible asset balances.
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
In Q2 2022, the Company did not observe any triggers suggesting impairment and thus an impairment test was not performed. The Company did record $2,429,530 of impairment charges in Q2 2022 related mainly to capitalized right-of-use
assets associated with real estate leases that were restructured as part of lease re-negotiations.
In Q2 2021, the Company recorded impairment of $16,868,720 associated with the disposal of its non-THC
business. The impairment charge is an adjustment that did not affect the Company’s cash position.
Other Items
Interest (expense)
In Q2 2022 the Company recorded interest expense of $1,260,262 compared with $1,421,363 for Q2 2021, the majority of which relates to interest expense on lease accounting for the Company’s right-of-use
assets.
Contingent consideration
In Q2 2022, the Company recorded a gain on the change in the fair value of contingent consideration of $249,973 compared to $51,724,912 in Q2 2021. The Company agreed to pay certain contingent consideration in connection with its Qualifying Transaction. This contingent consideration will be fair valued at each quarter-end
and the gain or loss recorded in the statement of operations and comprehensive income (loss) will be inversely related to the movement in the price of the Company’s common shares.
Net Income (loss) and Comprehensive Income (Loss)
In Q2 2022, the Company recorded net loss of $30,482,685 compared with net income of $5,824,499 in Q2 2021. The net income recorded by the Company in Q2 2021 was due primarily to the recognition of a $51,724,912 non-cash
revaluation gain on certain contingent consideration.
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
Adjusted EBITDA
We believe Adjusted EBITDA is a useful measure to assess the performance of the Company as it provides more meaningful operating results by excluding the effects of expenses that are not reflective of our underlying business performance and other one-time
or
non-recurring
expenses. We define “Adjusted EBITDA” as EBITDA adjusted to exclude extraordinary items, non-recurring
items and, other
non-cash
items, including, but not limited to (i) stock-based compensation expense, (ii) fair value change in contingent consideration and investments measured at Fair Value Through Profit and Loss
(“FVPL”)(iii) non-recurring
legal and professional fees, human-resources, inventory and collections-related expenses, (iv) intangible and goodwill impairments and loss on disposal of assets, and (v) transaction costs related to merger and acquisition activities
Reconciliation of
Non-GAAP
Measures
A reconciliation of EBITDA and Adjusted EBITDA to the most directly comparable measure determined under GAAP is set out below.

	Three-months ended		Six-months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net loss and comprehensive loss	$(30,482,685)	$5,824,499	$(64,019,217)	$24,885,753
Income taxes	(131,279)	(7,653,074)	463,593	(10,863,696)
Depreciation and amortization	6,664,489	8,178,041	13,138,200	15,505,304
Interest expense	1,260,262	1,421,363	2,510,830	2,595,235

EBITDA	(22,689,213)	7,770,829	(47,906,594)	32,122,596

Adjustments:
Share based compensation expense	1,461,093	5,710,385	3,703,170	13,838,164
Other non-recurring items:
Fair value change of contingent consideration	(249,973)	(51,724,912)	(638,595)	(182,818,766)
Change in fair value of investments at FVPL	330,960	(349,212)	33,096	(349,212)
Loss on disposal of assets	317,787	3,519,665	317,787	3,519,665
Impairment loss	2,429,530	16,868,720	2,429,530	74,899,107
Other taxes	—	2,243,441	—	2,243,441
De-SPAC costs	—	1,003,567	2,178,536	3,621,807
Restructuring costs	—	1,834,166	—	2,378,782
Sales and marketing expense	—	—	—	28,610,675

Adjusted EBITDA	$(18,399,816)	$(13,123,351)	$(39,883,070)	$(21,933,741)

EBITDA
The Company’s EBITDA loss for Q2 2022 was $22,689,213, a decrease of $30,460,042 from Q2 2021 when the Company recorded positive EBITDA of $7,770,829 due to the $51,724,912 revaluation gain on contingent consideration recognized in Q2 2021.
Adjusted EBITDA
The Company’s Adjusted EBITDA loss for Q2 2022 was $18,399,816, an increase of $5,276,465 from the $13,123,351 loss for Q2 2021. The increased loss is primarily due the various businesses acquired in 2021 being integrated and the comparative period including $5,080,174 of one-off
adjustment related to the Qualifying Transaction and restructuring costs and a Canadian one time tax associated with the proceeds repaid to the redeeming shareholders in connection with the Qualifying Transaction. The Company is undertaking several initiatives to improve profitability and reduce cash burn as described in this MD&A.
The Company’s management views Adjusted EBITDA as the best measure of its underlying operating performance.
Liquidity and Capital Resources
We manage liquidity risk by reviewing, on an ongoing basis, our sources of liquidity and capital requirements. As at June 30, 2022, The Parent Company had cash and cash equivalents of $125,993,248 compared with cash and cash equivalents of $165,310,609 as at December 31, 2021.
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

Our objective is to generate sufficient cash to fund our operating requirements and expansion plans. Since the closing of the Qualifying Transaction on January 15, 2021, we have incurred net operating losses. However, management is confident in the Company’s ability to grow revenue and reach long-term profitability. We also expect to have access to public capital markets through our listing on the NEO Exchange, and continue to review and pursue selected external financing sources to ensure adequate financial resources. These potential sources include, but are not limited to (i) obtaining financing from traditional or non-traditional
investment capital organizations; (ii) obtaining funding from the sale of our common shares or other equity or debt instruments; and (iii) obtaining debt financing with lending terms that more closely match our business model and capital needs. There can be no assurance that we will gain adequate market acceptance for our products or be able to generate sufficient positive cash flow to achieve our business plans, that additional capital or other types of financing will be available when needed, or that these financings will be on terms favorable to the Company or at all.
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
The following table provides the components of lease cost:

	Three months ended		Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Operating lease costs	$2,014,895	$1,070,432	$3,838,973	$2,188,520
Short term lease expense	189,430	79,249	263,179	130,148

Lease expense	2,204,325	1,149,681	4,102,152	2,318,668

Finance lease cost:
Amortization of lease assets	392,190	603,148	785,724	1,059,711
Interest on lease liabilities	1,116,715	1,333,974	2,221,316	2,265,053

Finance lease cost	1,508,905	1,937,122	3,007,040	3,324,764

Total lease costs	$3,713,230	$3,086,803	$7,109,192	$5,643,432

The maturity of the contractual undiscounted lease liabilities as of June 30, 2022:

	Operating Lease	Finance Lease
Remainder of 2022	$2,510,807	$2,261,935
2023	5,541,232	4,625,156
2024	5,189,434	4,763,910
2025	4,980,290	4,906,828
2026	4,768,404	5,054,033
Thereafter	24,012,148	64,884,896

Total undiscounted lease liabilities	47,002,315	86,496,758
Interest on lease liabilities	18,694,106	49,718,527

Total present value of minimum lease payments	28,308,209	36,778,231
Lease liability – current portion	1,644,812	47,656

Lease liability	$26,663,397	$36,730,575

Marketing Agreement (“MA”)
The Company has engaged a third-party for strategic and promotional services. During the six months ended June 30, 2021, the Company issued 2,376,425 common shares in settlement of the initial $25,000,000. As the shares vested immediately, the full amount of the $25,000,000 has been recognized as an expense in operating expenses during the six months ended June 30, 2021.
The Company is obligated to issue shares to the value of $1,875,000 quarterly over the second and third year of the contract. During the six months ended June 30, 2022, the Company issued 2,790,014 common shares to settle the first and second quarterly payments.
The Company recognized an expense of $1,363,635 and $2,727,272 during the three and six months ended June 30, 2022, respectively (three and six months ended June 30, 2021 - $1,363,636 and $2,727,273) in operating expenses as a sales and marketing expense. As at June 30, 2022, the cash-settled liability is $4,143,938 (December 31, 2021 - $5,166,666).
The arrangement can be terminated by the counterparty in certain circumstances, one of which is any change of control of the Company. In that case, the Company is required to settle the agreement in a lump sum payment that consists of all unpaid amounts. As at June 30, 2022, the amount that the Company would be liable for if the contract is terminated is $11,250,000.
Brand Strategy Agreement (“BSA”)
The Company is party to the BSA, whereby the Company receives the services of Shawn C. Carter p/k/a
JAY-Z’s
related promotion and advertising for the remaining
non-cancellable
period of 5 years. The Company is committed to settle $21,500,000 in either cash or common shares at the option of the counterparty over the remaining non-cancellable
period.
The Company is recognizing the cost associated with the arrangement over the same period it is receiving services.
During the three and six months ended June 30, 2022, the Company recognized an expense of $1,104,167 and $2,208,333, respectively (three and six months ended June 30, 2021 - $1,104,167 and $2,208,333, respectively) in operating expenses related to this arrangement and $1,391,898 accounts payable and accrued liabilities as at June 30, 2022 (December 31, 2021 - $2,183,565). During the six months ended June 30, 2022, the Company made a cash payment of $3,000,000 (June 30, 2022 - $2,000,000).
The agreement can be terminated by the counterparty in certain circumstances, including a change in control of the Company or an involuntary de-listing.
In these circumstances, the Company will be obligated to pay damages equal to $18,500,000 less the amount already paid under the arrangement. As at June 30, 2022, the amount of damages that the Company would be liable for if the contract is terminated was $13,500,000.
Mosaic.Ag
On May 16, 2021, the Company entered into a membership interest purchase agreement (the “Membership Interest Purchase Agreement”) to obtain leasehold interests of approximately 10 years duration in each of four one-acre
parcels of land that are licensed for outdoor cannabis grow (collectively, the “Outdoor Grow Properties”). On May 21, 2021 (the “Effective Date”), the Company entered into series of cultivation and supply agreements with each of the leaseholders of the Outdoor Grow Properties and Mosaic. AG, Inc. (“Mosaic.Ag”), pursuant to which Mosaic.Ag agreed to cultivate cannabis on each of the Outdoor Grow Properties on the Company’s behalf for a period commencing on the Effective Date of and ending at least three years from the closing of the transactions contemplated by the Membership Interest Purchase Agreement, with options to extend for up to five years (the “Cultivation and Supply Agreements”). Under the terms of the Membership Interest Purchase Agreement, as of the Effective Date, the Company and Mosaic.Ag obtained access to the Outdoor Grow Properties and began to commence cannabis cultivation activities under the Cultivation and Supply Agreements. The purchase price under the Membership Interest Purchase Agreement is $6,000,000 in cash, $2,500,000 in common shares of the Company payable on the closing date (with the number of shares issued based on the volume-weighted average price per common share for the ten consecutive trading days prior to the closing date) and up to 1,309,263 common shares of the Company subject to an earnout based on the production value of cannabis grown on the Outdoor Grow Properties over the twenty-four months following the Effective Date. The closing of the transactions contemplated by the Membership Interest Purchase Agreement are dependent on the satisfaction of various closing conditions, multiple of which were not met by the end of the second quarter of 2022 as required by the Membership Interest Purchase Agreement. Further, Mosaic.Ag was unable to produce sufficient quantities of biomass according to Company quality standards and pursuant to the Cultivation Supply Agreements. For the foregoing reasons, TPCO delivered to Mosaic on June 30, 2022, notice of its exercise of its contractual rights to terminate each of the Cultivation and Supply Agreements and the Membership Interest Purchase Agreement effective on such date. Pursuant to the terms of the Membership Interest Purchase Agreement, on the Effective Date, the Company advanced to the seller $5,650,000 secured by a promissory note, which note is now past its maturity date. Pursuant to the terms of the Cultivation and Supply Agreements, the Company made payments for cannabis product in advance based on a projected aggregate yield, with Mosaic owing a refund for any overpayment in the event of the actual yield (as measured at the conclusion of the growing season) being less than the projected yield, which event did transpire, triggering a refund owed to Company of approximately $1,500,000. There can be no assurance the promissory note and/or the overpayment amount will be repaid in full. The Company expects to pursue repayment of such debts through appropriate legal actions.

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
Inflation
The Company is not immune to the widespread cost inflation experienced in the United States and many parts of the world. The Company intends to continue to work to improve its gross margins by partnering with its vendors.
Critical Accounting Policies and Estimates
For a description of our critical accounting policies and estimates, refer to Part II, Item 7, Critical Accounting Estimates in our 2021 Form
10-K.
There have been no material changes to our critical accounting estimates from the information provided in our 2021 Form
10-K.

Cash Flow
The table below highlights our cash flows for the periods indicated:

	Six-months ended
	June 30, 2022	June 30, 2021
Cash provided by (used in)
Operating activities
Net (loss) income	$(64,019,217)	$24,885,753
Adjustments for items not involving cash
Impairment loss	2,429,530	74,899,107
Change in fair value of investments	33,096	(349,212)
Interest expense	2,510,830	2,595,235
Interest income	(48,417)	—
Allowance for accounts and notes receivable	2,478,142	119,193
Loss on lease termination	41,074	—
Loss on disposal of assets	317,787	3,519,665
Gain on debt forgiveness	—	(3,358,686)
Depreciation and amortization	13,138,200	15,505,304
Shares issued for long-term strategic contracts	—	25,000,000
Stock compensation expense	3,282,923	13,838,164
Non-cash marketing expense	2,727,272	2,439,394
Non-cash operating lease expense	3,838,973	2,188,250
Fair value change of contingent consideration	(638,595)	(182,818,766)
Deferred taxes	(1,971,875)	(14,445,626)
Repayment of lease liabilities	(4,611,772)	(2,638,885)
Net changes in non-cash working capital items	(3,978,891)	(43,371,911)

Total operating	(44,470,940)	(81,993,021)

Financing activities
Proceeds from notes receivable	1,572,712	—
Proceeds from private placement	—	51,635,000
Proceeds from exercise of options	—	12,972
Redemption of Class A shares	—	(264,318,686)
Repayment of finance lease liabilities	(2,228,507)	(1,288,164)
Repayment of consideration payable	(766,666)	(872,021)
Repayment of line of credit	—	(1,000,000)

Total financing	(1,422,461)	$(215,830,899)

Investing activities
Advances for investments	(150,000)	—
Net cash paid in business combinations	—	(28,143,886)
Advances for not receivable	—	(5,650,000)
Advances for investments at FVPL	—	(900,000)
Proceeds from sale of property and equipment	6,176,473	10,818,537
Purchases of property and equipment	(2,314,113)	(1,278,834)

Total investing	3,712,360	(25,154,183)
Net change in cash during the year	(42,181,041)	(322,978,103)
Cash, restricted cash and cash equivalents
Beginning of period	$174,892,298	$582,622,025

End of period	$132,711,257	$259,643,922

Operating Activities
Cash used in operating activities in the six months ended June 30, 2022 totaled $44,470,940 as compared to cash used in operating activities of $81,993,021 in the comparative six month period ended June 30, 2021. In the six months ended June 30, 2022, the cash used in operating activities represents an average operating cash burn rate of $6,748,675 per month excluding changes in non-cash
working capital. The Company is evaluating a number of options to improve operating results, including: subleasing excess real estate, combining operations for lower performing locations, closing or disposing of non-core
assets, and general and administrative cost reductions.
In the comparative six month period ending June 30, 2021, the Company settled significant payables related to its Qualifying Transaction which closed on January 15, 2021, resulting in the much higher use of cash of $81,993,021.
Financing Activities
Cash used in financing activities totaled $1,422,461 in the six months ended June 30, 2022 compared with cash used of $215,830,899 in the comparative six month period ended June 30, 2021. In the six months ended June 30, 2022, the Company settled $2,228,507 lease liabilities associated with its real estate, $766,666 of consideration payable related to its Coastal acquisition offset by $1,572,712 received primarily from a legal settlement and the remainder from the sale of non-core
assets. The six months end June 30, 2021 includes a payment of $264,318,686 in connection with the redemption of Class A restricted voting shares on closing the Qualifying Transaction.
Investing Activities
Cash provided by investing activities totaled $3,712,360 in the six months ended June 30, 2022 compared with cash used of $25,154,183 in the comparative six month period ended June 30, 2021. In the six months ended June 30, 2022, the Company invested $150,000 in its SEV investment Digistrains, received $6,176,463 of proceeds from the sale of property, plant and equipment primarily associated with the sale and leaseback transaction at its Pullman property invested $2,314,113 of property plant and equipment to support its operations. The comparative six month period ended June 30, 2021 includes $28,143,886 of cash paid as part of the Qualifying Transaction.
Commitments and Contingencies
California Operating Licenses
The Company’s primary activity is the cultivation, manufacturing and sale of adult use cannabis pursuant to California law. However, this activity is not in compliance with the United States Controlled Substances Act (the “CSA”). The Company’s assets are potentially subject to seizure or confiscation by governmental agencies and the Company could face criminal and civil penalties for noncompliance with the CSA. Management of the Company believes the Company is in compliance with all California and local jurisdiction laws and monitor the regulatory environment on an ongoing basis along with counsel to ensure the continued compliance with all applicable laws and licensing agreements.
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

The Company has received annual licenses from its local jurisdiction in which it actively operates. Although the Company believes it will continue to receive the necessary licenses from the State of California to conduct its business in a timely fashion, there is no guarantee the Company or its clients will be able to do so and any failure to do so may have a negative effect on the Company’s business and results of operations.
Social Equity Fund
The Company formed a wholly owned subsidiary to serve as its social equity fund during the during 2021 with a planned $10,000,000 investment and a planned annual contribution of at least 2% of net income from the Company. Through June 30, 2022, the Company has invested approximately $1,150,000 in three investments being Stanton Brands (dba Josephine & Billie’s), Peakz LLC and Digistrains. In July 2022, the Company committed an additional $200,000 to Stanton Brands as a follow-on
investment.
Share Capital and Capital Management
As of June 30, 2022, the Company had 100,884,163 common shares and 35,837,500 common share purchase warrants (the “Warrants”) issued and outstanding. The Warrants are exercisable at an exercise price of $11.50 and will expire on January 15, 2026. The Company may accelerate the expiry date of the outstanding Warrants (excluding the Warrants held by Subversive Capital Sponsor LLC in certain circumstances) by providing 30 days’ notice, if and only if, the closing price of the Company’s common shares equals or exceeds $18.00 per common share (as adjusted for stock splits or combinations, stock dividends, extraordinary dividends, reorganizations and recapitalizations) for any 20 trading days within a 30-trading
day period.
The Company has an equity incentive plan (the “Equity Incentive Plan”) that permits the grant of stock options, RSUs, deferred share units, performance share units and stock appreciation rights to non-employee
directors and any employee, officer, consultant, independent contractor or advisor providing services to the Company or any affiliate. As of June 30, 2022, a total of 4,218,896 RSUs and 2,360,000 PSUs were outstanding under the Equity Incentive Plan.
Prior to closing of the Qualifying Transaction, Caliva maintained the CMG Partners, Inc. 2019 Stock Option and Grant Plan (the “Caliva EIP”), which permitted awards of common stock in Caliva. In connection with the Qualifying Transaction, Caliva and the Company agreed that the Company would maintain the Caliva EIP and that outstanding awards thereunder will entitle the holder to receive Common Shares. There are currently 553,840 options to purchase up to 553,840 Common Shares under the Caliva EIP outstanding. No further awards will be granted under the Caliva EIP.
Prior to closing of the Qualifying Transaction, LCV maintained the Amended and Restated 2018 Equity Incentive Plan (the “LCV Equity Plan”) which authorized LCV to grant to its employees, directors and consultants stock options and other equity-based awards. In connection with the Qualifying Transaction, LCV and the Company agreed that the Company would maintain the LCV Equity Plan and that outstanding awards thereunder will entitle the holder to receive Common Shares. There are currently 9,206 options to purchase up to 9,206 Common Shares under the LCV Equity Plan outstanding. No further awards will be granted under the LCV Equity Plan.
The Company manages its capital with the following objectives:

•	To ensure sufficient financial flexibility to achieve the ongoing business objectives including of future growth opportunities, and pursuit of accretive acquisitions; and

•	To maximize shareholder return through enhancing the share value.

The Company considers its capital to be total equity. The Company manages capital through its financial and operational forecasting processes. The Company reviews its working capital and forecasts its future cash flows based on operating expenditures, and other investing and financing activities. Selected information is provided to the Board of Directors of the Company. The Company’s capital management objectives, policies and processes have remained unchanged during the six months ended June 30, 2022 and year ended December 31, 2021. The Company is not subject to any external capital requirements.
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
State laws that permit and regulate the cultivation, production, distribution, sale and use of
Medical-Use
Cannabis or
Adult-Use
Cannabis are in direct conflict with the CSA, which makes cannabis and THC distribution and possession federally illegal. Although certain states and territories of the U.S. authorize Medical- Use Cannabis or
Adult-Use
Cannabis production and distribution by licensed or registered entities, under U.S. federal law, the possession, cultivation, and/or transfer of cannabis and THC is illegal and any such acts are criminal acts under any and all circumstances under the CSA. Additionally, any cultivation, manufacture, possession, distribution and/or sale of cannabis accessories, in states without laws expressly permitting such activity, are also federally illegal activity under the CSA. Although the Company’s activities are believed to be compliant with applicable California state and local law, strict compliance with state and local laws with respect to cannabis does not absolve the Company of liability under United States federal law, nor does it provide a defense to any federal proceeding which may be brought against the Company.
As of June 30, 2022, 37 U.S. states, and the District of Columbia and the territories of Guam, Puerto Rico, the U.S. Virgin Islands, and the Northern Mariana Islands have legalized the cultivation and sale of
Medical-Use
Cannabis, with at least six of the remaining states expected to pass such legalization measures within the next 12 months. In 18 U.S. states, the sale and possession of both
Medical-Use
Cannabis and
Adult-Use
Cannabis has been legalized, though due to the time period between a state’s legalization of commercial cannabis activities and the completion of its regulatory framework and marketplace launch, the purchase of
Adult-Use
Cannabis is currently possible in 12 states, with the remainder of the currently-legal states to commence sales activities in 2022 or 2023. The District of Columbia has legalized
Adult-Use
Cannabis but has not yet permitted the commercial sale of Adult Use Cannabis, however,
Adult-Use
sales are expected to commence in 2022. Eleven states have also enacted low-THC
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
The Company believes it is still unclear what prosecutorial effects will be created by the rescission of the 2013 Cole Memorandum. The Company believes that the sheer size of the Regulated Cannabis industry, in addition to participation by state and local governments and investors, suggests that a large- scale enforcement operation would more than likely create unwanted political backlash for the DOJ and the Biden administration in certain states that heavily favor decriminalization and/or legalization. Regardless, cannabis and THC remain Schedule I controlled substances at the federal level, and neither the 2013 Cole Memorandum nor its rescission has altered that fact. The federal government of the United States has always reserved the right to enforce federal law in regard to the manufacture, distribution, sale and disbursement of
Medical-Use
Cannabis or
Adult-Use
Cannabis, even if state law permits such cultivation, manufacture, distribution, sale and disbursement. The Company believes, from a purely legal perspective, that the criminal risk today remains similar to the risk on January 3, 2018. It remains unclear whether the risk of enforcement has been altered. Additionally, under United States federal law, it is a violation of federal money laundering statutes for financial institutions to take any proceeds from the sale of Regulated Cannabis or any other Schedule I controlled substance. Canadian banks are likewise hesitant to deal with cannabis companies, due to the uncertain legal and regulatory framework of the industry. Banks and other financial institutions, particularly those that are federally chartered in the United States, could be prosecuted and possibly convicted of money laundering for providing services to Regulated Cannabis businesses. While Congress is considering legislation that may address these issues, there can be no assurance that such legislation passes.
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
The United States Congress has passed appropriations bills each of the last four years that have not appropriated funds for prosecution of cannabis offenses of individuals who are in compliance with state medical cannabis laws. American courts have construed these appropriations bills to prevent the U.S. federal government from prosecuting individuals when those individuals comply with state law relating to approved medical uses. However, because this conduct continues to violate U.S. federal law, American courts have observed that should Congress at any time choose to appropriate funds to fully prosecute the CSA, any individual or business—even those that have fully complied with state law—could be prosecuted for violations of U.S. federal law. And if Congress restores funding, the government will have the authority to prosecute individuals for violations of the law that took place before received funding under the CSA’s five-year statute of limitations.
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
California Licensing Requirements
A storefront retailer license with an
“M-designation”
permits (i) the purchase of cannabis goods that are “For Medical Use Only” from licensed distributors (ii) the sale of such medicinal cannabis goods to medicinal cannabis patients age 18 years of age or older in California who possesses a physician’s recommendation. Only certified physicians may provide medicinal cannabis recommendations. A storefront retailer license with an
“A-designation”
permits the sale of cannabis and cannabis products to any individual age 21 years of age or older regardless of whether they possess a physician’s recommendation. A storefront retailer license with both the
M-
and A- designations is permitted to do all of the above described in this paragraph. Where the local jurisdiction permits, a state storefront retailer license allows the retailer to engage in delivery of cannabis goods to retail customers. A non-storefront
license permits the same delivery activity, but does not permit the licensee to operate a retail storefront.

A distribution license permits the license holder to engage in the procurement, storage, required regulatory and compliance testing, sale to certain licensed entities within the State of California, and transport of cannabis and cannabis products between licensees.
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
An
adult-use
or medical manufacturing license permits the manufacturing of “manufactured cannabis products”. Manufacturing includes the compounding, blending, extracting, post-processing refinement, infusion, packaging or repackaging, labeling or relabeling, remediation or other preparation of a cannabis product in the State of California, only cannabis that is grown in the state by a licensed operator can be sold in the state. California neither mandates or prohibits integration, and the state allows licensees to make wholesale purchase of cannabis from, or a distribution of cannabis and cannabis product to, another licensed entity within the state.
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
California Storage and Security
To ensure the safety and security of cannabis business premises and to maintain adequate controls against the diversion, theft, and loss of cannabis or cannabis products, California’s retail cannabis businesses are generally required to do the following:

•	limit access to storefront retail premises to medical cannabis patients at least 18 years and older, and adults 21 and over maintain a fully operational security alarm system;

•	contract for professionally-certified security guard services;

•	maintain a video surveillance system that records continuously 24 hours a day;

•	ensure that the facility’s outdoor premises have sufficient lighting;

•	not dispense from its premises outside of permissible hours of operation;

•	limit the daily amount of cannabis goods dispensed to individual customers to prevent diversion;

•	store cannabis and cannabis product only in areas per the premises diagram submitted to and approved by the State of California during the licensing process;

•
store all cannabis and cannabis products in a secured, locked room or a vault; report to local law enforcement and the DCC within 24 hours after discovering the theft, diversion, or loss of cannabis; and

•
ensure the safe transport of cannabis and cannabis products between licensed facilities, maintain a delivery manifest and
QR-code
scannable State license in any vehicle transporting cannabis and cannabis products. Only vehicles registered with the DCC that meet DCC distribution requirements are to be used to transport cannabis and cannabis products.

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

•	All deliveries of cannabis goods must be performed by a delivery employee (at least 21 years of age) who is directly employed by a licensed retailer.

•	All deliveries of cannabis goods must be made in person to a physical address that is not on publicly-owned land or to a building leased by a public agency.

•
Prior to providing cannabis goods to a delivery customer, a delivery employee must confirm the identity and age of the delivery customer (as is required if such customer was purchasing the product in the physical retail store) and ensure that all cannabis goods sold comply with the regulatory requirements.

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

In March 2022, the state of California issued notable new regulations pertaining to cannabis delivery. First, the state increased the total value of cannabis goods delivery employees can carry in their vehicle from $5,000 to $10,000. Second, for purposes of this limit, the state removed any distinction between “ordered” and “unordered” product. These changes will afford cannabis delivery operators considerably more flexibility, allowing them to carry a broader array of products and serve a larger geographic area. These regulations are proposed to take effect in October 2022.
California Cannabis Cultivation Tax
As of July 1
st
, 2022, California has eliminated its cannabis cultivation tax. Prior to this, cannabis cultivated in California was subject to a $161/pound tax. In practice, this tax amounted to 30% or more of the wholesale price of cannabis. The elimination of the cannabis cultivation tax may make legal cannabis more competitive with California’s robust illicit cannabis market.
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
Employee Training
The Company is in the process of training employees, and in completing development of and instituting a robust online training center for employees, in connection with its compliance program’s objectives, relevant policies and procedures, and the basic components of the compliance program. Such training includes additional specialized training for various policies and procedures that are applicable to specific job functions and/or departments where needed to properly perform their jobs. Training is tracked, attested to, and documented.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures.
Based on an evaluation as of June 30, 2022, our management, including the Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures (as defined in Rule
13a-15(e)
under the Exchange Act) were not effective to provide reasonable assurance because of a material weakness in our internal control over financial reporting described below.
Material Weakness
As reported in our 2021 Form
10-K,
we and our then independent registered public accounting firm identified control deficiencies in the design and operation of our internal control over financial reporting that constituted a material weakness.
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
The above material weakness did not result in a material misstatement of our previously issued financial statements, however, it could result in a misstatement of our account balances or disclosures that would result in a material misstatement of our annual or interim financial statements that would not be prevented or detected. See “Risk Factors—We identified a material weakness in our internal control over our financial reporting process. If we are unable to remediate this material weakness, we may not be able to accurately or timely report our financial condition or results of operations” in our 2021 Form
10-K.
Remediation Activities
We are working to remediate the material weakness and are taking steps to strengthen our internal control over financial reporting through the continued hiring of additional appropriately skilled finance and accounting personnel with the requisite technical knowledge and skills. With the additional skilled personnel, we are taking appropriate and reasonable steps to remediate this material weakness through the implementation of appropriate segregation of duties, formalization of accounting policies and controls and retention of appropriate expertise for complex accounting transactions. During the second quarter of 2022, we restructured the responsibilities of several members our senior finance team to help improve our financial reporting. We believe the internal finance department responsibility re-allocation
will over time improve our internal control over financial reporting.

Management expects to continue to review and make necessary changes to the overall design of our internal control environment, as well as policies and procedures to improve the overall effectiveness of our internal control over financial reporting. The material weakness will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended June 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

TPCO HOLDING CORP.

Date: August 15, 2022	By:	/s/ Troy Datcher
Troy Datcher
Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2022	By:	/s/ Mike Batesole
Mike Batesole
Chief Financial Officer
(Principal Financial Officer)