Form 10-Q
period 2022-09-30
TPCO Holding Corp.
filed 2022-11-14
CIK 1876945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 14, 2022, there were 107,443,515 common shares of the registrant issued and outstanding.

2

Unless otherwise noted or the context indicates otherwise, in this Form 10-Q (this “Quarterly Report”), the “Company”, “The Parent Company”, “we”, “us” and “our” refer to TPCO Holding Corp. and its subsidiaries and joint ventures to which it is a party. References in this Quarterly Report Statement to “cannabis” mean all parts of the plant cannabis sativa L. containing more than 0.3 percent tetrahydrocannabinol (“THC”), including all compounds, manufactures, salts, derivatives, mixtures, or preparations.

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

3

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

Interim condensed consolidated financial statements

TPCO Holding Corp.

For the three and nine months ended September 30, 2022 and 2021 (Unaudited)

4

TPCO Holding Corp.

Interim condensed consolidated balance sheets

(Unaudited, in United States dollars)

As at	Note	September 30, 2022	December 31, 2021
Assets
Current
Cash		$107,111,075	$165,310,609
Restricted cash and restricted cash equivalents		2,639,732	9,581,689
Accounts receivable, net	27	2,155,444	4,705,563
Income tax receivable		-	1,322,340
Inventory	5	15,543,825	22,196,981
Notes and other receivables, net	6	389,816	4,732,617
Prepaid expenses and other current assets	4	9,869,406	11,940,043
Assets held for sale and discontinued operations	14	3,318,065	5,042,670
Total current assets		141,027,363	224,832,512

Investments	7	2,488,095	2,500,069
Security deposits		1,205,629	1,119,754
Prepaid expenses and other assets		800,755	756,968
Property and equipment	8	15,558,716	22,159,470
Right-of-use assets – operating	12	19,143,848	27,662,847
Right-of-use assets – finance	12	23,462,364	24,639,605
Intangible assets	9	118,908,000	212,587,865
Goodwill	9	-	44,051,645
Assets held for sale and discontinued operations	14	-	11,144,254
Total assets		$322,594,770	$571,454,989
Liabilities
Current
Accounts payable and accrued liabilities	11	$25,327,121	$41,625,317
Consideration payable – current portion		7,153,013	7,496,240
Operating lease liability – current portion	12	2,423,413	3,177,666
Finance lease liability – current portion	12	62,783	13,712
Cash settled share-based payments	16	3,632,574	5,166,666
Note payable	12	931,103	-
Contingent consideration	27	1,964	943,131
Liabilities held for sale and discontinued operations	14	2,149,220	264,044
Total current liabilities		41,681,191	58,686,776

Operating lease liabilities	12	22,920,265	27,142,326
Finance lease liabilities	12	36,730,577	36,774,714
Consideration payable		520,681	1,827,515
Deferred tax liabilities	21	25,527,230	43,847,866
Liabilities held for sale and discontinued operations	14	-	644,219
Total liabilities		127,379,944	168,923,416

Mezzanine equity
Redeemable non-controlling interest	15	35,010,200	41,456,387
Total mezzanine equity		35,010,200	41,456,387

Shareholders’ equity
Common shares, no par value, unlimited Common shares authorized, 104,914,328 issued and outstanding at September 30, 2022 and 97,065,092 at December 31, 2021	17	-	-
Additional paid in capital		965,032,335	954,102,859
Accumulated deficit		(804,827,709)	(593,027,673)
Total shareholders’ equity		160,204,626	361,075,186
Total liabilities, mezzanine equity and shareholders’ equity		$322,594,770	$571,454,989

Commitments and contingencies (Note 26)

Subsequent events (Note 32)

See accompanying notes to the interim condensed consolidated financial statements

TPCO Holding Corp.

Interim condensed consolidated statements of operations and comprehensive loss

(Unaudited, in United States dollars)

		Three months ended		Nine months ended
	Note	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

Sales, net of discounts		$19,560,190	$18,894,135	$63,674,204	$55,385,321
Cost of sales		12,942,068	13,893,643	44,316,034	43,774,625
Gross profit		6,618,122	5,000,492	19,358,170	11,610,696

Impairment loss	13	127,815,307	485,601,121	130,244,837	560,500,228
Operating expenses	22	36,838,444	30,936,988	108,036,813	128,763,201

Loss from operations		(158,035,629)	(511,537,617)	(218,923,480)	(677,652,733)

Other income (expense)
Interest expense		(1,183,968)	(1,093,562)	(3,694,798)	(3,757,176)
Gain on debt forgiveness		-	-	-	3,358,686
Loss on disposal of assets		-	(137,042)	(317,787)	(3,656,707)
Change in fair value of investments at fair value through profit loss	28	(388,878)	(768,030)	(421,974)	(418,818)
Change in fair value of contingent consideration	28	3,558	38,178,321	642,153	220,997,087
Other income		524,230	1,521,164	1,633,525	4,198,444
		(1,045,058)	37,700,851	(2,158,881)	220,721,516

Loss before income taxes		(159,080,687)	(473,836,766)	(221,082,361)	(456,931,217)

Income tax recovery (expense)	21	24,460,758	(3,935,160)	24,418,531	6,541,380
Loss and comprehensive loss from continuing operations		(134,619,929)	(477,771,926)	(196,663,830)	(450,389,837)

Loss from discontinued operations, net of income tax	14	(2,327,414)	(83,578,124)	(4,302,730)	(86,074,460)
Loss from classification to discontinued operations, net of income tax	14	(11,082,725)	-	(11,082,725)	-
Net loss		$(148,030,068)	$(561,350,050)	$(212,049,285)	$(536,464,297)

Loss and comprehensive loss attributable to shareholders of the company		$(147,985,084)	$(561,350,050)	$(211,800,036)	$(536,464,297)
Loss and comprehensive loss attributable to redeemable non-controlling interest	15	(44,984)	-	(249,249)	-
Net loss		$(148,030,068)	$(561,350,050)	$(212,049,285)	$(536,464,297)

Per share – basic and diluted
Loss per share from continuing operations	20	$(1.30)	$(4.85)	$(1.94)	$(4.80)
Loss per share from discontinued operations	20	(0.13)	(0.85)	(0.15)	(0.92)
Loss per share	20	$(1.43)	$(5.70)	$(2.09)	$(5.72)
Weighted average number of common shares	20	103,489,965	98,421,935	101,154,772	93,802,606

See accompanying notes to the interim condensed consolidated financial statements

TPCO Holding Corp.

Interim condensed consolidated statements of changes in shareholders’ (deficit) equity

(Unaudited, in United States dollars)

		Number of
	Note	Shares	Warrants	Class B Shares	Common Shares to be Issued	Additional Paid in Capital	Accumulated Deficit	Total Stockholder's Deficit

Balance December 31, 2021		97,065,092	35,837,500	-	743,768	$954,102,859	$(593,027,673)	$361,075,186
Shares issued for long-term strategic contract	16	2,790,014	-	-	-	3,750,000	-	3,750,000
Shares issued to settle contingent consideration	17	569,939	-	-	(305,325)	299,014	-	299,014
Shares issued for RSUs vested	17,19	459,118	-	-	-	-	-	-
Tax settlements associated with RSUs		-	-	-	-	(420,247)	-	(420,247)
Share-based compensation	19	-	-	-	-	3,703,170	-	3,703,170
Net loss		-	-	-	-	-	(63,814,952)	(63,814,952)
Balance June 30, 2022		100,884,163	35,837,500	-	438,443	$961,434,796	$(656,842,625)	$304,592,171

Shares issued for long-term strategic contract	16	2,136,151	-	-	-	1,095,546	-	1,095,546
Shares issued for RSUs vested	17,19	131,589	-	-	-	-	-	-
Shares issued to acquire NCI	15	1,762,425	-	-	-	1,500,000	-	1,500,000
Tax settlements associated with RSUs		-	-	-	-	(59,126)	-	(59,126)
Share-based compensation	19	-	-	-	-	1,061,119	-	1,061,119
Net loss		-	-	-	-	-	(147,985,084)	(147,985,084)
Balance September 30, 2022		104,914,328	35,837,500	-	438,443	$965,032,335	$(804,827,709)	$160,204,626

TPCO Holding Corp.

Interim condensed consolidated statements of changes in shareholders’ (deficit) equity (continued)

(Unaudited, in United States dollars)

		Number of
	Note	Shares	Warrants	Class B Shares	Common Shares to be Issued	Additional Paid in Capital	Accumulated Deficit	Total Stockholder's Deficit

Balance December 31, 2020		-	35,837,500	15,218,750	-	$(21,886,268)	$(6,463,606)	$(28,349,874)
Conversion to Class B shares		14,655,547	-	(14,655,547)	-	-	-	-
Founders’ shares forfeited		-	-	(563,203)	-	(496,057)	496,057	-
Shares issued in a private placement		6,313,500	-	-	-	63,135,000	-	63,135,000
Conversion of Class A restricted voting shares		31,407,336	-	-	-	318,303,338	-	318,303,338
Shares issued for long-term strategic contracts		2,376,425	-	-	-	25,000,000	-	25,000,000
Shares issued in a business acquisition		41,808,021	-	-	1,355,258	546,447,112	-	546,447,112
Shares issued to extinguish liabilities in a business acquisition		336,856	-	-	-	4,264,597	-	4,264,597
Contingent shares to be issued in a business acquisition		-	-	-	187,380	2,372,231	-	2,372,231
Replacement options issued in a business acquisition		-	-	-	-	4,199,788	-	4,199,788
Release of shares to be issued		1,080,853	-	-	(1,080,853)	-	-	-
Shares to be issued reclassified from contingent consideration		-	-	-	333,868	1,957,045	-	1,957,045
Shares issued for options exercised		3,313	-	-	-	12,972	-	12,972
Share-based compensation	19	-	-	-	-	8,000,573		8,000,573
Net income		-	-	-	-	-	24,885,753	24,885,753
Balance June 30, 2021		97,981,851	35,837,500	-	795,653	$951,310,331	$18,918,204	$970,228,535

Release of shares to be issued		51,633	-	-	(51,633)	-	-	-
Share repurchase obligation		-	-	-	-	(7,055,250)	-	(7,055,250)
Shares repurchased under share repurchase agreements		(1,037,500)	-	-	-	-	-	-
Shares repurchased under NCIB		(157,600)	-	-	-	(603,165)	-	(603,165)
Shares issued for RSUs vested		340,994	-	-	-	-	-	-
Tax settlements associated with RSUs		-	-	-	-	(972,741)	-	(972,741)
Modification of RSUs		-	-	-	-	3,451,365	-	3,451,365
Share-based compensation	19	-	-	-	-	2,974,957	-	2,974,957
Net loss		-	-	-	-	-	(561,350,050)	(561,350,050)
Balance September 30, 2021		97,179,378	35,837,500	-	744,020	$949,105,497	$(542,431,846)	$406,673,651

See accompanying notes to the interim condensed consolidated financial statements

TPCO Holding Corp.

Interim condensed consolidated statements of cash flows

(Unaudited, in United States dollars)		Nine months ended
	Note	September 30, 2022	September 30, 2021

Cash provided by (used in)
Operating activities
Net loss from continuing operations		$(196,663,830)	$(450,389,837)
Adjustments for items not involving cash
Impairment loss	13	130,244,837	560,500,228
Interest expense		3,694,798	3,739,340
Interest income		(75,758)	(993,639)
Loss on disposal of assets		317,787	3,656,707
Loss on lease termination	12	(114,458)
Allowance for accounts receivable and notes receivable		3,438,664	796,403
Gain on debt forgiveness		-	(3,358,686)
Fair value change of investments	7	421,974	418,818
Depreciation and amortization	22	23,755,099	14,174,789
Shares issued for long-term strategic contracts		-	25,000,000
Share-based compensation expense, net of withholding tax settlement		4,284,916	16,765,238
Non-cash marketing expense	16	3,311,454	3,803,030
Non-cash operating lease expense	12	5,402,936	3,029,654
Fair value change of contingent consideration	27	(642,153)	(220,997,087)
Deferred income tax recovery	21	(27,771,859)	(13,714,716)
Repayment of operating lease liabilities		(5,276,778)	(3,403,629)
Net changes in non-cash working capital items	23	(2,659,682)	(39,995,798)

Net cash used in continued operating activities		(58,332,053)	(100,969,185)

Net cash used in discontinued operating activities		(2,565,934)	(5,528,420)

Total operating activities		(60,897,987)	(106,497,605)

Financing activities
Receipt of payments on notes receivable		1,759,318	-
Repayment of notes payable		(4,680,000)	-
Repayment of consideration payable		(1,150,000)	(872,021)
Repayment of finance lease liabilities		(3,342,761)	(3,429,846)
Proceeds from private placement		-	51,635,000
Redemption of Class A restricted voting shares		-	(264,318,686)
Proceeds from exercise of options		-	12,972
Repurchase of shares		-	(4,454,571)
Repayment of line of credit		-	(1,000,000)
Total financing activities		(7,413,443)	(222,427,152)

Investing activities
Net cash paid in the Qualifying Transaction		-	(28,143,886)
Net cash paid in business combinations	10	-	(1,402,337)
Purchases of property and equipment		(2,733,218)	(8,725,860)
Advances for note receivable		-	(5,650,000)
Acquisition of investments	7	(350,000)	(1,000,000)
Proceeds from notes receivable		-	187,954
Proceeds from sale of property and equipment, net of selling costs		6,253,157	11,068,537
Total investing activities		3,169,939	(33,665,592)

Net change in cash during the period		(65,141,491)	(362,590,349)

Cash, restricted cash and restricted cash equivalents
Beginning of period		$174,892,298	$582,622,025
End of period		$109,750,807	$220,031,676

Cash		107,111,075	206,677,145
Restricted cash and restricted cash equivalents		2,639,732	13,354,531
Cash, restricted cash and restricted cash equivalents		$109,750,807	$220,031,676

Supplemental cash-flow information (Note 23)

See accompanying notes to the interim condensed consolidated financial statements

TPCO Holding Corp.

Notes to the interim condensed consolidated financial statements

(Unaudited, in United States dollars)

For the three and nine months ended September 30, 2022 and 2021

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

TPCO Holding Corp.

Notes to the interim condensed consolidated financial statements

(Unaudited, in United States dollars)

For the three and nine months ended September 30, 2022 and 2021

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act of 1934 as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a Company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

3. Significant accounting policies

(i) Sale lease back

From time to time, the Company may enter into sale-leaseback transactions pursuant to which the Company sells a property to a third party and agrees to lease the property back for a certain period of time. To determine whether the transfer of the property should be accounted for as a sale, the Company evaluates whether it has transferred control to the third party in accordance with the revenue recognition guidance set forth in ASC 606 - Revenue.

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

(ii) Discontinued operations

The Company accounts for discontinued operations when there is a disposal of a component group or a group of components that represents a strategic shift that will have a major effect on the Company’s operations and financial results. The Company aggregates the results of operations for discontinued operations into a single line item in the interim condensed consolidated statements of operations and comprehensive loss for all periods presented. General corporate overhead is not allocated to discontinued operations. See Note 14 for additional information.

TPCO Holding Corp.

Notes to the interim condensed consolidated financial statements

(Unaudited, in United States dollars)

For the three and nine months ended September 30, 2022 and 2021

3. Significant accounting policies (continued)

(iii) Accounting standards adopted

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

4. Prepaid expenses and other current assets

	September 30, 2022	December 31, 2021
Prepaid expenses	$51,456	$109,929
Prepaid insurance	1,434,394	1,560,840
Prepaid inventory	379,159	2,188,881
Prepaid rent	177,740	650,000
Other prepaid assets	1,782,502	1,386,238
Indemnification assets	6,044,155	6,044,155
	$9,869,406	$11,940,043

5. Inventory

	September 30, 2022	December 31, 2021
Packaging supplies	$2,943,653	$2,784,846
Biological assets	1,523	1,371,749
Raw materials	465,204	2,009,754
Work in progress	1,406,179	1,969,696
Finished goods	10,727,266	14,060,936
	$15,543,825	$22,196,981

During the three and nine months ended September 30, 2022, the Company recorded write-downs of $1,239,545 and $3,545,232, respectively, on inventory which is included in cost of sales.

6. Notes and other receivables, net

	September 30, 2022	December 31, 2021
Upfront payment	$5,650,000	$5,650,000
Promissory note receivable	389,816	543,560
Other receivable	-	1,200,000
Total notes receivable	6,039,816	7,393,560
Less allowance for credit losses	(5,650,000)	(2,660,943)
Note receivable	$389,816	$4,732,617

TPCO Holding Corp.

Notes to the interim condensed consolidated financial statements

(Unaudited, in United States dollars)

For the three and nine months ended September 30, 2022 and 2021

7. Investments

	Marketable securities	Non-marketable securities	Available for sale securities	Other	Total
Balance, December 31, 2021	$860,496	$591,545	$1,048,028	$-	$2,500,069
Acquired in the period	-	-	200,000	150,000	350,000
Interest income	-	-	60,000	-	60,000
Change in fair value	(421,974)	-	-	-	(421,974)
Balance, September 30, 2022	$438,522	$591,545	$1,308,028	$150,000	$2,488,095

8.  Property and equipment

	September 30, 2022	December 31, 2021
Gross carrying amounts
Leasehold improvements	$16,412,209	$13,726,734
Production equipment	2,232,687	2,500,473
Furniture and fixtures	814,631	858,859
Vehicles	333,325	425,886
Office equipment	1,007,055	1,030,216
Building	-	6,549,489
	20,799,907	25,091,657

Accumulated depreciation
Leasehold improvements	(3,343,755)	(1,724,692)
Production equipment	(1,064,412)	(671,688)
Furniture and fixtures	(319,085)	(196,124)
Vehicles	(87,152)	(51,573)
Office equipment	(426,787)	(206,244)
Building	-	(81,866)
	(5,241,191)	(2,932,187)

Property and equipment, net	$15,558,716	$22,159,470

The Company recorded depreciation expense related to continuing operations of $747,765 and $2,510,132 for the three and nine months ended September 30, 2022 ($841,959 and $2,011,802 for the three and nine months ended September 30, 2021, respectively).

TPCO Holding Corp.

Notes to the interim condensed consolidated financial statements

(Unaudited, in United States dollars)

For the three and nine months ended September 30, 2022 and 2021

9. Goodwill and intangible assets

	September 30, 2022	December 31, 2021
Total goodwill	$-	$44,051,645

Intangible assets gross carrying amounts
License	83,410,737	112,161,292
Brand	69,751,919	116,700,360
Customer relations	2,920,000	2,920,000
	156,082,656	231,781,652

Intangible assets accumulated amortization
License	(26,357,126)	(13,620,757)
Brand	(10,265,773)	(5,264,606)
Customer relations	(551,757)	(308,424)
	(37,174,656)	(19,193,787)

Intangible assets, net	$118,908,000	$212,587,865

The Company recorded amortization expense related to continuing operations of $10,420,607 and $20,772,458 for the three and nine months ended September 30, 2022 ($3,271,209 and $11,806,979 for the three and nine months ended September 30, 2021, respectively).

During the three months ended September 30, 2022, the Company recognized an increase in intangible assets of $31,673,000 and decrease in goodwill of $22,633,099 as a result of measurement period adjustments related to business combinations. Refer to Note 10 for further details.

The following table outlines the estimated future annual amortization expense as of September 30, 2022:

Estimated Amortization

Remainder of 2022	$2,070,460
2023	8,253,599
2024	7,896,572
2025	7,801,531
2026	7,801,531
Thereafter	85,084,307
$118,908,000

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

As a result, the Company has determined that Coastal and Varda Inc. are VIEs and the Company is the primary beneficiary by reference to the power and benefits criterion under ASC 810, Consolidation. The transaction has been accounted for as a business combination under ASC 805 with 100% of the equity interest in Coastal and 90.5% of the equity interest in Varda Inc., being presented as redeemable NCI.  During the three months ended June 30, 2022, approval for the transfer of the Varda Inc. license was received and the associated redeemable NCI was redeemed. Refer to Note 15.

TPCO Holding Corp.

Notes to the interim condensed consolidated financial statements

(Unaudited, in United States dollars)

For the three and nine months ended September 30, 2022 and 2021

10. Business combinations (continued)

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

The number of shares to be issued becomes fixed at various points during the closing period as milestones, which are primarily receipt of approval for licenses to transfer, are met. During the nine months ended September 30, 2022, approval was received for the transfer of the licenses required in order for the transaction to close, although the Company is waiting for Coastal shareholders to perform certain obligations in order to facilitate a closing of the transaction. Although the NCI is not redeemable in cash, it has been presented as mezzanine equity as there is no limit in the arrangement on the number of shares to be issued.

During the three months ended September 30, 2022, the Company finalized the purchase price allocation to the individual assets acquired and liabilities assumed using the acquisition method. The Company adjusted the provisional amounts recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of the acquisition date.

During the three months ended September 30, 2022 the following adjustments were made to the provisional amounts:

•	An adjustment was made to increase intangible assets by $25,618,000, due to new information regarding the fair value as at October 1, 2021. This resulted in a increase to the deferred tax liability on initial recognition of $7,644,411 and a net decrease to goodwill.

During the three months ended September 30, 2022, as a result of the adjustments to the provisional amounts discussed above, $3,515,864 of additional amortization has been recognized relating to prior periods.

(ii) Calma Weho, LLC (“Calma”)

On October 1, 2021, the Company acquired 85% of the equity interest of Calma, an operating dispensary located in West Hollywood, California.

Total consideration comprised $8,500,000 in cash and $1,468,474 in equity of the Company. In addition, the Company was committed to acquiring the remaining 15% when local regulations permit, for $1,500,000 in common shares of the Company. During the three months ended September 30, 2022, the Company acquired the remaining 15% in exchange for 1,762,495 common shares of the Company.

During the three months ended September 30, 2022, the Company finalized the purchase price allocation to the individual assets acquired and liabilities assumed using the acquisition method.  The Company adjusted the provisional amounts recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of the acquisition date.

During the three months ended September 30, 2022 the following adjustments were made to the provisional amounts:

•	An adjustment was made to increase intangible assets by $6,055,000 and increase right-of-use assets by $411,322, due to new information regarding the fair value as at October 1, 2021. This resulted in an increase to the deferred tax liability on initial recognition of $1,806,812 and a net decrease to goodwill.

During the three months ended September 30, 2022, as a result of the adjustments to the provisional amounts discussed above, $365,677 of additional amortization of intangible assets and $35,700 of amortization of right of use assets has been recognized relating to prior periods.

TPCO Holding Corp.

Notes to the interim condensed consolidated financial statements

(Unaudited, in United States dollars)

For the three and nine months ended September 30, 2022 and 2021

10. Business combinations (continued)

(iii) Kase’s Journey

On August 2, 2021, the Company, through its wholly owned subsidiary Caliva CARECE1 LLC, acquired all of the issued and outstanding equity interests of Kase’s Journey Inc., an operating retail dispensary located in Ceres, California, from the existing shareholders for $1,300,000 cash, subject to adjustments, and $1,221,902 of consideration payable. During the nine months ended September 30, 2022, the Company finalized the purchase price allocation to the individual assets acquired and liabilities assumed using the acquisition method.

(iv) Martian Delivery

On August 16, 2021, the Company, through its wholly owned subsidiary TPCO US Holding LLC, acquired all of the issued and outstanding membership interests of Martian Delivery LLC, an operating retail dispensary located in the City of Sacramento, California, from the existing shareholders for $237,500 cash and $237,500 in promissory notes payable. During the nine months ended September 30, 2022, the Company finalized the purchase price allocation to the individual assets acquired and liabilities assumed using the acquisition method.

11. Accounts payable and accrued liabilities

	September 30, 2022	December 31, 2021

Trade payables	$4,943,448	$8,390,991
Other accrued expenses	6,670,646	7,288,466
Accrued payroll expenses	1,847,317	1,326,493
Accrued severance expenses	953,830	1,331,365
Accrued income and other taxes	6,229,451	19,062,306
Goods received but not yet invoiced	4,682,429	4,225,696
	$25,327,121	$41,625,317

12. Leases

The Company leases real estate used for dispensaries, production plants, and corporate offices. Lease terms for real estate generally range from 1 to 15.25 years. Most leases include options to renew for varying terms at the Company’s sole discretion. Certain leases include escalation clauses or payment of executory costs such as property taxes, utilities, or insurance and maintenance. Rent expense for leases with escalation clauses is accounted for on a straight-line basis over the lease term. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The following table provides the components of lease cost:

	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Operating lease costs	$1,698,539	$1,000,749	$5,402,936	$3,029,654
Short term lease expense	242,011	35,152	404,511	136,149
Lease expense	1,940,550	1,035,901	5,807,447	3,165,803

Finance lease cost:
Amortization of lease assets	391,517	558,424	1,177,241	1,618,135
Interest on lease liabilities	1,129,382	1,120,925	3,350,698	3,385,978
Finance lease cost	1,520,899	1,679,349	4,527,939	5,004,113

Total lease costs	$3,461,449	$2,715,250	$10,335,386	$8,169,916

TPCO Holding Corp.

Notes to the interim condensed consolidated financial statements

(Unaudited, in United States dollars)

For the three and nine months ended September 30, 2022 and 2021

12. Leases (continued)

The maturity of the contractual undiscounted lease liabilities as of September 30, 2022:

	Operating Lease	Finance Lease

Remainder of 2022	$1,441,432	$1,147,681
2023	4,826,896	4,625,156
2024	4,552,956	4,763,910
2025	4,518,781	4,906,828
2026	4,370,472	5,054,033
Thereafter	22,192,154	64,884,898
Total undiscounted lease liabilities	41,902,691	85,382,506
Interest on lease liabilities	16,559,013	48,589,146
Total present value of minimum lease payments	25,343,678	36,793,360
Lease liability – current portion	2,423,413	62,783
Lease liability	$22,920,265	$36,730,577

Additional information on the right-of-use assets is as follows:

	Operating lease	Finance lease

Gross carrying amount
Balance, December 31, 2021	$30,099,933	$26,258,698

Measurement period adjustment (Note 10)	411,322	-
Additions (i)	2,163,935	-
Lease termination (ii)	(1,882,008)	-
Impairment (Note 13)	(4,840,390)	-
Transfer to assets held for sale (Note 14)	(1,406,339)	-
Balance, September 30, 2022	$24,546,453	$26,258,698

Depreciation
Balance, December 31, 2021	$2,437,086	$1,619,093

Additions	2,965,519	1,177,241
Balance, September 30, 2022	$5,402,605	$2,796,334

Carrying amount December 31, 2021	$27,662,847	$24,639,605
Carrying amount September 30, 2022	$19,143,848	$23,462,364

The Company capitalized $nil and $704,732 of depreciation to inventory for the three and nine months ended September 30, 2022, respectively (three and nine months ended September 30, 2021 - $491,273 and $1,262,130, respectively).

(i) During the nine months ended September 30, 2022, the Company entered into a sale-leaseback arrangement whereby it sold its building for $6,500,000 less closing costs and entered into a lease with the buyer for a non-cancellable period of five years with the option to extend the lease for three additional five year periods.  The Company received $6,000,000 upfront and received a promissory note for $500,000 which is payable over five years. The fair value of the promissory note on initial recognition was $389,816. The Company recorded a loss on sale which was calculated as follows:

Sale price	$6,389,816
Selling costs	(230,960)
Carrying value of building	(6,413,329)
Loss on disposal of asset	$(254,473)

(ii) During the nine months ended September 30, 2022, the Company terminated one of its leases early by agreeing to pay the lessor $200,000 upon termination and issuing a promissory note for $950,000 due January 2, 2023.  The fair value of the promissory note on initial recognition was $931,103. The Company recorded a loss on termination of $41,074 which is included in other income on the interim condensed consolidated statement of operations and comprehensive loss.

During the three months ended September 30, 2022, the Company terminated one of its leases early with no termination penalty. The Company recorded a gain on termination of $155,532 which is included in other income on the interim condensed consolidated statement of operations and comprehensive loss.

TPCO Holding Corp.

Notes to the interim condensed consolidated financial statements

(Unaudited, in United States dollars)

For the three and nine months ended September 30, 2022 and 2021

13. Impairment

	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Right-of-use assets (i)	$2,694,999	$72,529	$3,985,590	$820,616
Impairment (ii)	119,443,343	485,528,592	119,443,343	485,528,592
Non-THC business (iii)	-	-	-	58,030,387
Assets held for sale (Note 14 (b))	5,676,965	-	6,815,904	16,120,633
	$127,815,307	$485,601,121	$130,244,837	$560,500,228

(i) Right of use assets – During the three and nine months ended September 30, 2022, the Company recorded impairment of $2,694,999 and $3,985,590, respectively related to properties which are no longer being used by the Company.

(ii) Impairment of long-lived assets –

At each reporting period end, the Company considers if there have been any triggers that indicate that its long-lived assets are not recoverable. Based on the softening of the California cannabis market and cost pressures due to higher US inflation during the three months ended September 30, 2022, the Company determined that an impairment test was appropriate.

The following table outlines the impairment of long-lived assets by class of asset, recognized during the three and nine months ended September 30, 2022 as a result of impairment testing:

Asset	Carrying value before impairment	Carrying value after impairment	Total impairment loss
Right of use assets	$1,680,224	$825,424	$854,800
License	52,304,385	9,699,829	42,604,556
Brand	78,189,441	23,624,000	54,565,441
Goodwill	21,418,546	-	21,418,546
	$153,592,596	$34,149,253	$119,443,343

The impairment test for long-lived assets is a two-step test, whereby management first determines the recoverable amount (undiscounted cash flows) of each asset group. If the recoverable amount is lower than the carrying value, impairment is indicated. For those asset groups where impairment is indicated, the Company then determines the fair value of each of those asset groups and allocates the impairment to the long-lived assets within that asset group. The assets are not written down below their individual fair value.

The fair value of each asset group was determined using a combination of a market and income approach. For the purposes of allocation of impairment, the fair value of the specific assets that were impaired was determined using a market approach. The key assumptions used are as follows:

Asset	Approach	Discount Rate	Forecasted Sales Growth Rate	Terminal Value Growth Rate
Right of use assets	Market	N/A	N/A	N/A
License	Market	N/A	N/A	N/A
Brand	Income	11.75%	Average of 4%	3%

Impairment of goodwill

The Company conducts goodwill impairment testing annually during the third quarter, or more often if events, changes or circumstances indicated that it is more likely than not that the fair value of a reporting unit is lower than its carrying amount. At the time of the annual impairment test, the Company determined that the existence of impairment on certain long-lived assets, together with the softening of the California cannabis market, cost pressures due to higher US inflation and changes in market expectations of cash flows since the Company acquired the goodwill, indicated the fair value of its reporting unit might be lower than the carrying value.

As at September 30, 2022, the Company identified one reporting unit and allocated the carrying value of goodwill to the reporting unit:

Direct-to-consumer (“DTC”)	$21,418,546

(iii) Non-THC business – In February 2021, the Company became committed to a plan to sell its non-THC business, which was acquired as part of the Caliva and OGE and LCV acquisitions on January 15, 2021. As a result of the decision to sell, the assets were tested for impairment and an impairment loss of $58,030,387 was recognized.

TPCO Holding Corp.

Notes to the interim condensed consolidated financial statements

(Unaudited, in United States dollars)

For the three and nine months ended September 30, 2022 and 2021

13. Impairment (continued)

The Company determined the fair value of the reporting unit and compared it to the carrying value. The fair value of the reporting unit was determined using a discounted cash flow technique based on the following key assumptions:

Reporting unit	Discount Rate	Forecasted Sales Growth Rate	Terminal Value Growth Rate
DTC	10.75%	Average of 4%	3%

As a result of the impairment test, goodwill impairment of $21,418,546 has been recognized during the three and nine months ended September 30, 2022.

14. Assets held for sale and discontinued operations

The following table outlines the carrying amounts of major classes of assets and liabilities included in disposal groups:

	Discontinued operations (a)	September 30, 2022 Other assets held for sale (b)	Total	December 31, 2021 Discontinued operations (a)

Current assets of disposal groups classified as held for sale

Inventory	$2,889,897	$-	$2,889,897	$5,042,670
Right-of-use assets - operating	546,731	1,406,339	1,953,070	-
Property and equipment	442,871	-	442,871	-
Intangible assets	8,520,446	7,410,410	15,930,856	-
Total carrying value of current assets	12,399,945	8,816,749	21,216,694	5,042,670
Loss recognized on classification as held for sale	(11,082,725)	(6,815,904)	(17,898,629)	-
Total current assets	$1,317,220	$2,000,845	$3,318,065	$5,042,670

Non-current assets of disposal groups classified as held for sale

Right-of-use asset	$-	$-	$-	$701,439
Property and equipment	-	-	-	887,795
Intangible assets	-	-	-	9,555,020
Total non-current assets	$-	$-	$-	$11,144,254

Total assets of disposal groups	$1,317,220	$2,000,845	$3,318,065	$16,186,924

Current liabilities of disposal groups classified as held for sale

Operating lease liability – current portion	$719,620	$1,429,600	$2,149,220	$264,044
Total current liabilities	$719,620	$1,429,600	$2,149,220	$264,044

Non-current liabilities of disposal groups classified as held for sale

Operating lease liability	$-	$-	$-	$644,219
Total non-current liabilities	$-	$-	$-	$644,219

Total liabilities of disposal groups	$719,620	$1,429,600	$2,149,220	$908,263

TPCO Holding Corp.

Notes to the interim condensed consolidated financial statements

(Unaudited, in United States dollars)

For the three and nine months ended September 30, 2022 and 2021

14. Discontinued operations (continued)

(a) Discontinued operations

As at September 30 2022, the Company determined that its wholly owned subsidiary, SISU Extractions LLC (“SISU”), met the criteria as held for sale. The disposition of the operations represented a major strategic shift in the business and met the criteria of discontinued operations. The Company has classified the assets and liabilities of SISU as held for sale as of September 30, 2022. The Company has also re-presented the December 31, 2021 interim condensed consolidated balance sheet and three and nine months ended September 30, 2021 interim condensed consolidated statement of operations. SISU was subsequently sold on October 31, 2022. Refer to Note 32.

Summarized results of the discontinued operations were as follows:

	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Sales, net of discounts	$3,047,008	$20,770,924	$19,542,615	$78,400,283
Cost of sales	4,001,322	19,683,583	18,502,556	72,099,002
Gross profit	(954,314)	1,087,341	1,040,059	6,301,281

Impairment loss	-	(84,698,926)	-	(84,698,926)
Operating expenses	(1,628,692)	(657,218)	(5,164,885)	(8,818,925)
Loss from operations	(2,583,006)	(84,268,803)	(4,124,826)	(87,216,570)

Other income (expense)	63,407	(398,858)	51,277	(334,583)
Income tax recovery (expense)	192,185	1,089,537	(229,181)	1,476,693

Loss from discontinued operations, net of income tax	$(2,327,414)	$(83,578,124)	$(4,302,730)	$(86,074,460)

Loss from classification to discontinued operations, net of income tax	$(11,082,725)	$-	$(11,082,725)	$-

(b) Other assets held for sale

During the nine months ended September 30, 2022, the Company became committed to a plan to sell three licenses and transfer the related right of use asset and lease liability. Prior to reclassification to assets held for sale, the assets were tested for impairment. As a result, the cost bases of the asset groups were written down to $571,245 resulting in an impairment loss of $6,815,904 on intangible assets included in net loss from continuing operations.

TPCO Holding Corp.

Notes to the interim condensed consolidated financial statements

(Unaudited, in United States dollars)

For the three and nine months ended September 30, 2022 and 2021

15. Redeemable non-controlling interest

The following table summarizes the redeemable NCI as at September 30, 2022:

	Coastal Holding (a)	Varda Inc. (b)	Calma (c)	Total
Balance, December 31, 2021	$35,307,459	$4,648,928	$1,500,000	$41,456,387
Net (loss) income attributable to redeemable non-controlling interest	(297,259)	48,010	-	(249,249)
Reclassification to liability	-	(4,696,938)	-	(4,696,938)
Reclassification to equity	-	-	(1,500,000)	(1,500,000)
Balance, September 30, 2022	$35,010,200	$-	$-	$35,010,200

a)

The Company is obligated to acquire 100% of the equity in Coastal Holding when the transaction closes, which is contingent upon various conditions. As at September 30, 2022, the number of shares that would be required to redeem the NCI is approximately 24,350,000. Refer to Note 10.

b)

The Company was obligated to acquire the remaining 90.5% of Varda Inc. when regulatory approval was received for the license to transfer. On June 20, 2022, regulatory approval was received and as a result the associated redeemable NCI has been reclassified to a liability and subsequently redeemed. Refer to Note 10.

c)

The Company was obligated to acquire the Class A shares of Calma when regulatory approval was received for the license to transfer. During the three months ended September 30, 2022, the Company issued 1,762,425 shares to redeem the Calma NCI.

16. Long term strategic contracts

Marketing Agreement (“MA”)

The Company has engaged a third-party for strategic and promotional services. During the three months ended March 31, 2021 and nine months ended September 30, 2021, the Company issued 2,376,425 common shares in settlement of the initial $25,000,000. As the shares vested immediately, the full amount of the $25,000,000 was recognized as an expense in operating expenses during the nine months ended September 30, 2021.

The Company is obligated to issue shares to the value of $1,875,000 quarterly over the second and third year of the contract. During the nine months ended September 30, 2022, the Company issued 4,926,165 common shares to settle the first, second and third quarterly payments.

The Company recognized an expense of $584,181 and $3,311,454 during the three and nine months ended September 30, 2022, respectively (three and nine months ended September 30, 2021 - $1,363,636 and $3,803,030) in operating expenses as a sales and marketing expense. As at September 30, 2022, the cash-settled liability is $3,632,574 (December 31, 2021 - $5,166,666).

The arrangement can be terminated by the counterparty in certain circumstances, one of which is any change of control of the Company. In that case, the Company is required to settle the agreement in a lump sum payment that consists of all unpaid amounts. As at September 30, 2022, the amount that the Company would be liable for if the contract is terminated is $9,375,000.

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

During the three and nine months ended September 30, 2022, the Company recognized an expense of $1,104,167 and $3,312,500 respectively (three and nine months ended September 30, 2021 - $1,104,167 and $3,079,399, respectively) in operating expenses related to this arrangement and $2,496,065 accounts payable and accrued liabilities as at September 30, 2022 (December 31, 2021 - $2,183,565). During the nine months ended September 30, 2022, the Company made a cash payment of $3,000,000 (September 30, 2021 - $nil).

The agreement can be terminated by the counterparty in certain circumstances, including a change in control of the Company or an involuntary de-listing. In these circumstances, the Company will be obligated to pay damages equal to $18,500,000 less the amount already paid under the arrangement. As at September 30, 2022, the amount of damages that the Company would be liable for if the contract is terminated was $13,500,000.

TPCO Holding Corp.

Notes to the interim condensed consolidated financial statements

(Unaudited, in United States dollars)

For the three and nine months ended September 30, 2022 and 2021

17. Shareholders’ equity

Common shares

a) Authorized

The Company is authorized to issue an unlimited number of common shares with no par value.

b) Common shares issued

Number of common shares
Balance December 31, 2021	97,065,092
(i) Shares issued to settle contingent consideration	305,325
(ii) Shares issued to settle contingent consideration	264,614

Shares issued for Marketing Arrangement (Note 16)	4,926,165
Shares issued for vested RSUs and PSUs (Note 19)	590,707
Shares issued for acquisition of Calma (Note 10)	1,762,425
Balance, September 30, 2022	104,914,328

(I)

During the nine months ended September 30, 2022, the Company issued 305,325 common shares related to contingent consideration in the acquisition of Caliva. The common shares were included in shares to be issued as at December 31, 2021.

(ii)

During the nine months ended September 30, 2022, the Company issued 264,614 common shares related to contingent consideration in the acquisition of LCV. The common shares were issued as the related contingency was resolved.

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

18. Warrants

The following table reflects the continuity of warrants:

	Number of Warrants	Weighted Average Exercise Price
Balance, December 31, 2021 and September 30, 2022	35,837,500	$11.50

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

(a) Share options

The Company grants options to purchase its common shares, generally at fair value as at the date of grant. The maximum number of common shares that may be issued under the Plan is fixed by the Board to be 15% of the common shares outstanding, from time to time, subject to adjustments in accordance with the plan.

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

TPCO Holding Corp.

Notes to the interim condensed consolidated financial statements

(Unaudited, in United States dollars)

For the three and nine months ended September 30, 2022 and 2021

19. Share-based compensation (continued)

The following table reflects the continuity of the share options during the nine months ended September 30, 2022:

	September 30, 2022
	Number of options	Weighted average exercise price $	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding, beginning of period	756,703	7.85
Expired	(125,627)	7.94
Forfeited	(114,990)	7.93
Outstanding, end of period	516,086	7.56	3.85	-
Vested and expected to vest in the future	519,569	7.56	4.70	-
Exercisable	412,586	7.50	3.85	-

As at September 30, 2022, there was $299,767 of total unrecognized compensation cost related to non-vested replacement options.  That cost is expected to be recognized over a weighted average period of 0.86 years.

(b) Equity-settled RSUs and PSUs

The following table reflects the continuity of RSUs and PSUs granted during the nine months ended September 30, 2022:

	September 30, 2022
	Number of RSUs	Weighted average grant date fair value $	Number of PSUs	Weighted average grant date fair value $
Outstanding, beginning of period	3,160,020	7.21	150,000	7.01
Granted	2,290,050	0.99	2,510,000	1.04
Vested	(1,017,430)	7.57	(86,250)	7.01
Forfeited	(738,248)	6.57	(125,000)	1.04
Outstanding, end of period	3,694,392	3.39	2,448,750	1.19

As at September 30, 2022, there was $5,820,703 of total unrecognized compensation cost related to non-vested RSUs and $2,611,920 of total unrecognized compensation cost related to non-vested PSUs. That cost is expected to be recognized over a weighted average period of 2.14 years and 0.94 years respectively. The total fair value of RSUs and PSUs vested during the nine months ended September 30, 2022, was $1,148,076 and $37,913, respectively.

Of the 1,103,680 RSUs and PSUs that vested, 590,707 were settled in shares, 484,023 were settled in cash to cover withholding taxes on behalf of the employees and 28,950 were not yet settled.

The range of grant date fair values related to RSUs and PSUs granted during the nine months ended September 30, 2022 was $0.65 - $1.41.

The Company estimates forfeitures based on historical forfeiture trends. If actual forfeiture rates are not consistent with the Company's estimates, the Company may be required to increase or decrease compensation expenses in future periods.

During the three and nine months ended September 30, 2022 and 2021, the Company recognized the following total compensation expense, net of estimated forfeitures:

	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Replacement options	$38,011	$518,725	$317,518	$1,815,332
Equity-settled RSUs and PSUs	1,023,108	2,900,036	4,446,771	4,810,532
Cash-settled RSUs	-	(72,588)	-	5,765,003
Rights to contingent consideration	-	266,483	-	5,059,953
	$1,061,119	$3,612,656	$4,764,289	$17,450,820

20. Loss per share

	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Loss from continuing operations available to common shareholders	$(134,574,945)	$(477,771,926)	$(196,414,581)	$(450,389,837)
Loss from discontinued operations available to common shareholders	(13,410,139)	(83,578,124)	(15,385,455)	(86,074,460)
Loss available to common shareholders	$(147,985,084)	$(561,350,050)	$(211,800,036)	$(536,464,297)

Weighted average number of shares, basic and diluted	103,489,965	98,421,935	101,154,772	93,802,606

Basic and diluted loss per share from continuing operations	$(1.30)	$(4.85)	$(1.94)	$(4.80)
Basic and diluted loss per share from discontinued operations	(0.13)	$(0.85)	(0.15)	(0.92)
Basic and diluted loss per share	$(1.43)	$(5.70)	$(2.09)	$(5.72)

Approximately 77,571,531 of potentially dilutive securities as at September 30, 2022 were excluded in the calculation of diluted loss per share as their impact would have been anti-dilutive.

21. Income taxes

The following table summarizes the Company’s income tax expense and effective tax rates for the three and nine months ended September 30, 2022 and 2021:

	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Loss and comprehensive loss from continuing operations before income taxes	$(159,080,687)	$(473,836,766)	$(221,082,361)	$(456,931,217)
Income tax recovery (expense)	$24,460,758	$(3,935,160)	$24,418,531	$6,541,380

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

The effective tax rate for the nine months ended September 30, 2022 varies widely from the nine months ended September 30, 2021, primarily due to the reduction in non-deductible expenses as a proportion of total expenses in the current year. The Company incurs expenses that are not deductible due to IRC Section 280E limitations which results in significant income tax expense.

The Company operates in a number of tax jurisdictions and are subject to examination of its income tax returns by tax authorities in those jurisdictions who may challenge any item on those returns. Significant judgment is required in evaluating the Company’s uncertain tax positions and determining the provision for income taxes.

The Company’s unrecognized tax assets were approximately $61,907,748 and $42,459,208 as at September 30, 2022 and December 31, 2021, respectively.

TPCO Holding Corp.

Notes to the interim condensed consolidated financial statements

(Unaudited, in United States dollars)

For the three and nine months ended September 30, 2022 and 2021

21. Income taxes (continued)

The federal statute of limitation remains open for the 2019 tax year to the present. The state income tax returns generally remain open for the 2018 tax year through the present. Net operating losses arising prior to these years are also open to examination if and when utilized.

22. Operating expenses

	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
General and administrative	$9,717,296	$10,713,535	$31,554,670	$29,251,275
Allowance for accounts receivable and notes receivable	722,456	460,358	3,303,791	546,975
Sales and marketing	2,687,884	2,478,499	9,812,259	37,901,914
Salaries and benefits	9,149,250	8,455,719	29,039,258	26,271,625
Share-based compensation (Note 19)	1,061,119	3,612,656	4,764,289	17,450,820
Lease expense (Note 12)	1,940,550	1,035,901	5,807,447	3,165,803
Depreciation of property and equipment and amortization of right-of-use assets	1,139,282	909,111	2,982,641	2,367,810
Amortization of intangible assets (Note 9)	10,420,607	3,271,209	20,772,458	11,806,979
	$36,838,444	$30,936,988	$108,036,813	$128,763,201

23. Supplemental cash flow information

	Nine months ended
Change in working capital	September 30, 2022	September 30, 2021

Accounts receivable	$564,381	$(566,648)
Income tax receivable	1,322,340	-
Notes and other receivables, net	-	(1,700,000)
Inventory	7,357,888	(834,094)
Prepaid expenses and other current assets	2,070,637	(5,308,936)
Security deposits	(85,875)	6,181
Prepaid expenses and other assets	(43,787)	37,849
Cash settled share-based payments	-	(1,682,898)
Accounts payable and accrued liabilities	(13,845,266)	(29,947,252)
	$(2,659,682)	$(39,995,798)

	Nine months ended
Cash paid	September 30, 2022	September 30, 2021

Income taxes paid	$6,000,000	$1,700,000

TPCO Holding Corp.

Notes to the interim condensed consolidated financial statements

(Unaudited, in United States dollars)

For the three and nine months ended September 30, 2022 and 2021

24. Related party transactions and balances

The following table outlines the amounts paid to a related party:

	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Lease payments – interest and principal (i)	$1,347,197	$1,307,015	$4,040,392	$2,213,325
Administrative fees and other costs	-	-	-	5,000
	$1,347,197	$1,307,015	$4,040,392	$2,218,325

(I)

A director of the Company is a close family member to an owner of R&C Brown Associates, LP (“R&C”). The Company has 2 operating leases and 1 finance lease with R&C. Included in lease liabilities and right-of-use assets as at September 30, 2022 is $40,733,065 (December 31, 2021 - $41,053,363) and $25,117,364 (December 31, 2021 - $28,035,112), respectively, with respect to leases with R&C.

In addition to the items described above, the Company entered into the following transaction with a related party:

(i)

The counterparty to the Marketing Agreement described in Note 16 (the “Counterparty”) became a related party in May 2021, when its Chief Executive Officer joined the Company’s Board of Directors. On April 27, 2022, the individual resigned from the Company’s Board of Directors and at that time the Counterparty ceased to be a related party. During the three and nine months ended September 30, 2022, the Company expensed $nil and $1,772,725, respectively related to the Marketing Agreement up to April 27, 2022.

25. Segment information

The Company’s operations comprise a single operating segment engaged in the cultivation, manufacturing, distribution and sale of cannabis within the State of California. All revenues were generated in the State of California for the three and nine months ended September 30, 2022 and 2021 and all property and equipment, right-of-use assets and intangible assets were located in the State of California.

26. Commitments and contingencies

a) California operating licenses

The Company's primary activity is engaging in state-legal commercial cannabis business, including the cultivation, manufacture, distribution, and sale of cannabis and cannabis products pursuant to California law. However, this activity is not in compliance with the United States Controlled Substances Act (the CSA). The Company's assets are potentially subject to seizure or confiscation by Federal governmental agencies, and the Company could face criminal and civil penalties for noncompliance with the CSA, although such events would be without relevant precedent.  Management   of the Company believes the Company is in compliance with all California and local jurisdiction laws and monitor the regulatory environment on an ongoing basis along with counsel to ensure the continued compliance with all applicable laws and licensing agreements.

The Company's operation is sanctioned by the State of California and local jurisdictions. There have been no instances of federal   interference   with   those   who   adhere   to   those   guidelines.   Due   to   the   uncertainty   surrounding   the   Company's noncompliance with the CSA, the potential liability from any noncompliance cannot be reasonably estimated and the Company may be subject to regulatory fines, penalties or restrictions in the future.

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

In September 2019, Senate Bill 1459 (SB 1459) was enacted which enabled state licensing authorities to issue provisional licenses through 2021. A provisional license could be issued if an applicant submitted a completed annual license application to the Bureau of Cannabis Control. A completed application for purposes of obtaining a provisional license is not the same as a sufficient application to obtain an annual license. The provisional cannabis license, which is valid for 12 months from

TPCO Holding Corp.

Notes to the interim condensed consolidated financial statements

(Unaudited, in United States dollars)

For the three and nine months ended September 30, 2022 and 2021

26. Commitments and contingencies (continued)

the date issued, is said to be in between a temporary license and an annual license and allows a cannabis business to operate as they would under local and state regulations.

Licensees issued a provisional license are expected to be diligently working toward completing all annual license requirements in order to maintain a provisional license. The Company obtained its provisional licenses in 2019 and continues to work with the State to obtain annual licensing.

The Company's prior licenses obtained from the local jurisdictions it operated in have been continued by such jurisdictions and are necessary to obtain State licensing.

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

c) Social equity fund

The Company formed Social Equity Ventures LLC (“SEV”) in 2021 as its social equity investment vehicle.  The Company intends to fund SEV with $10,000,000 and contribute 2% of its net income to allow SEV to make further social equity investments.  During the nine months ended September 30, 2022, SEV made two social equity investments totalling $350,000 (Nine months ended September 30, 2021 -– SEV made two social equity investments totalling $1,000,000).

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

The following provides a breakdown of contingent consideration as at September 30, 2022 and 2021:

	Contingent consideration
	Trading price consideration (i)	Other (ii)	Total
Balance December 31, 2020	$-	$-	$-
Additions	232,719,246	-	232,719,246
Change in fair value	(222,954,132)	1,957,045	(220,997,087)
Transferred to equity	-	(1,957,045)	(1,957,045)
Balance September 30, 2021	$9,765,114	-	9,765,114

Balance, December 31, 2021	$574,687	$368,444	$943,131
Change in fair value	(572,723)	(69,430)	(642,153)
Transferred to equity	-	(299,014)	(299,014)
Balance, September 30, 2022	$1,964	$-	$1,964

TPCO Holding Corp.

Notes to the interim condensed consolidated financial statements

(Unaudited, in United States dollars)

For the three and nine months ended September 30, 2022 and 2021

27. Financial instruments (continued)

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

Key Inputs	September 30, 2022	December 31, 2021	September 30, 2021
Key unobservable inputs
Expected volatility	70%	65%	62%

Key observable inputs
Share price	$0.59	$1.39	$3.19
Risk-free interest rate	4.06%	0.79%	0.35%
Dividend yield	0%	0%	0%
Number of shares	22,001,711	21,850,404	21,836,190

A 15% change in the volatility assumption will have the following impact on the fair value of the contingent consideration:

Change in volatility	September 30, 2022	December 31, 2021	September 30, 2021
+15%	$33,522	$1,597,743	9,237,376
-15%	$(1,822)	$(528,968)	(6,975,068)

(ii) Other – As part of the acquisition of LCV that occurred on January 15, 2021, the Company could be required to issue shares to former shareholders based on certain liabilities, the final settlement of which is contingent on the outcome of certain events. During the three months ended March 31, 2022, the remaining contingency was resolved and as a result, the number of shares to be issued related to that portion became fixed. The contingent consideration was remeasured to $299,014 based on the fixed number of shares to be issued to the former LCV shareholders and reclassified as equity. The remeasurement is included in the change in fair value of contingent consideration in the interim condensed consolidated statement of operations and comprehensive loss.

Interest risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company is subject to minimal interest rate risk.

Credit risk

Credit risk arises from deposits with banks, security deposits, trade receivables, notes receivable and other receivables.

	Gross	Allowance	Net
Cash	$107,111,075	$-	$107,111,075
Restricted cash and restricted cash equivalents	2,639,732	-	2,639,732
Accounts receivable (i)	4,621,242	(2,465,798)	2,155,444
Security deposits	1,205,629	-	1,205,629
Notes receivables (ii)	6,039,816	(5,650,000)	389,816
	$121,617,494	$(8,115,798)	$113,501,696

(i) For trade receivables, the Company does not hold any collateral as security but mitigates this risk by dealing with counterparts that management has determined to be financially sound. The Company determines the allowance for doubtful accounts by firstly allowing for specific receivables that are at-risk of non-collection, and then applying a standard percentage by bucket of aging to the remainder. The gross accounts receivable by aging are laid out below.

TPCO Holding Corp.

Notes to the interim condensed consolidated financial statements

(Unaudited, in United States dollars)

For the three and nine months ended September 30, 2022 and 2021

27. Financial instruments (continued)

As at September 30, 2022 the Company’s aging of receivables was as follows:

September 30, 2022
0 - 30 days	$1,424,901
31 - 60 days	139,410
61 - 90 days	188,883
91 – 120 days	73,711
Over 120 days	2,794,337
Gross receivables	4,621,242
Less allowance for doubtful accounts	(2,465,798)
$2,155,444

(ii) For notes and other receivables, the Company determines the allowance for doubtful accounts by considering, for each debtor, if there has been any indication that a loss has been incurred. In making that determination, the Company considers the credit rating of the debtor as well as any collateral that underlies the receivable. Refer to Note 6 for additional information.

28. Fair value measurement

Recurring fair value measurements

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as at September 30, 2022 and the associated gains (losses) for the nine months ended September 30, 2022:

	Carrying amount	Fair value	Level 1	Level 3	Gains (losses)

Equity securities	$438,522	$438,522	$438,522	$-	$(421,974)
Debt securities	1,308,028	1,308,028	-	1,308,028	-
Total investments	$1,746,550	$1,746,550	$438,522	$1,308,028	$(421,974)

Contingent consideration – trading price consideration	$1,964	$1,964	$-	$1,964	$572,723
Contingent consideration - other	-	-	-	-	69,430
Total contingent consideration (Note 27)	$1,964	$1,964	$-	$1,964	$642,153

Non-recurring fair value measurements

Certain assets are measured at fair value on a non-recurring basis and therefore are not included in the tables above. These assets were adjusted to fair value as a result of impairment recognized in the nine months ended September 30, 2022 (Note 13). The following table presents the level within the fair value hierarchy for these fair value measurements as at their respective measurement dates, along with their carrying value at September 30, 2022:

	Carrying amount	Fair value	Level 3
Licenses	$9,699,829	$9,699,829	$9,699,829
Brands	$23,624,000	$23,624,000	$23,624,000
Right of use assets - operating	$2,458,703	$2,476,399	$2,476,399

TPCO Holding Corp.

Notes to the interim condensed consolidated financial statements

(Unaudited, in United States dollars)

For the three and nine months ended September 30, 2022 and 2021

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

The aggregate carrying values of the VIEs’ assets and liabilities, after elimination of any intercompany transactions and balances, in the interim condensed consolidated balance sheets were as follows:

	September 30, 2022	December 31, 2021
Assets
Current assets
Cash	$3,851,443	$1,754,929
Restricted cash	996,452	6,443,076
Accounts receivable, net	149,245	91,004
Income tax receivable	-	162,073
Inventory	2,142,122	1,199,662
Prepaid expenses and other current assets	1,405,873	1,401,117
Total current assets	8,545,135	11,051,861

Property and equipment, net	5,874,961	5,110,894
Goodwill	-	36,253,294
Intangible assets	31,596,969	25,471,611
Right-of-use assets - operating	8,751,513	12,199,466
Total assets	$54,768,578	$90,087,126

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$5,177,495	$6,724,680
Consideration payable – current portion	1,649,783	1,331,724
Operating lease liability- current portion	545,028	935,346
Total current liabilities	7,372,306	8,991,750

Operating lease liabilities	11,399,056	11,681,587
Deferred tax liabilities	8,765,597	7,563,419
Consideration payable	520,681	1,827,515
Total liabilities	$28,057,640	$30,064,271

The assets and liabilities in the table above include the carrying value of the goodwill, intangible assets and fair value adjustments recognized as a result of the business combination. Included in restricted cash is $996,452 (December 31, 2021 - $6,443,076) that is only available to settle certain VIE obligations, and the creditors of $2,667,968 (December 31, 2021 - $7,953,367) of the liabilities have no recourse against the Company.

TPCO Holding Corp.

Notes to the interim condensed consolidated financial statements

(Unaudited, in United States dollars)

For the three and nine months ended September 30, 2022 and 2021

30. Comparative figures

Certain comparative figures have been restated where necessary to conform with current period presentation.

31. COVID-19

In March 2020, the World Health Organization categorized coronavirus disease 2019 (“COVID-19”) as a pandemic. COVID‑19 continues to impact the U.S. and other countries across the world, and the duration and severity of its effects remain unknown. The Company continues to implement and evaluate actions to maintain its financial position and support the continuity of its business and operations in the face of this pandemic and other events.

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

32. Subsequent events

Shares issued

Subsequent to September 30, 2022, the Company issued 99,899 shares for RSUs and PSUs vested.

Disposal of SISU

On October 31, 2022, the Company finalized the sale of SISU for $317,000 cash. In addition, the purchaser has agreed to enter into a multi-strategic supply agreement providing the Company the right, but not the obligation, to purchase cannabis oil and flower brokerage services for a period of 24 months on preferred terms.

Closing of Coastal Acquisition

On November 14, 2022, the Company completed the acquisition of 100% of the equity of Coastal Holding Company, LLC ("Coastal") by issuing 25,000,000 shares of Coast L Acquisition Corp., a wholly owned subsidiary of the Company. The shares of Coast L Acquisition Corp. are exchangeable on a one-for-one basis into shares of the Company. The Company also paid an additional $3.1 million upon closing and assumed approximately $1.9 million of debt.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report contains certain information that may constitute forward-looking information and forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, and under Canadian securities laws (collectively, “Forward-Looking Statements”) which are based upon the Company’s current internal expectations, estimates, projections, assumptions and beliefs. Such statements can be identified by the use of forward-looking terminology such as “expect”, “likely”, “may”, “will”, “should”, “intend”, “anticipate”, “potential”, “proposed”, “estimate” and other similar words, including negative and grammatical variations thereof, or statements that certain events or conditions “may” or “will” happen, or by discussions of strategy. Forward-Looking Statements include estimates, plans, expectations, opinions, forecasts, projections, targets, guidance, or other statements that are not statements of fact. Forward-Looking Statements in this Quarterly Report include, but are not limited to, statements with respect to:

•	the performance of the Company’s business and operations;

•	the Company’s expectations regarding revenues, expenses, liquidity and anticipated cash needs, including the Company’s ability to grow revenue and reach long-term profitability;

•	the Company’s ability to reduce its operating expenses and cash burn rate, including the expected cost savings from actions taken to date;

•	the Company’s ability to complete future strategic alliances and the expected impact thereof;

•	expected future sources of financing;

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

Certain of the Forward-Looking Statements contained herein concerning the cannabis industry and the general expectations of the Company concerning the cannabis industry are based on estimates prepared by the Company using data from publicly available governmental sources as well as from market research and industry analysis and on assumptions based on data and knowledge of the cannabis industry, which the Company believes to be reasonable. However, although generally indicative of relative market positions, market shares and performance characteristics, such data is inherently imprecise. While the Company is not aware of any misstatement regarding any industry or government data presented herein or information presented herein which is based on such data, the cannabis industry involves risks and uncertainties that are subject to change based on various factors, which factors are described further below.

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

Readers are cautioned that the above list of cautionary statements is not exhaustive. Known and unknown risks, many of which are beyond the control of the Company, could cause actual results to differ materially from the Forward-Looking Statements in this Quarterly Report. Such lists include, without limitation, those discussed under the heading “Risk Factors” in Item 1A of Part II of this Quarterly Report, in Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 31, 2022 (our “2021 Form 10-K”) and in the Company’s periodic reports subsequently filed with the SEC and in the Company’s filings on SEDAR at www.sedar.com. The purpose of Forward-Looking Statements is to provide the reader with a description of management’s expectations, and such Forward-Looking Statements may not be appropriate for any other purpose. You should not place undue reliance on Forward- Looking Statements contained in this Quarterly Report. Although the Company believes that the expectations reflected in such Forward-Looking Statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Forward-Looking Statements contained herein are made as of the date of this Quarterly Report and are based on the beliefs, estimates, expectations and opinions of management on the date such Forward-Looking Statements are made. The Company undertakes no obligation to update or revise any Forward-Looking Statements, whether as a result of new information, estimates or opinions, future events or results or otherwise or to explain any material difference between subsequent actual events and such Forward-Looking Statements, except as required by applicable law. The Forward-Looking Statements contained in this Quarterly Report are expressly qualified in their entirety by this cautionary statement.

Results for First nine Months of 2021 Do Not Reflect Complete Period

Our financial results for the nine month period ended September 30, 2021 did not include operating results from January 1, 2021 to January 15,2021 due to the fact that our qualifying transaction, pursuant to which the Company’s business operations began, closed on January 15, 2021 (the “Qualifying Transaction”). Accordingly, our results of operations are not necessarily comparable between the nine months ended September 30, 2022 and the nine months ended September 30, 2021.

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

As at September 30, 2022, the Company views its business as having one sales channel – omni-channel retail: brick and mortar retail, e-commerce pick up & delivery, as well as the sale of various branded wholesale products. The Company currently operates twelve omni-channel retail locations and four consumer delivery hubs.

The Company made the strategic decision to exit its low margin bulk wholesale business during the third quarter of 2022 to reduce complexity, prioritize higher-margin activities and conserve cash. Ultimately, the Company was successful in disposing of its bulk wholesale business on October 31, 2022. As such, this bulk wholesale business has been presented as discontinued operations commencing in the third quarter of 2022 in our financial statements. All comparative information has been restated to remove the bulk wholesale discontinued operations results. The bulk wholesale business generated revenue from the sale of bulk flower and oil produced in-house.

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

Third Quarter Highlights

Cost Reduction Initiatives

1)Cultivation Pause

Our operations continue to focus on increasing gross margin and cost reduction in high impact areas of the Company, most notably cultivation.

In mid-September 2022, in-house cultivation was paused in response to the availability of lower cost flower that meets our quality specifications for our first party brands. We expect to achieve significant margin enhancement, as well as cost certainty with strategic sourcing relationships in place. We anticipate that the pause of in-house cultivation will reduce annual cash operating expenses by approximately $1.8 million and associated annual payroll by approximately $4 million by eliminating 70 positions or approximately 14% of the workforce for total savings of approximately $5.8 million annually.

2)Delivery Depot Consolidation

In response to proposed changes to California's cannabis delivery regulations to increase the allowed delivery "case pack value" limit, the Company has acted to optimize its delivery footprint. Under existing regulations, delivery drivers are allowed to carry a maximum of $5,000 worth of product in a vehicle, of which a maximum of $3,000 can be product that was not part of an order made before the driver leaves the delivery depot. The proposed new regulations would double the "case pack value" limit to $10,000, all of which can be product not part of a previously made order.

As a result of this change, which is expected to come into effect in the fourth quarter of 2022, delivery vehicles will be able to carry significantly more product than currently allowed. This increase is also expected to increase the geographic area that can be covered by a vehicle and allow for a much greater breadth of product to be carried. Consequently, the Company has elected to dispose of select redundant delivery depot locations as many geographic regions can now be more efficiently managed, including Culver City, Chula Vista and Sacramento operations. These dispositions resulted in $500,000 in gross sale proceeds and are expected to result in additional annual cost savings of $1.8 million.

This consolidation has reduced fixed cost and operational complexity, while retaining sales though store delivery alternatives.

Revenue Growth and Gross Margin Improvement Initiatives

To drive revenue growth and margin improvement in stores, the Company:

1)	Focused on increasing new and returning traffic by introducing and expanding high quality, limited batch Flower brands which include: BLEM, Teds Budz, Alien Labs, Connected, Fig Farms and Marathon.
2)	Focused on increase in our average basket size by introducing and expanding Ounces and Half Ounces to our Flower assortment.
3)	Continued to focus on curating a localized assortment that is relevant and consistently appealing.
4)

Rolled out Treez point of sale system in all Coastal and Calma locations. Caliva locations will be transitioned in the fourth quarter of 2022. Treez is a leading commerce platform for cannabis retailers.

5)

Significantly increased exposure and advertising on Weedmaps, e.g., push messaging, side banners, improved placement on search pages and programmatic marketing. Weedmaps is a third party platform for users interested in purchasing cannabis.

6)	Held several vendor supported promotions for various brand launches by Stiizy and Raw Garden
7)	Hired street teams to help localize brand awareness and purchased significant billboard space.
8)	Built out a robust product demonstration schedule to develop brand engagement with customers and increase sell through.
9)	Opened the Coastal Concord location during September 2022.

New Product Updates

RCVRY: A premium cannabis product launched in September 2022 at our Calma location. RCVRY is a brand collaboration featuring Nordan Shat aka "Faze Rain" from the FaZe Clan (NASDAQ: FAZE) gaming community with a fan base of over 510 million across combined social platforms. Our RCVRY cannabis launch coincided with Nordan's "public resurfacing" following his accident that left him temporarily paralyzed two years ago. Nordan is currently filming content that will be released across his social channels that follow his road to recovery (RCVRY).

East Coast Expansion

On July 6, 2022, the Company announced its first out of California state licensing and cultivation production agreement (the “Licensing Agreement”) with Curio Wellness (“Curio”). The agreement will bring the Company’s brands and products to the State of Maryland with anticipated market launch in late 2022.

Initial brands to be introduced under the terms of the Licensing Agreement include Monogram, Caliva, Mirayo by Santana, Deli, Cruisers and other TPCO owned brands, in a variety of product form factors including jarred fresh flower, pre-rolls, premium vapes, and infused gummies and chocolates. Some of the products will feature signature strains of cannabis cultivated by Curio in collaboration with The Parent Company. The Parent Company brands are expected to initially be available at Curio’s Far & Dotter dispensaries, with broad wholesale distribution to dispensaries across the State of Maryland to follow.

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

Social Equity

On July 1, 2022, the Company agreed to make a follow-on $200,000 investment in its existing Josephine & Billie’s investment. Women-founded and led, Josephine and Billie’s is LA’s first cannabis speakeasy that gives Women of Color a tailored cannabis experience. We support Josephine and Billie’s mission to be inclusive, communal and puts the needs of Women of Color at the forefront. The Parent Company is proud to make this follow-on investment to provide Josephine & Billie’s the funds needed to build a sustainable business.

The Company plans to reposition its Social Equity Ventures to become the centralized owner of all corporate social responsibility activities undertaken with the mission to provide Black and underrepresented minorities with the foundation to succeed in the legal cannabis industry through education, advocacy and access to capital. Social Equity Ventures will be rebranded as “Legacy Ventures”.

Subsequent Events

Disposal of SISU

On October 31, 2022, the Company finalized the sale of its bulk wholesale business (SISU Extraction LLC) for $317,000 cash. In addition, the purchaser has agreed to enter into a strategic supply agreement providing the Company the right, but not the obligation, to purchase cannabis oil and flower brokerage services for a period of 24 months on preferred terms.

Manufacturing Outsourcing

During October 2022, product manufacturing was outsourced to third-party processors, which the Company expects will achieve an average of 27% cost savings on these products. In addition to margin improvement, we expect to benefit from strong R&D capabilities to produce innovative products for our future.

Workforce Reduction

We also continue to consolidate operational functions within the organization, which we expect to lead to further cost reductions overall. Including the $4 million payroll savings achieved by pausing cultivation in mid-September 2022. As of the date of this Quarterly Report, the Company has reduced its workforce by 33% from the beginning of 2022 and expects realize annual payroll savings of approximately $10 million.

In summary, to the date of this MD&A, the Company has implemented initiatives that are expected to save a total of approximately $13.6 million of costs: approximately $10 million payroll, approximately $1.8 million from cultivation pause/manufacturing outsourcing and approximately $1.8 million from delivery depot consolidation.

Closing of Coastal Acquisition

On November 14, 2022, the Company completed the acquisition of 100% of the equity of Coastal Holding Company, LLC ("Coastal") by issuing 2S,000,000 shares of Coast L Acquisition Corp., a who(Iy owned subsidiary of the Company. The shares of Coast L Acquisition Corp. are exchangeable on a one-for-one basis into shares of the Company. The Company also paid an additional $3.1 million upon closing and assumed approximately $1.9 million of debt.

Results of Operations

(Unaudited, in United States dollars)

	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

Sales, net of discounts	$19,560,190	$18,894,135	$63,674,204	$55,385,321
Cost of sales	12,942,068	13,893,643	44,316,034	43,774,625
Gross profit	6,618,122	5,000,492	19,358,170	11,610,696

Impairment loss	127,815,307	485,601,121	130,244,837	560,500,228
Operating expenses	36,838,444	30,936,988	108,036,813	128,763,201

Loss from operations	(158,035,629)	(511,537,617)	(218,923,480)	(677,652,733)

Other income (expense)
Interest expense	(1,183,968)	(1,093,562)	(3,694,798)	(3,757,176)
Gain on debt forgiveness	-	-	-	3,358,686
Loss on disposal of assets	-	(137,042)	(317,787)	(3,656,707)
Change in fair value of investments at fair value through profit loss	(388,878)	(768,030)	(421,974)	(418,818)
Change in fair value of contingent consideration	3,558	38,178,321	642,153	220,997,087
Other income	524,230	1,521,164	1,633,525	4,198,444
	(1,045,058)	37,700,851	(2,158,881)	220,721,516

Loss before income taxes	(159,080,687)	(473,836,766)	(221,082,361)	(456,931,217)

Income tax recovery (expense)	24,460,758	(3,935,160)	24,418,531	6,541,380
Loss and comprehensive loss from continuing operations	(134,619,929)	(477,771,926)	(196,663,830)	(450,389,837)

Loss from discontinued operations, net of income tax	(2,327,414)	(83,578,124)	(4,302,730)	(86,074,460)
Loss from classification to discontinued operations, net of income tax	(11,082,725)	-	(11,082,725)	-
Net loss	$(148,030,068)	$(561,350,050)	$(212,049,285)	$(536,464,297)

Loss and comprehensive loss attributable to shareholders of the company	$(147,985,084)	$(561,350,050)	$(211,800,036)	$(536,464,297)
Loss and comprehensive loss attributable to redeemable non-controlling interest	(44,984)	-	(249,249)	-
Net loss	$(148,030,068)	$(561,350,050)	$(212,049,285)	$(536,464,297)

Per share – basic and diluted
Loss per share from continuing operations	$(1.30)	$(4.85)	$(1.94)	$(4.80)
Loss per share from discontinued operations	(0.13)	(0.85)	(0.15)	(0.92)
Loss per share	$(1.43)	$(5.70)	$(2.09)	$(5.72)
Weighted average number of common shares	103,489,965	98,421,935	101,154,772	93,802,606

Discontinued Operations – Bulk Wholesale Business

During the third quarter of 2022, the Company made the strategic decision to exit its low margin bulk wholesale business (SISU) during the third quarter of 2022 to reduce complexity, prioritize higher-margin activities and conserve cash. Ultimately, the Company was successful in disposing of its bulk wholesale business on October 31, 2022. The bulk wholesale business generated revenue from the sale of bulk flower and oil produced in-house. As such, the bulk wholesale business has been presented as discontinued operations commencing in the third quarter of 2022 in our financial statements. All comparative information has been restated to remove the bulk wholesale discontinued operations results practically meaning that in our Statement of Operations, we no longer show the revenues and costs of the bulk wholesale business consolidated with our continuing operations but rather the just the net losses incurred from this business below loss from continuing operations (i.e., discontinued operations loss of $2,327,414 and $4,302,730 for the three and nine months ended September 30, 2022 compared to a discontinued operations loss of $83,578,124 and $86,074,460 in the three and nine months ended September 30, 2021). Further, the Company recorded a loss from classification to discontinued operations of $11,082,725 in the three and nine months ended September 30, 2022 compared to $nil in the three and nine months ended September 30, 2021. The Company believes exiting this business will reduce operating losses going forward.

Sales Revenue

During the third quarter of 2022 the Company focused on optimizing its operations and leveraging the assets it acquired in 2021 to achieve higher gross margins and reduce cash burn. Our results for the nine months ended September 30, 2022 include the various omni-channel retail growth acquisitions we made during 2021 including: Martian Delivery, LLC (“Martian Delivery”) (during the third quarter of 2021), Kase’s Journey Inc. (“Kase’s Journey”) (during the third quarter of 2021), Calma and Coastal (both during the fourth quarter of 2021).

The Company considers itself post the exit of the bulk wholesale business to have one sales channel – omni-channel retail (brick and mortar retail, e-commerce pick up & delivery, as well as the sale of various branded wholesale products). The Company directly sells first party and selected third party products into dispensaries across California, leveraging in-house sales teams, as well as the two wholesale distribution centers in San Jose and Costa Mesa, respectively. As previously announced, the Company has transitioned its wholesale distribution activities to Nabis, a leading cannabis wholesale platform in California.

As of September 30, 2022, the Company operated twelve retail locations and four consumer delivery hubs. Subsequent to quarter-end, one delivery hub was closed. We operate four store brands, Caliva, Deli by Caliva, Coastal and Calma.

The Company’s continuing operations revenue for the three and nine months ended September 30, 2022 was $19,560,190 and $63,674,204 compared to $18,894,135 and $55,385,321 in the comparative three and nine month periods ending September 30, 2021 representing growth of 3.5% and 15%. respectively.

The Company achieved omni-channel retail growth as the comparative period did not include the financial results contributed by Coastal and Calma all of which were acquired subsequent to September 30, 2021. The consolidation of Coastal and Calma in the three and nine months ended September 30, 2022 offset a decrease in same store revenue and average order volume at several retail locations that are presented in the three and nine months ended September 30, 2021.

Gross Profit

Gross Profit reflects our revenue less our cost of sales, which consist of costs primarily consisting of labor, materials, consumable supplies, overhead, amortization of production equipment, shipping, packaging and other expenses.

The Company’s continuing operations gross profit for the three and nine months ended September 30, 2022 was $6,618,122 (33.8%) and $19,358,170 (30.4%) compared with $5,000,492 (26.5%) and $11,610,696 (21%) in the three and nine months ended September 30, 2021. The improved gross margins represent the results of the various margin enhancing initiatives the Company implemented during 2022 as described in the highlights section of this MD&A.

Operating Expenses

	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
General and administrative	$9,717,296	$10,713,535	$31,554,670	$29,251,275
Allowance for doubtful amounts	722,456	460,358	3,303,791	546,975
Sales and marketing	2,687,884	2,478,499	9,812,259	37,901,914
Salaries and benefits	9,149,250	8,455,719	29,039,258	26,271,625
Share-based compensation	1,061,119	3,612,656	4,764,289	17,450,820
Lease expense	1,940,550	1,035,901	5,807,447	3,165,803
Depreciation and amortization	1,139,282	909,111	2,982,641	2,367,810
Amortization of intangible assets	10,420,607	3,271,209	20,772,458	11,806,979
	$36,838,444	$30,936,988	$108,036,813	$128,763,201

Operating expenses primarily include salaries and benefits, professional fees, rent and facilities expenses, travel-related expenses, advertising and promotion expenses, licenses, fees and taxes, office supplies and pursuit expenses related to outside services, stock-based compensation and other general and administrative expenses.

For the three and nine months ended September 30, 2022, the Company recorded operating expenses of $36,838,444 and $108,036,813, respectively compared with $30,936,988 and $128,763,201 in the three and nine months ended September 30, 2021 comparative periods.

General and administrative costs were $9,717,296 and $31,554,670 in the three and nine months ended September 30, 2022 compared with $11,260,510 and $29,798,250 in the comparative ending in the three and nine months ended September 30, 2021. The $1,543,214 or 14% decrease in general administrative expenses achieved during the third quarter of 2022 due mainly to lower professional fees and savings from cost reduction initiatives implemented during the year. General and administrative costs for the nine months ended September 30, 2022 were $1,756,420 or 5.9% higher than in the nine-month comparative period due mainly to the cost of the consolidated 2021 year end audit including costs associated with accounting for the Qualifying Transaction incurred during the first quarter of 2022.

The allowance for doubtful accounts was $722,456 and $3,303,791 in the three and nine months ended September 30, 2022 compared with $460,358 and $546,975 in the three and nine months ended September 30, 2021. The increased allowance reflects management’s estimates for credit losses on various trade receivables and the Mosaic.Ag matter as described later in this MD&A.

Salaries and benefits totaled $9,149,250 and $29,039,258 in the three and nine months ended September 30, 2022 and $8,455,719 and $26,271,625 in the three and nine months ended September 30, 2021. The increases of $693,531 (8.2%) and $2,767,633 (10.5%) in the three and nine months ended September 30, 2022 is the result of the consolidation of additional head count acquired via the Coastal, Martian, Kase and Calma acquisitions, severances of $409,128 net of restructuring efficiencies.

Share based compensation totaled $1,061,119 and $4,764,289 in the three and nine months ended September 30, 2022 compared with $3,612,656 and $17,450,820 in the three and nine months ended September 30, 2021. Share based compensation is a non-cash expense and fluctuates with the number of restricted stock units (“RSUs”) granted in a period and the stock price. The decrease in stock-based compensation expense was primarily attributable to the significant number of RSUs granted in connection with the Qualifying Transaction during 2021, as well as the fact that the market price of our common shares is lower in 2022 than it was in 2021.

Lease expense totaled $1,940,550 and $5,807,447 in the three months and nine ended September 30, 2022 and $876,285 and $3,165,803 in the three and nine months ended September 30, 2021. The increases reflect the numerous acquisitions made during 2021 which are consolidated in the financial results for the three and nine months ended September 30, 2022 whereby the Company increased the number of lease properties and its California footprint, as well as the Pullman property sale and lease back arrangement as previously disclosed.

Depreciation of property, plant & equipment totaled $1,139,282 and $2,982,641 in the three and nine months ended September 30, 2022 compared with $876,285 and $3,165,803 in the three and nine months ended September 30, 2021. Depreciation is a non-cash expense and the slight expense increases in the periods represents the higher property, plant & equipment asset base owned by the Company at September 30, 2022 compared to September 30, 2021 due to the various acquisitions made in 2021.

Amortization of intangible assets totaled $10,420,607 and $20,772,458 in the three and nine months ended September 30, 2022 compared with $3,271,209 and $11,806,979. Amortization is a non-cash expense. The increase in amortization expense is due to additional intangible assets acquired as part of the various acquisitions in 2021.

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

Impairment charges totaled $127,815,307 and $130,244,837 in the three and nine months ended September 30, 2022 compared with $485,601,121 and $560,500,228 in the three and nine months ended September 30, 2021. As part of the annual impairment assessment, the Company’s future forecasts considered changes in cash flow estimates due to lower cannabis industry growth rate assumptions and cost pressures due to higher U.S. inflation. While the Company remains optimistic that cannabis legalization will occur, our expected future cash flows reflect the current tax and regulatory environment. The issues faced by the Company are not unique to our operations as the entire California cannabis market has been impacted. The Company continues to focus on activities to create long-term shareholder value and restructure its business to reduce its operating costs.

Other Items

Interest (expense)

Interest expense totaled $1,183,968 and $3,694,798 for the three and nine months ended September 30, 2022 compared with $1,093,562 and $3,757,176 in the three and nine months ended September 30, 2021. The interest expense is primarily incurred on lease accounting for the Company’s right-of-use assets.

Discontinued Operations

The Company recorded a loss from discontinued operations (its bulk wholesale business) of $2,327,414 and $4,302,730 for the three and nine months ended September 30, 2022 compared to $83,578,124 and $86,074,460 in the three and nine months ended September 30, 2021. The much larger losses in the comparative period ended September 30, 2021 is primarily due to larger impairment losses recorded in this period. The Company further recorded a loss from classification to discontinued operations, net of income tax of $11,082,725 in the three and nine months ended September 30, 2022 compared with $nil in the three and nine months ended September 30, 2021.

Net loss and Comprehensive Loss

The Company recorded net losses of $148,030,068 and $212,049,285 in the three and nine months ended September 30, 2022 compared to $561,350,050 and $536,464,297 in the comparative period ended September 30, 2021. The reduction in losses is due primarily to lower impairment charges in the current periods and to a lesser extent due to higher realized margins and some operating cost efficiencies.

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

Adjusted EBITDA

We believe Adjusted EBITDA is a useful measure to assess the performance of the Company as it provides more meaningful operating results by excluding the effects of expenses that are not reflective of our underlying business performance and other one-time or non-recurring expenses. We define “Adjusted EBITDA” as EBITDA adjusted to exclude extraordinary items, non-recurring items and, other non-cash items, including, but not limited to (i) stock-based compensation expense, (ii) fair value change in contingent consideration and investments measured at Fair Value Through Profit and Loss (“FVPL”)(iii) non-recurring legal and professional fees, human-resources, inventory and collections-related expenses, (iv) intangible and goodwill impairments and loss on disposal of assets, and (v) transaction costs related to merger and acquisition activities.

Reconciliation of Non-GAAP Measures

A reconciliation of EBITDA and Adjusted EBITDA to the most directly comparable measure determined under GAAP is set out below.

TPCO Holding Corp.
Interim condensed consolidated statements of income and comprehensive income
(Unaudited, in United States dollars)
	Three-months ended		Nine-months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

Net loss and comprehensive loss from continuing	$(134,619,929)	$(477,771,926)	$(196,663,830)	$(450,389,837)
Income taxes from continuing operations	(24,460,758)	3,935,160	(24,418,531)	(6,541,380)
Depreciation and amortization from continuing operations	11,559,889	4,180,320	23,755,099	14,174,789
Interest expense from continuing operations	1,183,968	1,093,562	3,694,798	3,757,176
EBITDA	(146,336,830)	(468,562,884)	(193,632,464)	(438,999,252)
Adjustments:
Share based compensation expense	1,061,119	3,612,656	4,764,289	17,450,820
Other non-recurring items:
Fair value change of contingent consideration	(3,558)	(38,178,321)	(642,153)	(220,997,087)
Change in fair value of investments at fair value through profit or loss	388,878	768,030	421,974	418,818
Loss on disposal of assets	-	137,042	317,787	3,656,707
Impairment loss	127,815,307	485,601,121	130,244,837	560,500,228
Other taxes	-	-	-	2,243,441
De-SPAC costs	-	500,000	-	4,121,807
Restructuring costs	1,139,128	1,500,000	1,139,128	3,878,782
Sales and marketing expense	-	-	-	30,151,147
Adjusted EBITDA	$(15,935,956)	$(14,622,356)	$(57,386,602)	$(37,574,589)

The Company’s EBITDA loss was $146,336,830 and $193,632,464 for the three and nine months ended September 30, 2022 compared with $468,403,268 and $438,999,252 in the comparative periods ended September 30, 2021. The lower EBITDA losses are due to primarily lower impairment charges recorded in the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021.

Adjusted EBITDA

The Company’s Adjusted EBITDA loss was $15,935,956 and $57,386,602 for the three and nine months ended September 30, 2022 compared with $14,462,740 and $37,574,589 in the comparative periods ended September 30, 2021. The increased Adjusted EBITDA losses are due to the increased size of the Company with its numerous acquisitions made during 2021, which are still being integrated. The Company is focused on improving its margins and reducing operating costs.

The Company’s management views Adjusted EBITDA as the best measure of its underlying operating performance.

Liquidity and Capital Resources

We manage liquidity risk by reviewing, on an ongoing basis, our sources of liquidity and capital requirements. As at September 30, 2022, The Parent Company had cash and cash equivalents of $107,111,075 compared with cash and cash equivalents of $165,310,609 as at December 31, 2021. Cash and cash equivalents are predominately invested in liquid securities issued by the United States government.

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

Our objective is to generate sufficient cash to fund our operating requirements and expansion plans. Since the closing of the Qualifying Transaction on January 15, 2021, we have incurred net operating losses. However, management is confident in the Company’s ability to grow revenue and reach long- term profitability. We also expect to have access to public capital markets through our listing on the NEO Exchange, and continue to review and pursue selected external financing sources to ensure adequate financial resources. These potential sources include, but are not limited to (i) obtaining financing from traditional or non-traditional investment capital organizations; (ii) obtaining funding from the sale of our common shares or other equity or debt instruments; and (iii) obtaining debt financing with lending terms that more closely match our business model and capital needs. There can be no assurance that we will gain adequate market acceptance for our products or be able to generate sufficient positive cash flow to achieve our business plans, that additional capital or other types of financing will be available when needed, or that these financings will be on terms favorable to the Company or at all.

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

The Company made the strategic decision to exit its low margin bulk wholesale business during the third quarter of 2022 to reduce complexity, prioritize higher-margin activities and conserve cash. As such, this bulk wholesale business has been presented as discontinued operations commencing in the third quarter of 2022 in our financial statements including in the statement of cash flow. During the nine months ended September 30, 2022, discontinued operations used cash of $2,565,934 compared with a use of cash of $5,528,420 in the comparative nine months ended September 30, 2021. The divestment of the bulk wholesale business was completed subsequent to September 30, 2022. The Company expects this divestment will reduce its operating cash burn rate going forward.

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

The maturity of the contractual undiscounted lease liabilities as of September 30, 2022:

	Operating Lease	Finance Lease

Remainder of 2022	$1,441,432	$1,147,681
2023	4,826,896	4,625,156
2024	4,552,956	4,763,910
2025	4,518,781	4,906,828
2026	4,370,472	5,054,033
Thereafter	22,192,154	64,884,898
Total undiscounted lease liabilities	41,902,691	85,382,506
Interest on lease liabilities	16,559,013	48,589,146
Total present value of minimum lease payments	25,343,678	36,793,360
Lease liability – current portion	2,423,413	62,783
Lease liability	$22,920,265	$36,730,577

Marketing Agreement (“MA”)

The Company has engaged a third-party for strategic and promotional services. During the three months ended March 31, 2021 and the nine months ended September 30, 2021, the Company issued 2,376,425 common shares in settlement of the initial $25,000,000. As the shares vested immediately, the full amount of the $25,000,000 has been recognized as an expense in operating expenses during the nine months ended September 30, 2021.

The Company is obligated to issue shares to the value of $1,875,000 quarterly over the second and third year of the contract. During the nine months ended September 30, 2022, the Company issued 4,926,165 common shares to settle the first, second and third quarterly payments.

The Company recognized an expense of $584,181 and $3,311,454 during the three and nine months ended September 30, 2022, respectively (three and nine months ended September 30, 2021 - $1,363,636 and $3,803,030) in operating expenses as a sales and marketing expense. As at September 30, 2022, the cash-settled liability is $3,632,574 (December 31, 2021 - $5,166,666).

The arrangement can be terminated by the counterparty in certain circumstances, one of which is any change of control of the Company. In that case, the Company is required to settle the agreement in a lump sum payment that consists of all unpaid amounts. As at September 30, 2022, the amount that the Company would be liable for if the contract is terminated is $9,375,000.

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

During the three and nine months ended September 30, 2022, the Company recognized an expense of $1,104,167 and $3,312,500, respectively (three and nine months ended September 30, 2021 - $1,104,167 and $3,079,399, respectively) in operating expenses related to this arrangement and $2,496,065 accounts payable and accrued liabilities as at September 30, 2022 (December 31, 2021 - $2,183,565). During the nine months ended September 30, 2022, the Company made a cash payment of $3,000,000 (September 30, 2021 - $nil).

The agreement can be terminated by the counterparty in certain circumstances, including a change in control of the Company or an involuntary de-listing. In these circumstances, the Company will be obligated to pay damages equal to $18,500,000 less the amount already paid under the arrangement. As at September 30, 2022, the amount of damages that the Company would be liable for if the contract is terminated was $13,500,000.

Mosaic.Ag

On May 16, 2021, the Company entered into a membership interest purchase agreement (the “Membership Interest Purchase Agreement”) to obtain leasehold interests of approximately 10 years duration in each of four one-acre parcels of land that are licensed for outdoor cannabis grow (collectively, the “Outdoor Grow Properties”). On May 21, 2021 (the “Effective Date”), the Company entered into series of cultivation and supply agreements with each of the leaseholders of the Outdoor Grow Properties and Mosaic. AG, Inc. (“Mosaic.Ag”), pursuant to which Mosaic.Ag agreed to cultivate cannabis on each of the Outdoor Grow Properties on the Company’s behalf for a period commencing on the Effective Date of and ending at least three years from the closing of the transactions contemplated by the Membership Interest Purchase Agreement, with options to extend for up to five years (the “Cultivation and Supply Agreements”). Under the terms of the Membership Interest Purchase Agreement, as of the Effective Date, the Company and Mosaic.Ag obtained access to the Outdoor Grow Properties and began to commence cannabis cultivation activities under the Cultivation and Supply Agreements. The purchase price under the Membership Interest Purchase Agreement is $6,000,000 in cash, $2,500,000 in common shares of the Company payable on the closing date (with the number of shares issued based on the volume-weighted average price per common share for the ten consecutive trading days prior to the closing date) and up to 1,309,263 common shares of the Company subject to an earnout based on the production value of cannabis grown on the Outdoor Grow Properties over the twenty-four months following the Effective Date. The closing of the transactions contemplated by the Membership Interest Purchase Agreement are dependent on the satisfaction of various closing conditions, multiple of which were not met by the end of the second quarter of 2022 as required by the Membership Interest Purchase Agreement. Further, Mosaic.Ag was unable to produce sufficient quantities of biomass according to Company quality standards and pursuant to the Cultivation Supply Agreements. For the foregoing reasons, TPCO delivered to Mosaic on June 30, 2022, notice of its exercise of its contractual rights to terminate each of the Cultivation and Supply Agreements and the Membership Interest Purchase Agreement effective on such date. Pursuant to the terms of the Membership Interest Purchase Agreement, on the Effective Date, the Company advanced to the seller $5,650,000 secured by a promissory note, which note is now past its maturity date. Pursuant to the terms of the Cultivation and Supply Agreements, the Company made payments for cannabis product in advance based on a projected aggregate yield, with Mosaic owing a refund for any overpayment in the event of the actual yield (as measured at the conclusion of the growing season) being less than the projected yield, which event did transpire, triggering a refund owed to Company of approximately $1,500,000. There can be no assurance the promissory note and/or the overpayment amount will be repaid in full, or at all. The Company expects to pursue repayment of such debts through appropriate legal actions.

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

Cash Flow

The table below highlights our cash flows for the periods indicated:

(Unaudited, in United States dollars)	Nine months ended
	September 30, 2022	September 30, 2021

Cash provided by (used in)
Operating activities
Net loss from continuing operations	$(196,663,830)	$(450,389,837)
Adjustments for items not involving cash
Impairment loss	130,244,837	560,500,228
Interest expense	3,694,798	3,739,340
Interest income	(75,758)	(993,639)
Loss on disposal of assets	317,787	3,656,707
Loss on lease termination	(114,458)
Allowance for accounts receivable and notes receivable	3,438,664	796,403
Gain on debt forgiveness	-	(3,358,686)
Fair value change of investments	421,974	418,818
Depreciation and amortization	23,755,099	14,174,789
Shares issued for long-term strategic contracts	-	25,000,000
Share-based compensation expense, net of tax	4,284,916	16,765,238
Non-cash marketing expense	3,311,454	3,803,030
Non-cash operating lease expense	5,402,936	3,029,654
Fair value change of contingent consideration	(642,153)	(220,997,087)
Deferred income tax recovery	(27,771,859)	(13,714,716)
Repayment of operating lease liabilities	(5,276,778)	(3,403,629)
Net changes in non-cash working capital items	(2,659,682)	(39,995,798)

Net cash used in continued operating activities	(58,332,053)	(100,969,185)

Net cash used in discontinued operating activities	(2,565,934)	(5,528,420)

Total operating activities	(60,897,987)	(106,497,605)

Financing activities
Receipt of payments on notes receivable	1,759,318	-
Repayment of notes payable	(4,680,000)	-
Repayment of consideration payable	(1,150,000)	(872,021)
Repayment of finance lease liabilities	(3,342,761)	(3,429,846)
Proceeds from private placement	-	51,635,000
Redemption of Class A restricted voting shares	-	(264,318,686)
Proceeds from exercise of options	-	12,972
Repurchase of shares	-	(4,454,571)
Repayment of line of credit	-	(1,000,000)
Total financing activities	(7,413,443)	(222,427,152)

Investing activities
Net cash paid in the Qualifying Transaction	-	(28,143,886)
Net cash paid in business combinations	-	(1,402,337)
Purchases of property and equipment	(2,733,218)	(8,725,860)
Advances for note receivable	-	(5,650,000)
Acquisition of investments	(350,000)	(1,000,000)
Proceeds from notes receivable	-	187,954
Proceeds from sale of property and equipment, net of selling costs	6,253,157	11,068,537
Total investing activities	3,169,939	(33,665,592)

Net change in cash during the period	(65,141,491)	(362,590,349)

Cash, restricted cash and restricted cash equivalents
Beginning of period	$174,892,298	$582,622,025
End of period	$109,750,807	$220,031,676

Cash	107,111,075	206,677,145
Restricted cash and restricted cash equivalents	2,639,732	13,354,531
Cash, restricted cash and restricted cash equivalents	$109,750,807	$220,031,676

Operating Activities

Cash used in continued operating activities in the nine months ended September 30, 2022 totaled $58,332,053 as compared to cash used in continued operating activities of $100,854,966 in the comparative nine month period ended September 30, 2021. In the nine months ended September 30, 2022, the cash used in operating activities represents an average operating cash burn rate of $6,481,339 per month compared to $11,206,107 per month in the comparative period. The Company is evaluating a number of options to improve operating results including: subleasing excess real estate, combining operations for lower performing locations, closing or disposing of non-core assets, and general and administrative cost reductions.

Cash used in discontinued operating activities in the nine months ended September 30, 2022 totaled $2,565,934 compared with cash used in discontinued operating activities of $5,528,420 in the comparative nine month period ended September 30, 2021.

Financing Activities

Cash used in financing activities totaled $7,413,443 in the nine months ended September 30, 2022 compared with cash used of $222,427,152 in the comparative nine month period ended September 30, 2021. In the nine months ended September 30, 2022, the Company settled $3,342,761 lease liabilities associated with its real estate, $1,150,000 of consideration payable primarily related to its 2021 acquisition of Coastal, $4,680,000 for repayment of notes payable offset associated with Coastal and received $1,759,318 primarily from a legal settlement and the remainder from the sale of non-core assets. The nine months end September 30, 2021 includes a payment of $264,318,686 in connection with the redemption of Class A restricted voting shares on closing the Qualifying Transaction.

Investing Activities

Cash provided by investing activities totaled $3,169,939 in the nine months ended September 30, 2022 compared with cash used of $33,665,592 in the comparative nine month period ended September 30, 2021. In the nine months ended September 30, 2022, the Company invested $150,000 in its social equity venture investment in Digistrains and $200,000 in Josephine & Billies, received $6,253,157 of proceeds from the sale of property, plant and equipment primarily associated with the sale and leaseback transaction at its Pullman property invested $2,733,218 of property plant and equipment to support its operations. The comparative nine month period ended September 30, 2021 includes $29,546,223 of cash paid for acquisitions as the major use of cash.

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

Social Equity Fund

The Company formed a wholly owned subsidiary to serve as its social equity fund during the during 2021 with a planned $10,000,000 investment and a planned annual contribution of at least 2% of net income from the Company. Through September 30, 2022, the Company has invested approximately $1,300,000 in three investments being Stanton Brands (dba Josephine & Billie’s), Peakz LLC and Digistrains.

Share Capital and Capital Management

As of September 30, 2022, the Company had 104,914,328 common shares and 35,837,500 common share purchase warrants (the “Warrants”) issued and outstanding. The Warrants are exercisable at an exercise price of $11.50 and will expire on January 15, 2026. The Company may accelerate the expiry date of the outstanding Warrants (excluding the Warrants held by Subversive Capital Sponsor LLC in certain circumstances) by providing 30 days’ notice, if and only if, the closing price of the Company’s common shares equals or exceeds $18.00 per common share (as adjusted for stock splits or combinations, stock dividends, extraordinary dividends, reorganizations and recapitalizations) for any 20 trading days within a 30-trading day period.

The Company has an equity incentive plan (the “Equity Incentive Plan”) that permits the grant of stock options, RSUs, deferred share units, performance share units and stock appreciation rights to non-employee directors and any employee, officer, consultant, independent contractor or advisor providing services to the Company or any affiliate. As of September 30, 2022, a total of 3,694,392 RSUs and 2,448,750 PSUs were outstanding under the Equity Incentive Plan.

Prior to closing of the Qualifying Transaction, Caliva maintained the CMG Partners, Inc. 2019 Stock Option and Grant Plan (the “Caliva EIP”), which permitted awards of common stock in Caliva. In connection with the Qualifying Transaction, Caliva and the Company agreed that the Company would maintain the Caliva EIP and that outstanding awards thereunder will entitle the holder to receive Common Shares. There are currently 510,363 options to purchase up to 510,363 Common Shares under the Caliva EIP outstanding. No further awards will be granted under the Caliva EIP.

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

The Company considers its capital to be total equity. The Company manages capital through its financial and operational forecasting processes. The Company reviews its working capital and forecasts its future cash flows based on operating expenditures, and other investing and financing activities. Selected information is provided to the Board of Directors of the Company. The Company’s capital management objectives, policies and processes have remained unchanged during the nine months ended September 30, 2022 and year ended December 31, 2021. The Company is not subject to any external capital requirements.

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

Specialized Knowledge, Skills, Resources & Equipment

Knowledge with respect to cultivating and growing cannabis is important in the cannabis industry and particularly in the medical cannabis industry. The nature of growing cannabis is not substantially different from the nature of growing other agricultural products. Variables such as temperature, humidity, lighting, air flow, watering and feeding cycles are meticulously defined and controlled to produce consistent product and to avoid contamination.

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

UNITED STATES REGULATORY ENVIRONMENT

Cannabis Industry Regulation

On February 8, 2018, the Canadian Securities Administrators revised their previously released Staff Notice 51-352 -Issuers with U.S. Marijuana-Related Activities (“Staff Notice 51-352”), which provides specific disclosure expectations for issuers that currently have, or are in the process of developing, cannabis-related activities in the United States as permitted within a particular state’s regulatory framework. All issuers with U.S. cannabis-related activities are expected to clearly and prominently disclose certain prescribed information in prospectus filings and other required disclosure documents. As a result of the Company’s existing operations in California, the Company is providing the following disclosure pursuant to Staff Notice 51-352.

The Company derives a substantial portion of its revenues from state legalized: (i) cannabis, and products containing cannabis, used by someone 21 or older that is not a medical cannabis patient (where use may include inhalation, consumption, or application) (“Adult-Use Cannabis”) and (ii) to a lesser extent, cannabis and products containing cannabis used by medical cannabis patients in accordance with applicable state law, but for which no drug approval has been granted by the United States Food and Drug Administration (where use may include inhalation, consumption, or application) (“Medical-Use Cannabis”) ((i) and (ii) collectively “Regulated Cannabis”). The Regulated Cannabis industry is illegal under U.S. Federal Law. The Parent Company is directly involved (through its licensed subsidiaries) in both the Adult-Use Cannabis and Medical-Use Cannabis industry in the State of California which has legalized and regulated such industries.

The United States federal government regulates certain drugs through the Controlled Substances Act (21 U.S.C. §§ 801-971) (the “CSA”) and through the Food, Drug & Cosmetic Act (21 U.S.C. §§ 301-392) (the “FDCA”). The CSA schedules controlled substances, including “marihuana” (defined as all parts of the plant cannabis sativa L. containing more than 0.3 percent THC), based on their approved medical use and potential for abuse. Marihuana (also referred to as cannabis) and THC (“except for tetrahydrocannabinols in hemp”) are each classified as Schedule I controlled substances (21 U.S.C. § 812(c)). The Drug Enforcement Administration (“DEA”), an agency of the U.S. Department of Justice (the “DOJ”) defines Schedule I drugs, substances or chemicals as “drugs with no currently accepted medical use and a high potential for abuse.” The United States Food and Drug Administration (the “FDA”), which implements and enforces the FDCA, regulates, among other things, drugs used for the diagnosis or treatment of diseases. The FDA has not approved cannabis as a safe and effective treatment for any medical condition, and regularly issues cease-and-desist letters to manufacturers of CBD products making health claims to consumers in contravention of the FDCA. The FDA has approved drugs containing THC and CBD, individual cannabinoids in the plant cannabis sativa L., for a narrow segment of medical conditions.

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

However, in October 2022, President Biden directed the Department of Justice and Department of Health & Human Services to conduct a review of the scheduling status of cannabis. It is anticipated that cannabis may be rescheduled or descheduled entirely within the next 12-24 months.

As of September 30, 2022, 38 U.S. states, and the District of Columbia and the territories of Guam, Puerto Rico, the U.S. Virgin Islands, and the Northern Mariana Islands have legalized the cultivation and sale of Medical-Use Cannabis, with at least six of the remaining states expected to pass such legalization measures within the next 12 months. In 19 U.S. states, the sale and possession of both Medical-Use Cannabis and Adult-Use Cannabis has been legalized, though due to the time period between a state’s legalization of commercial cannabis activities and the completion of its regulatory framework and marketplace launch, the purchase of Adult-Use Cannabis is currently possible in 13 states, with the remainder of the currently-legal states to commence sales activities in 2023. The District of Columbia has legalized Adult-Use Cannabis but has not yet permitted the commercial sale of Adult Use Cannabis, however, Adult-Use sales are expected to commence in 2023.

Eleven states have also enacted low-THC / high-CBD only laws for medical cannabis patients. The sale and possession of both Medical-Use Cannabis and Adult-Use Cannabis is legal in the State of California, subject to applicable licensing requirements and compliance with applicable conditions. Included in the numbers above are ballot initiatives to legalize Adult-Use Cannabis which passed in November 2020, with Arizona commencing Adult-Use sales in January 2021, and New Jersey and Montana commencing Adult-Use sales in 2022 and Mississippi enacting Medical-Use cannabis legislation in January 2022, following a successful ballot initiative and subsequent invalidation on technical grounds by the Mississippi State Supreme Court.

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

In recent years, certain temporary federal legislative enactments that protect the Medical-Use Cannabis and industry have also been in effect. For instance, cannabis businesses that are in strict compliance with state law receive a measure of protection from federal prosecution by operation of a temporary appropriations measures that has been enacted into law as an amendment (or “rider”) to federal spending bills passed by Congress and signed by Presidents Obama, Trump and Biden. First adopted in the Appropriations Act of 2015, Congress has included in successive budgets since a “rider” that prohibits the DOJ from expending any funds to enforce any law that interferes with a state’s implementation of its own medical cannabis laws. The rider, discussed above, is known as the “Rohrbacher-Blumenauer” Amendment, and now known colloquially as the “Joyce-Amendment” after its most recent sponsors. The rider was renewed on March 15, 2022 through the signing of the FY 2022 omnibus spending bill, which extended the protections of the Amendment through September 30, 2022.

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

However, as noted previously, in October 2022 President Biden directed the Department of Justice and Department of Health & Human Services to conduct a review of the scheduling status of cannabis. It is anticipated that cannabis may be rescheduled or descheduled entirely within the next 12-24 months.

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

In September 2015, the California legislature passed three bills collectively known as the Medical Cannabis Regulation and Safety Act (“ MCRSA”). The MCRSA established a licensing and regulatory framework for Medical-Use Cannabis businesses in California. The system created multiple license types for dispensaries, infused products manufacturers, cultivation facilities, testing laboratories, transportation companies, and distributors. Edible infused product manufacturers would require either volatile solvent or non-volatile solvent manufacturing licenses depending on their specific extraction methodology. Multiple agencies would oversee different aspects of the program and businesses would require a state license and local approval to operate. However, in November 2016, voters in California passed Proposition 64, the Adult Use of Marijuana Act (“AUMA”), creating an Adult-Use Cannabis program for adults 21 years of age or older. In June 2017, the California State Legislature passed Senate Bill No. 94, known as Medicinal and Adult-Use Cannabis Regulation and Safety Act (“MAUCRSA”), which amalgamated MCRSA and AUMA and provided for a set of regulations to govern a medical and adult-use licensing regime for cannabis businesses in the State of California. The four agencies that regulate cannabis at the state level are the Bureau of Cannabis Control (“BCC”), CalCannabis at the California Department of Food and Agriculture (“CalCannabis”), and the Manufactured Cannabis Safety Branch California Department of Public Health (“MCSB”), and California Department of Tax and Fee Administration. MAUCRSA went into effect on January 1, 2018. MAUCRSA was then amended and restated in July 2021 through the annual budget trailer bill process to, among other things, consolidate the three state licensing agencies-BCC, CalCannabis and MCSB-into a single licensing authority known as the Department of Cannabis Control (“DCC”). Subsequent to the agency consolidation, the newly formed DCC consolidated the three separate sets of BCC, CalCannabis, and MCSB regulations into a single set of state regulations, which regulations went into effect as of September 27, 2021.

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

In March 2022, the state of California issued notable new regulations pertaining to cannabis delivery. First, the state increased the total value of cannabis goods delivery employees can carry in their vehicle from $5,000 to $10,000. Second, for purposes of this limit, the state removed any distinction between “ordered” and “unordered” product. These changes will afford cannabis delivery operators considerably more flexibility, allowing them to carry a broader array of products and serve a larger geographic area. These regulations are proposed to take effect in November 2022.

California Cannabis Cultivation Tax

As of July 1st, 2022, California has eliminated its cannabis cultivation tax. Prior to this, cannabis cultivated in California was subject to a $161/pound tax. In practice, this tax amounted to 30% or more of the wholesale price of cannabis. The elimination of the cannabis cultivation tax may make legal cannabis more competitive with California’s robust illicit cannabis market.

Laws Applicable to Financial Services for Regulated Cannabis Industry

All banks are subject to federal law, whether the bank is a national bank or state-chartered bank. At a minimum, most banks maintain federal deposit insurance which requires adherence to federal law. Violation of federal law could subject a bank to loss of its charter. Financial transactions involving proceeds generated by cannabis-related conduct can form the basis for prosecution under the federal money laundering statutes, unlicensed money transmitter statutes and the Currency and Foreign Transactions Reporting Act of 1970 (31 U.S.C. § 5311 et seq) (commonly known as the “Bank Secrecy Act”). For example, under the Bank Secrecy Act, banks must report to the federal government any suspected illegal activity, which would include any transaction associated with a Regulated Cannabis-related business. These reports must be filed even though the business is operating in compliance with applicable state and local laws. Therefore, financial institutions that conduct transactions with money generated by Regulated Cannabis-related conduct could face criminal liability under the Bank Secrecy Act for, among other things, failing to identify or report financial transactions that involve the proceeds of cannabis-related violations of the CSA.

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

Ongoing Compliance

Overview

The Company is subject to the general licensing and regulatory framework in California set out under the heading “United States Regulatory Environment - California”. The Company has developed a compliance program designed to achieve its strategic business goals while protecting the organization and operations. The Company’s compliance program integrates external regulations with internal rules and procedures to effectively lay out expectations for employee duties and behaviors; this aligns the goals of its employees with those of the Company and helps the Company’s operations run smoothly. The Company focuses on upholding policies and procedures that ensure the organization and its employees comply with applicable laws and regulations.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Based on an evaluation as of September 30, 2022, our management, including the Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were not effective to provide reasonable assurance because of a material weakness in our internal control over financial reporting described below.

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

Remediation Activities

We are working to remediate the material weakness and are taking steps to strengthen our internal control over financial reporting through the continued hiring of additional appropriately skilled finance and accounting personnel with the requisite technical knowledge and skills. With the additional skilled personnel, we are taking appropriate and reasonable steps to remediate this material weakness through the implementation of appropriate segregation of duties, formalization of accounting policies and controls and retention of appropriate expertise for complex accounting transactions. During the second quarter of 2022, we restructured the responsibilities of several members our senior finance team to help improve our financial reporting. During the third quarter of 2022, we added additional resources. We believe the internal finance department responsibility re-allocation, additional resources and recent divestment of the bulk wholesale business will over time improve our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of the Company, the Company is not a party to any material legal proceedings nor, to the Company’s knowledge, are any such proceedings contemplated by or against the Company.

Item 1A. Risk Factors.

Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

		Incorporated by Reference From
Exhibit No.	Title of Document	Form	Date Filed	Exhibit Number	Filed Herewith

2.1*	Definitive Transaction Agreement, dated November 24, 2020 by and among Subversive Capital Acquisition Corp., Caliva, TPCO CMG Merger Sub, Inc. and GRHP Management. LLC. as shareholders’ representative for Caliva’s shareholders	10-12G	9/30/2021	2.1	X
2.2*	Definitive Agreement. dated November 24. 2020 by and among Subversive Capital Acquisition Corp.. Left Coast Ventures. Inc.. TPCO LCV Merger Sub Inc. and Shareholder Representative Services LLC. as shareholders’ representative for LCV’s shareholders	10-12G	9/30/2021	2.2
2.3*	Agreement and Plan of Merger dated November 24. 2020 by and among Left Coast Ventures. Inc.. LCV Holdings 710. LLC. SISU Extraction. LLC and John Figueiredo	10-12G	9/30/2021	2.3
2.4*	Acquisition Agreement. dated November 24. 2020 among Subversive Capital Acquisition Corp.. Caliva. OG Enterprises. SC Branding. LLC and SC Vessel 1. LLC	10-12G	9/30/2021	2.4
2.5*†	Unit Purchase Agreement. dated as of October 1. 2021, by and among Coast L Acquisition Corp.. TPCO Holding Corp. the Members of Coastal Holding Company, LLC. Identified on the Signature Pages Thereto. Julian Michalowski, as Equityholders’ Representative and Coastal Holding Company, LLC.	10-12G/A	10/27/2021	2.5
2.6	First Amendment to Unit Purchase Agreement, dated as of March 4, 2022, by and among Coastal Holding Company LLC, TPCO Holding Corp and Julian Michalowski, as Equityholders’ Representative and Coastal Holding Company, LLC.	—	—	—	X
2.7	Second Amendment to Unit Purchase Agreement, dated as of September 29, 2022, by and among Coastal Holding Company, LLC, TPCO Holding Corp. and Julian Michalowski, as Equityholders’ Representative and Coastal Holding Company, LLC	—	—	—	X
3.1	Notice of Articles of Subversive Capital Acquisition Corp.. dated July 15, 2019	10-12G	9/30/2021	3.1
3.2	Articles of Subversive Capital Acquisition Corp., dated July 15, 2019	10-12G/A	10/01/2021	3.2
3.3	Certificate of Change of Name. dated January 15, 2021 by Subversive Capital Acquisition Corp.	10-12G	9/30/2021	3.3
4.1	Specimen Common Share Certificate	10-12G	9/30/2021	4.1
4.2	Warrant Agency Agreement between the Company and Odyssey Trust Company dated July 16, 2019	10-12G	9/30/2021	4.2
31.1	Section 302 Certification of Principal Executive Officer	—	—	—	x
31.2	Section 302 Certification of Principal Financial Officer	—	—	—	x
32.1	Section 1350 Certification of Principal Executive Officer	—	—	—	x
32.2	Section 1350 Certification of Principal Financial Officer	—	—	—	x
101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	x
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	x
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	x

Incorporated by Reference From
Exhibit No.	Title of Document	Form	Date Filed	Exhibit Number	Filed Herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	x
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	—	—	—	x

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

TPCO HOLDING CORP.

Date: November 14, 2022	By:	s/ Troy Datcher
Troy Datcher
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Mike Batesole
Mike Batesole Chief
Financial Officer (Principal Financial Officer)

