Form 10-K
period 2022-12-31
TPCO Holding Corp.
filed 2023-04-03
CIK 1876945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________

FORM 10-K

___________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 0-56348

_______________________________

TPCO HOLDING CORP.
(Exact name of registrant as specified in its charter)

_______________________________

British Columbia, Canada	98-1566338
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1550 Leigh Avenue San Jose, California	95125
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (669) 279-5390

_____________________________

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Shares, no par value

(Title of Class)

Share Purchase Warrants

(Title of Class)

_____________________________

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b).☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $50,888,333 as of June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter), based on the closing sale price of the common shares on the NEO Exchange on that date.

As of March 31, 2023, there were 118,827,323 common shares of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this annual report on Form 10-K incorporates certain information by reference from the registrant’s definitive proxy statement with respect to its 2022 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the registrant’s fiscal year.

Unless otherwise noted or the context indicates otherwise, in this Annual Report on Form 10-K (this “Annual Report”) the “Company”, “TPCO,” “The Parent Company”, “we”, “us” and “our” refer to TPCO Holding Corp. and its subsidiaries to which it is a party.

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

i

PART I

FORWARD LOOKING INFORMATION

This Annual Report contains certain information that may constitute forward-looking information and forward-looking statements (collectively, “Forward- Looking Statements”) which are based upon the Company’s current internal expectations, estimates, projections, assumptions and beliefs. Such statements can be identified by the use of forward-looking terminology such as “expect”, “likely”, “may”, “will”, “should”, “intend”, “anticipate”, “potential”, “proposed”, “estimate” and other similar words, including negative and grammatical variations thereof, or statements that certain events or conditions “may” or “will” happen, or by discussions of strategy. Forward-Looking Statements include estimates, plans, expectations, opinions, forecasts, projections, targets, guidance, or other statements that are not statements of fact. Forward-Looking Statements in this Annual Report include, but are not limited to, statements with respect to:

•	the performance of the Company’s business and operations;
•	the Company’s ability to complete its proposed business combination with Gold Flora, LLC
•	the Company’s expectations regarding revenues, expenses and anticipated cash needs;
•	the Company’s ability to complete future strategic alliances and the expected impact thereof;
•

the Company’s ability to source investment opportunities and complete future acquisitions, including in respect of entities in the United States, the ability to finance such acquisitions, and the expected impact thereof;

•

the expected future business strategy, competitive strengths, goals, expansion and growth of the Company’s business, including operations and plans, new revenue streams and cultivation and licensing assets;

•	the implementation and effectiveness of the Company’s distribution platform;
•	expectations with respect to future production costs;
•	the expected methods to be used by the Company to distribute cannabis;
•	the competitive conditions of the industry;
•	laws and regulations and any amendments thereto applicable to the business and the impact thereof;
•	the competitive advantages and business strategies of the Company;
•	the application for additional licenses and the grant of licenses or renewals of existing licenses that have been applied for;
•	the medical benefits, viability, safety, efficacy, dosing and social acceptance of cannabis;
•	the Company’s future product offerings;
•	the anticipated future gross margins of the Company’s operations;
•	the Company’s ability to source and operate facilities in the United States;
•	expansion into additional U.S. and international markets;
•	expectations of market size and growth in the United States and the states in which the Company operates or contemplates future operations;
•	expectations for regulatory and/or competitive factors related to the cannabis industry generally; and
•	general economic trends.

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

Forward-Looking Statements contained in this Annual Report reflect management’s current beliefs, expectations and assumptions and are based on information currently available to management, management’s historical experience, perception of trends and current business conditions, expected future developments and other factors which management considers appropriate. With respect to the Forward-Looking Statements contained in this Annual Report, the Company has made assumptions regarding, among other things: (i) its ability to generate cash flows from operations and obtain necessary financing on acceptable terms; (ii) general economic, financial market, regulatory and political conditions in which the Company operates; (iii) the output from the Company’s operations; (iv) consumer interest in the Company’s products; (v) competition; (vi) anticipated and unanticipated costs; (vii) government regulation of the Company’s activities and products and in the areas of taxation and environmental protection; (viii) the timely receipt of any required regulatory approvals; (ix) the Company’s ability to obtain qualified staff, equipment and services in a timely and cost efficient manner; (x) the Company’s ability to conduct operations in a safe, efficient and effective manner; (xi) the Company’s ability to meet its future objectives and priorities; (xii) the Company’s access to adequate capital to fund its future projects and plans; (xiii) the Company’s ability to execute on its future projects and plans as anticipated; (xiv) industry growth rates; and (xv) currency exchange and interest rates.

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

ITEM 1. BUSINESS.

CORPORATE STRUCTURE

Name, Address and Incorporation

The Company was incorporated under the Business Corporations Act (British Columbia) (the “BCBCA”) on June 17, 2019 under the name Subversive Capital Acquisition Corp. (“SCAC”) as a special purpose acquisition corporation for the purpose of effecting an acquisition of one or more businesses or assets, by way of a merger, amalgamation, arrangement, share exchange, asset acquisition, share purchase, reorganization or any other similar business combination. On July 15, 2019, SCAC amended its notice of articles and articles (the “Articles”) to increase the authorized capital to create an unlimited number of Class A restricted voting shares, an unlimited number of common shares and an unlimited number of proportionate voting shares.

On November 24, 2020, the Company announced that it had entered into definitive transaction agreements to acquire all of the equity of each of CMG Partners, Inc. (“Caliva”) and Left Coast Ventures, Inc. (“LCV”). The acquisition of Caliva and LCV constituted the Company’s qualifying transaction (the “Qualifying Transaction”). The Qualifying Transaction was completed on January 15, 2021, at which point each of Caliva and LCV became wholly-owned subsidiaries of the Company. In connection with the closing of the Qualifying Transaction, the Company amended its Articles to change its name to “TPCO Holding Corp.” Concurrent with the completion of the Qualifying Transaction, LCV acquired SISU Extraction, LLC (“SISU”) pursuant to an agreement and plan of merger dated November 24, 2020.

The Company’s head office is located at 1550 Leigh Avenue, San Jose, CA 95125 and the registered office is located at 595 Burrard Street, Suite 2600, Three Bentall Centre, Vancouver, BC, V7X 1L3, Canada.

The Company’s common shares (“Common Shares”) and share purchase warrants (“Warrants”) are listed on the Neo Exchange Inc. (the “Exchange”) under the trading symbols “GRAM.U” and “GRAM.WT.U”, respectively. The Common Shares and Warrants also trade over the counter in the United States on the OTCQX Best Market tier of the electronic over-the-counter marketplace operated by OTC Markets Group Inc. under the trading symbols “GRAMF” and “GRMWF”, respectively.

Intercorporate Relationships

The following chart illustrates certain of the Company’s subsidiaries, including their respective jurisdictions of incorporation and the percentage of voting securities of each that are beneficially owned, controlled or directed by the Company. Because the Company is a holding company with no operations of its own, it is wholly dependent on the operations of its subsidiaries to fund its operations. See “Item 1A. Risk Factors-Risks Relating to the Company’s Business Structure-The Company is a holding company.”

Notes:

(1) Other than these subsidiaries, no other subsidiary of the Company has total assets that exceed 10% of the consolidated assets of the Company or revenue that exceeds 10% of the consolidated revenue of the Company or is otherwise considered a “significant subsidiary” within the meaning of Item 1-02(w) of Regulation S-X.

PROPOSED BUSINESS COMBINATION WITH GOLD FLORA, LLC

On February 21, 2023, the Company, Gold Flora, LLC, a California limited liability company (“Gold Flora”), Stately Capital Corporation, a British Columbia corporation and a principal unitholder of Gold Flora (“Stately”), Gold Flora Corporation, a British Columbia corporation (“Newco”) and Golden Grizzly Bear LLC, a California limited liability company (“Merger Sub”) entered into a business combination agreement (the “Business Combination Agreement”), pursuant to which Gold Flora and TPCO will combine by way of a plan of arrangement (the “Plan of Arrangement”) under the Business Corporations Act (British Columbia) and a plan of merger (the “Plan of Merger”) pursuant to the provisions of the California Revised Uniform Limited Liability Company Act, as amended (the “Business Combination”). Following the Business Combination, Newco will manage and hold the combined business of TPCO and Gold Flora and will, directly and indirectly, own all of the issued and outstanding TPCO Common Shares and all of the issued and outstanding membership units in the capital of Gold Flora (the “Gold Flora Units”).

In connection with the Business Combination, Newco will redomicile to the United Stated as a Delaware corporation pursuant to Section 388 of the Delaware General Corporation Law and will operate as Gold Flora Corporation. Newco will remain a reporting issuer in Canada and the United States and, subject to receipt of all requisite stock exchange approvals, it is expected that the shares of common stock of Newco (“Newco Shares”) will be listed on the NEO Exchange Inc. and on the OTCQX Best Market tier of the electronic over-the-counter marketplace operated by OTC Markets Group Inc.

Consideration

Subject to the terms and conditions set forth in the Business Combination Agreement, the Plan of Arrangement and the Plan of Merger, holders of TPCO Common Shares will receive one Newco Share for each TPCO Share held (the “TPCO Exchange Ratio”) and holders of Gold Flora Units will receive 1.5233 Newco Shares for each Gold Flora Unit held (the “Gold Flora Exchange Ratio”). The Business Combination values Gold Flora at $1.50 per Gold Flora Unit and TPCO as $0.9847 per TPCO Share. Following the completion of the Business Combination, current holders of TPCO Common Shares will hold approximately 49% of Newco and current holders of Gold Flora Units will hold approximately 51% of Newco.

Upon the Business Combination, all TPCO equity awards granted under TPCO’s equity incentive plan or otherwise that are outstanding immediately prior to the Business Combination will be exchanged for replacement equity awards in Newco such that, upon exercise (with respect to TPCO options and warrants) or vesting (with respect to TPCO performance share units or restricted share units), as applicable, the holder of such award will be entitled to receive Newco Shares, with the number of shares underlying such award and, in the case of TPCO options and warrants, the exercise price of such award adjusted based on the TCPO Exchange Ratio.

Each of the warrants to acquire Gold Flora Units that are outstanding immediately prior to the Business Combination will be exercisable, in accordance with the terms of such warrants, for the number of Newco Shares that the holder of such warrants would have been entitled to receive as a result of the transactions contemplated by the Business Combination if, immediately prior to the Business Combination, such holder had been the registered holder of the number of Gold Flora Units to which such holder would have been entitled if such holder had exercised such holder's warrants immediately prior to the completion of the Business Combination. Additionally, immediately prior to the Business Combination, certain debentures issued by Gold Flora that are outstanding immediately prior to the Business Combination will be converted, in accordance with the terms of such debentures, into Gold Flora Units and exchanged for Newco Shares in connection with the Business Combination. Separately, other debentures issued by Gold Flora that are outstanding immediately prior to the Business Combination will be amended such that, among other things, such debentures will not be converted into Gold Flora Units upon completion of the Business Combination and will continue as an obligation of Newco following the Business Combination and be convertible into Newco Shares in accordance with their terms.

Conditions to the Business Combination

The Business Combination Agreement contains a number of conditions to the completion of the Business Combination, including: (i) the approval of the Business Combination at an annual and special meeting to be held to approve the Business Combination (the “TPCO Meeting”) by holders of TPCO Common Shares (the “TPCO Shareholders”) holding at least 66 2/3% of the votes cast on the resolution approving the Business Combination (voting as a single class present in person or represented by proxy and entitled to vote at the TPCO Meeting); (ii) the approval of the Business Combination at a meeting of holders of Gold Flora Units holding at least a majority of the votes cast by each class of membership units on the resolution approving the Business Combination; and (iii) the approval of the Business Combination at a special meeting to be held to approve the Business Combination (the “Stately Meeting”) by holders of the common shares (“Stately Shares”) of Stately (the “Stately Shareholders”) holding at least 66 2/3% of the votes cast on the resolution approving the Business Combination (voting as a single class present in person or represented by proxy and entitled to vote at the Stately Meeting).

It is a condition to closing in favor of Gold Flora that no more than holders of 6% of the outstanding TPCO Common Shares shall have exercised dissent rights with respect to the Business Combination (unless such dissent rights have been subsequently withdrawn prior to the effective date of the Business Combination (the “Effective Date”). Similarly, it is a condition to closing in favor of TPCO that holders of (i) no more than 6% of the outstanding Gold Flora Units, and (ii) no more than 6% of the Stately Shares shall have exercised dissent rights with respect to the Business Combination that have not been withdrawn as of the Effective Date.

In addition, the Business Combination is subject to the approval of the Supreme Court of British Columbia at a hearing of the terms and conditions of the Business Combination, the approval of the listing of the Newco Shares on the Neo Exchange Inc. and the expiration, waiver or termination of any applicable waiting periods and any extensions thereof under the United States Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

Certain Other Terms of the Business Combination Agreement

The Business Combination Agreement includes customary representations and warranties of TPCO, Gold Flora, Stately, Newco and Merger Sub and each party has agreed to customary covenants, including, among others, covenants relating to the conduct of each party's business during the interim period between the date of the Business Combination Agreement and consummation of the Business Combination.

The Business Combination Agreement provides for customary non-solicitation covenants, subject to the right of the board of directors of TPCO (the “Company Board”) to consider an acquisition proposal and a right to change their recommendation and accept a superior proposal and the right of Gold Flora to match any such proposal within five business days. The Business Combination Agreement may be terminated by the mutual written agreement of TPCO and Gold Flora and by either party in certain circumstances as more particularly set forth in the Business Combination Agreement.

The Business Combination Agreement also provides for the payment by Gold Flora to TPCO of a termination fee in the amount of $4,000,000 if the Business Combination Agreement is terminated in certain specified circumstances, including, among other things, in the event the Business Combination Agreement is terminated (i) for breach by Gold Flora of its non-solicitation obligations if (x) prior to the date of termination, an acquisition proposal meeting certain requirements has been publicly announced or otherwise communicated to Gold Flora, and (y) within 12 months of the date of such termination, the acquisition proposal transaction is completed by Gold Flora, and (ii) for failure of Gold Flora to secure approval of the requisite majority of the holders of the Gold Flora Units on or before 15 days following receipt of the interim order of the Supreme Court of British Columbia. Similarly, the Business Combination Agreement also provides for the payment by TPCO to Gold Flora of a termination fee in the amount of $4,000,000 if the Business Combination Agreement is terminated in certain specified circumstances, including, among other things, in the event the Business Combination Agreement is terminated (i) for either a breach by TPCO of its non-solicitation obligations, failure by TPCO to secure the approval of the requisite majority of the TPCO Shareholders, or the outside date for completion of the Business Combination having passed if, in each case, (x) prior to the date of termination, an acquisition proposal meeting certain requirements has been publicly announced or otherwise communicated to TPCO, and (y) within 12 months of the date of such termination, the acquisition proposal transaction is completed by TPCO, and (ii) if the Business Combination Agreement is terminated in the event TPCO accepts a superior proposal or the Company Board changes its recommendation to vote in favor of the Business Combination. Additionally, a termination fee of $4,000,000 shall be payable to either Gold Flora or TPCO in the event each of the condition precedents to the Business Combination have been satisfied or waived prior to the October 31, 2023 and the other party refuses to consummate the transactions contemplated by the Business Combination Agreement. In addition, TPCO is entitled to an expense reimbursement not to exceed $2 million in the event that the transaction is terminated by TPCO due to the occurrence of certain prescribed events.

Upon completion of the Business Combination, it is anticipated that Troy Datcher will be named Chairman of the Board and that Laurie Holcomb, the Chief Executive Officer of Gold Flora, will be named Chief Executive Officer of Newco. The board of directors of Newco will be comprised of three nominees of TPCO, including Troy Datcher as chair, and four nominees of Gold Flora, including Laurie Holcomb.

The Company Board has unanimously determined, with interested directors abstaining and after receiving financial and legal advice and following the receipt of a unanimous recommendation of a special committee of independent directors (the “Special Committee”), that the Business Combination Agreement is in the best interest of the Company, and that, on the basis of the fairness opinions received, that the consideration to be received by the Company shareholders pursuant to the Business Combination Agreement is fair, from a financial point of view, to such shareholders. Each of the Company Board and the Special Committee received a fairness opinion from Hyperion Capital Inc. to the effect that, as of the date of such opinion, and based upon and subject to the assumptions, limitations, and qualifications set forth therein, that the consideration to be received by the Company shareholders pursuant to the Business Combination Agreement is fair, from a financial point of view, to such shareholders. Each of the Company Board and the Special Committee also received an independent fairness opinion from INFOR Financial Inc. to the effect that, as of the date of such opinion, and based upon and subject to the assumptions, limitations, and qualifications set forth therein, that the consideration to be received by the Company shareholders pursuant to the Business Combination Agreement is fair, from a financial point of view, to such shareholders.

The manager of Gold Flora received a fairness opinion from Clarus Securities Inc. to the effect that, as of the date of such opinion, and based upon and subject to the assumptions, limitations, and qualifications set forth therein, the consideration to be received by Gold Flora pursuant to the Business Combination Agreement is fair, from a financial point of view, to the Gold Flora membership unitholders and convertible debenture holders.

The foregoing description of the Business Combination Agreement is not intended to be complete and is qualified in its entirety by reference to the full text of the Business Combination Agreement, which is filed as Exhibit 2.1 to this Current Report on Form 8-K (“Current Report”) and is incorporated herein by reference.

Shareholder Support Agreements

In connection with the Business Combination Agreement, Gold Flora has entered into voting and support agreements with the directors and certain officers of TPCO holding in the aggregate approximately 11.0% of the issued and outstanding TPCO Common Shares, pursuant to which these parties have agreed, subject to certain rights of withdrawal, to vote in favor of the Business Combination and, subject to exceptions, not to dispose of their TPCO Common Shares for a specified period of time following the Business Combination (the “TPCO Support Agreements”).

TPCO has entered into voting and support agreements with certain holders of Gold Flora Units holding an aggregate of 75.9% of the issued and outstanding Gold Flora Units, pursuant to which these parties have agreed, subject to certain rights of withdrawal, to vote in favor of the Business Combination and, subject to certain exceptions, not to dispose of their Gold Flora Units for a specified period of time following the Business Combination (the “Gold Flora Support Agreements”). TPCO has also entered into voting and support agreements with certain Stately Shareholders holding an aggregate of approximately 30% of the issued and outstanding Stately Shares, pursuant to which these parties have agreed, subject to certain rights of withdrawal, to vote in favor of the Business Combination (the “Stately Support Agreements”). Stately has also agreed to use its commercially reasonable efforts to obtain Stately Support Agreements from additional Stately Shareholders, for an aggregate target of not less than 50% of outstanding Stately Shares being subject to the provisions of Stately Support Agreements.

Working Capital Facility Agreement

In connection with the Business Combination, TPCO US Holding LLC, a direct and wholly-owned subsidiary of TPCO (the “Lender”), and Gold Flora entered into a working capital facility agreement, pursuant to which the Lender has agreed to advance to Gold Flora in a principal amount of up to $5,000,000, which shall bear interest at a rate of 10% per annum, and shall be secured by certain assets of Gold Flora. The outstanding balance of the loan will become due and payable if the Business Combination Agreement is terminated, subject to certain conditions.

GENERAL DEVELOPMENT OF THE BUSINESS OF EACH OF THE COMPANY, CALIVA, LCV AND SISU

Corporate History

The Company was incorporated under the Business Corporations Act (British Columbia) (the “BCBCA”) on June 17, 2019 under the name Subversive Capital Acquisition Corp. (“SCAC”) as a special purpose acquisition corporation for the purpose of effecting an acquisition of one or more businesses or assets, by way of a merger, amalgamation, arrangement, share exchange, asset acquisition, share purchase, reorganization or any other similar business combination.

On November 24, 2020, the Company announced that it had entered into definitive transaction agreements to acquire all of the equity of each of CMG Partners, Inc. (“Caliva”) and Left Coast Ventures, Inc. (“LCV”). The acquisition of Caliva and LCV constituted our qualifying transaction (the “Qualifying Transaction”). The Qualifying Transaction was completed on January 15, 2021, at which point each of Caliva and LCV became wholly-owned subsidiaries of the Company. In connection with the closing of the Qualifying Transaction, the Articles were amended to change the company name to “TPCO Holding Corp.”

Concurrent with the completion of the Qualifying Transaction, LCV acquired SISU Extraction, LLC (“SISU”) pursuant to an agreement and plan of merger dated November 24, 2020. As discussed below, SISU was sold on October 31, 2022.

On January 19, 2021, the Company acquired all of the outstanding equity interests of OG Enterprises Branding, Inc. (“OGE”) not held by the Company and Caliva pursuant to an agreement among us, Caliva, OGE, SC Branding, LLC (“SC Branding”) and SC Vessel 1, LLC dated November 24, 2020 (the “OGE Agreement”).

General Development of the Businesses

The Parent Company

Initial Public Offering

On July 16, 2019, we closed our initial public offering of 57,500,000 of our Class A restricted voting units (the “Class A Restricted Voting Units”), including the exercise of the over-allotment option, at a price of $10.00 per Class A Restricted Voting Unit for gross proceeds of $575,000,000 (the “IPO”). Each Class A Restricted Voting Unit consisted of one of our Class A restricted voting share (a “Class A Restricted Voting Share”) and one-half of a Warrant. The Class A Restricted Voting Units commenced trading on the Exchange on July 16, 2019 and traded until August 23, 2019. Effective August 26, 2019, the Class A Restricted Voting Units separated. Upon separation, the Class A Restricted Voting Shares and Warrants underlying the Class A Restricted Voting Units commenced trading separately on the Exchange. The gross proceeds of the IPO were placed in an escrow account (the “Escrow Account”) with Olympia Trust Company (the “Escrow Agent”) and released upon consummation of the Qualifying Transaction in accordance with the terms of the escrow agreement.

Prior to July 16, 2019, Subversive Capital Sponsor LLC (the “Sponsor”) and four of our then directors, Jay Tucker, Adam Rothstein, Ethan Devine and Mussadiq Lakhani (collectively with the Sponsor, the “Founders”), purchased an aggregate of 14,543,750 of our Class B shares (“Class B Shares”) (such Class B Shares issued to the Founders referred to as the “Founders’ Shares”), for an aggregate price of $25,000, or approximately $0.0017 per Founder’s Share. In addition, concurrent with closing of the IPO, the Sponsor purchased 6,750,000 Warrants (the “Sponsor’s Warrants”) at an offering price of $1.00 per Sponsor’s Warrant (for an aggregate purchase price of $6,750,000) and 675,000 of our Class B units (“Class B Units”) (each consisting of one Class B Share and one-half of a Warrant) for a purchase price of $10.00 per Class B Unit (for an aggregate purchase price of $6,750,000), resulting in aggregate proceeds of approximately $13,500,000 to us.

The IPO was undertaken by us pursuant to the terms of an underwriting agreement (the “Underwriting Agreement”) dated July 10, 2019 among us, the Sponsor and Canaccord Genuity Corp. (the “Underwriter”). Pursuant to the Underwriting Agreement, we paid $11,500,000 to the Underwriter on the closing of the IPO, being part of the Underwriter’s fee. The balance of the Underwriter’s fee, being $20,125,000, was deferred and paid to the Underwriter upon the closing of the Qualifying Transaction from the funds held in the escrow account.

Qualifying Transaction

On January 15, 2021, we completed our Qualifying Transaction comprised of (i) the acquisition of all of the equity of Caliva pursuant to a definitive transaction agreement by and among us, Caliva, TPCO CMG Merger Sub, Inc. and GRHP Management, LLC (“GRHP”), as shareholders’ representative for Caliva’s shareholders (the “Caliva Agreement”); and (ii) the acquisition of all of the equity of LCV pursuant to a definitive agreement by and among us, LCV, TPCO LCV Merger Sub Inc. and Shareholder Representative Services LLC, as shareholders’ representative for LCV’s shareholders (the “LCV Agreement”).

Pursuant to our Articles, upon closing of the Qualifying Transaction (i) all of our outstanding Class A Restricted Voting Shares not submitted for redemption were converted into Common Shares on a one for one basis, and (ii) all of our outstanding Class B Shares were converted into Common Shares on a one for one basis. Additionally, in connection with the closing of the Qualifying Transaction, the outstanding Warrants now represent a share purchase warrant to acquire a Common Share. Trading in the Common Shares and the Warrants commenced on the Exchange under the symbols “GRAM” and “GRAM.WT.U”, respectively, on January 15, 2021.

Pursuant to the terms of the Caliva Agreement, we directly purchased each share of capital stock of Caliva owned by its Canadian shareholders and, immediately thereafter, Caliva merged with and into a newly-formed wholly-owned Delaware subsidiary of the Company, with Caliva continuing as the surviving entity and becoming one of our wholly-owned subsidiaries.

In connection with the closing, Caliva shareholders received a number of Common Shares which was determined by dividing value of approximately $282,900,000 (subject to certain adjustments and holdbacks) by the agreed upon share price of $10.00 per Common Share (the “Initial Caliva Share Consideration”), subject to exceptions for certain U.S. persons that received consideration in cash. In addition, Caliva shareholders received a contingent right for up to approximately 17,400,000 additional Common Shares (the “Caliva Earnout Shares”) in the event the 20-day volume weighted average trading price (“VWAP”) of the Common Shares reaches $13.00, $17.00 and $21.00 within three years of the closing of the Qualifying Transaction (the “Trading Price Measurement Period”) with one-third of such 17,400,000 Common Shares issuable upon the achievement of each price threshold, respectively. Notwithstanding the foregoing, if during the Trading Price Measurement Period there is a “change in control,” as such term is defined the Caliva Agreement, the persons who were shareholders of Caliva immediately prior to the Qualifying Transaction will be entitled to all of the previously unpaid Caliva Earnout Shares.

Pursuant to the terms of the LCV Agreement, on closing a newly-formed wholly-owned subsidiary of the Company merged with and into LCV, with LCV continuing as the surviving entity and becoming one of our wholly-owned subsidiaries. In connection with the closing, the LCV shareholders received a number of Common Shares which was determined by dividing value of approximately $70,000,000 (subject to certain adjustments and holdbacks) by the agreed upon share price of $10.00 per Common Share (the “Initial LCV Share Consideration” and, together with the Initial Caliva Share Consideration, the “Initial Share Consideration”), subject to exceptions for certain U.S. persons that received consideration in cash. In addition, LCV shareholders received a contingent right for up to approximately 3,900,000 additional Common Shares (the “LCV Earnout Shares” and, together with the Caliva Earnout Shares, the “Earnout Shares”) in the event the 20-day VWAP of the Common Shares reaches $13.00, $17.00 and $21.00 within three years of closing, with one-third of such 3,900,000 Common Shares issuable upon the achievement of each price threshold, respectively. Notwithstanding the foregoing, if during the Trading Price Measurement Period there is a “change in control,” as such term is defined in the LCV Agreement, the persons who were shareholders of LCV immediately prior to the Qualifying Transaction will be entitled to all of the previously unpaid LCV Earnout Shares.

Concurrent with the completion of the Qualifying Transaction, LCV acquired SISU Extraction, LLC (“SISU”) pursuant to an agreement and plan of merger dated November 24, 2020 (the “SISU Agreement”). Pursuant to the terms of the SISU Agreement, the transaction was structured as a merger of a newly-formed wholly-owned subsidiary of LCV with and into SISU, with SISU continuing as the surviving entity. Under the terms of the SISU Agreement, upon closing the SISU members received (i) a number of Common Shares which was determined by dividing value of approximately $66,000,000 (subject to certain adjustments and holdback, the “SISU Consideration”) by the agreed upon share price of $10.00 per Common Share, subject to exceptions for certain U.S. persons that received consideration in cash and (ii) approximately $15,000,000 in cash (subject to certain adjustments).

In connection with the completion of the Qualifying Transaction, we amended our Articles to change our name to “TPCO Holding Corp.”, and we do business as “The Parent Company”.

Private Placement

On November 24, 2020, we announced that we had received executed subscription agreements in respect of private placement commitments for approximately $25,087,000 of non-voting shares (“Non-Voting Shares”) and subscription receipts (“Subscription Receipts”) of SCAC Capital Acquisition Inc., a wholly-owned subsidiary of SCAC, at a price of $10.00 per Non-Voting Share or Subscription Receipt (the “Private Placement”). On January 8, 2021, we announced the upsize of the Private Placement resulting in aggregate commitments of approximately $63,000,000 in Subscription Receipts and Non-Voting Shares.

Upon closing of the Qualifying Transaction, investors in the Private Placement received one Common Share in respect of each Subscription Receipt or Non-Voting Share purchased under the Private Placement. Certain purchasers under the Private Placement also received, for no additional consideration, in aggregate approximately 466,000 Common Shares from the Sponsor upon closing of the Qualifying Transaction in consideration of their purchase of the Subscription Receipts. The proceeds from the Private Placement were used in connection with the Qualifying Transaction and to fund our growth following closing of the Qualifying Transaction.

OG Enterprises Branding Transaction

On January 19, 2021, we acquired all of the outstanding equity interests of OG Enterprises Branding, Inc. (“OGE”) not held by us and Caliva pursuant to an agreement among us, Caliva, OGE, SC Branding and SC Vessel 1, LLC dated November 24, 2020 (the “OGE Agreement”). Upon closing, OGE merged with and into Caliva, with Caliva continuing as the surviving entity. Pursuant to the terms of the OGE Agreement, upon closing SC Vessel 1, LLC received 3,000,000 Common Shares and the contingent right to receive up to an additional 1,000,000 Common Shares (the “OGE Earnout Shares”) post-closing in the event the VWAP of the Common Shares reaches $13.00, $17.00 and $21.00 within three years of closing (the “OGE Trading Measurement Period”), with one-third of such 1,000,000 Common Shares issuable upon the achievement of each price threshold, respectively. Notwithstanding the foregoing, if during the OGE Trading Price Measurement Period there is a “change in control,” as such term is defined the OGE Agreement, SC Vessel 1, LLC will be entitled to all of the previously unpaid OGE Earnout Shares. SC Vessel 1, LLC also entered into a lock-up agreement upon closing restricting sales of Common Shares for six months after the closing.

Brand Strategy Agreement

On November 24, 2020, concurrently with entering into the Caliva Agreement, LCV Agreement and OGE Agreement, we also entered into a brand strategy agreement with SC Branding (the “Brand Strategy Agreement”) for the services of Shawn C. Carter p/k/a JAY-Z pursuant to which, during the BSA Term (as defined below), (a) SC Branding granted us the right and license to use JAY-Z’s approved name, image and likeness rights in approved content for the purposes of advertising, promoting, marketing, publicizing and otherwise commercializing our products and brands, (b) JAY-Z served as our Chief Visionary Officer and (c) SC Branding and JAY-Z promoted our brand portfolio and provide the various services specifically described therein, which included certain enhanced obligations with respect to our “MonoGram” brand. The license of rights and services to be provided by SC Branding and JAY-Z were provided to us on an exclusive basis with respect to the market for cannabis and related products and include obligations of SC Branding and JAY-Z to present any business opportunities within the categories of cannabis and related products to us on the terms specifically described therein.

As part of this arrangement, we organized a new social equity fund with a planned $10,000,000 investment and a planned annual contribution of at least 2% of net income from us, which will invest as one of our wholly integrated divisions under management of our employees, with a goal of supporting efforts to dismantle structural racism in corporate America.

The Brand Strategy Agreement (a) became effective as of consummation of the Qualifying Transaction and was to remain in effect for a period of ten years therefrom (the “BSA Term”); provided, that either us or SC Branding had the ability to terminate the Brand Strategy Agreement without any further liability to either party at any time after the date that is six years after the consummation of the Qualifying Transaction and (b) included customary representations and warranties and indemnification obligations of the parties.

Pursuant to the terms of the Brand Strategy Agreement, subject to SC Branding’s and JAY-Z’s compliance therewith, we issued 2,000,000 Common Shares in respect of rights and services provided in the period prior to closing of the Qualifying Transaction and were required to pay SC Branding an aggregate amount of $38,500,000 over the full BSA Term, payable either in cash or, at SC Branding’s election with respect to any individual payment period, Common Shares.

SC Branding had the right to terminate the Brand Strategy Agreement (a) in the event we are involuntarily delisted from the Exchange, (b) in the event our enterprise value and our subsidiaries are less than an agreed upon threshold for a period of ninety (90) days, (c) upon the occurrence of a change in control of the Company (a “BSA Change of Control”) and (d) for certain other customary bases specified therein. In the event that the Brand Strategy Agreement was properly terminated by SC Branding, we were required to pay to SC Branding the amount of the shortfall, if any, between $18,500,000 and any amounts previously paid to SC Branding under the Brand Strategy Agreement. In the event of a BSA Change of Control, SC Branding had the right to purchase the MonoGram brand and all related MonoGram brand assets (the “MonoGram Assets”) for the fair market value thereof. In addition, in the event that we proposed to sell the MonoGram Assets or OGE (our subsidiary that owns the MonoGram Assets) to a third party in a transaction that does not constitute a BSA Change of Control, SC Branding had a right of first refusal with respect to such sale, subject to certain conditions.

Roc Nation Agreement

On November 24, 2020, we entered into a binding heads of terms (the “Roc Binding Heads of Terms”) with ROC Nation LLC (“Roc Nation”), pursuant to which, during the Roc Term (as defined below), (a) we were Roc Nation’s “Official Cannabis Partner,” and (b) Roc Nation provided strategic and promotional services to us and our brands, including the promotion of our brand portfolio and the provision of artist and influencer relationship services, as well as various other services specifically described therein. Roc Nation’s services and obligations under the Roc Binding Heads of Terms were provided to us on an exclusive and non-competition basis with respect to the market for cannabis and related products and included the obligation of Roc Nation to present any business opportunities within the categories of cannabis and related products to us, certain rights of negotiation with respect to Roc Nation’s roster of talent and other rights on the terms specifically described therein.

The Roc Binding Heads of Terms became effective as of consummation of the Qualifying Transaction and was to remain in effect for an initial period of three years therefrom (the “Roc Term”); provided, that following the expiration of the Roc Term, Roc Nation’s exclusivity and non-competition obligations were to continue to remain in effect for a period of six months (the “Roc Tail Period”) during which period the parties could have elected to extend the period of the Roc Binding Heads of Terms upon terms to be mutually agreed.

Pursuant to the terms of the Roc Binding Heads of Terms, we issued to Roc Nation $25,000,000 in Common Shares following consummation of the Qualifying Transaction based on the average of the volume-weighted average prices of the Common Shares for each of the 15 trading days up to and including the last trading day of the effective date of the Roc Agreement and will pay Roc Nation additional consideration of $15,000,000 in Common Shares, payable in quarterly issuances over the second and third years of the Roc Term. The price to be paid for these additional Common Shares will be the average of the volume-weighted average prices of the Common Shares for each of the 15 days in advance of the applicable date of issuance of the Common Shares. However, we shall be not required to pay Roc Nation in Common Shares (and instead shall pay Roc Nation in cash), unless, among other things, the Common Shares may be issued without a vote of Company’s stockholders pursuant to the rules of the trading market on which the Common Shares are listed.

Modifications to Roc Nation Agreement and Brand Strategy Agreements

On December 29, 2022, we and certain of our subsidiaries (Caliva, TPCO-US (as defined below), and NC3 (as defined below)), entered into a Modification Agreement (the “Roc Modification Agreement”), with ROC Nation. In addition, on December 29, 2022 we and certain of our subsidiaries entered into a series of agreements with SC Branding and certain of SC Branding’s affiliates, including (a) a Termination Agreement (the “Termination Agreement”), by and between the Company and SC Branding, (b) a Services Agreement (the “Services Agreement”), by and between the Company and SC Branding, (c) a Brand Transfer Agreement (the “Brand Transfer Agreement”), by and among the Company, Caliva, TPCO US Holding, LLC (“TPCO-US”), and NC3 Systems, Inc. (“NC3”), on the one hand, and SC Branding and Mother Room, LLC (“Mother Room”), on the other hand, and (d) a License Agreement, by and between Mother Room and TPCO-US (the “License Agreement” and together with the Termination Agreement, the Services Agreement, and the Brand Transfer Agreement, the “SC Branding Agreements”).

The Roc Modification Agreement supplants the Roc Binding Heads of Terms. The Roc Modification Agreement, among other things, terminated various ongoing Roc Nation service obligations and eliminated future TPCO equity contributions to Roc Nation pursuant to the Binding Heads of Terms. Furthermore, in connection with the Roc Modification Agreement (i) Roc Nation agreed to surrender to the Company 4,865,939 Common Shares, (ii) Roc Nation and the Company agreed to a three-year plan of collaboration with respect to resolving issues of social equity associated with harms created by the prohibition of cannabis and (iii) Roc Nation undertook to introduce various Roc Nation partners and artists to the Company over a three-year period.

Under the SC Branding Agreements, among other things, (A) the parties terminated the Brand Strategy Agreement, (B) the parties cancelled the Company’s obligation to make all future annual payments pursuant to such Brand Strategy Agreement, (C) the parties created a three-year plan of collaboration with respect to resolving issues of social equity associated with harms created by the prohibition of cannabis, (D) the Company and certain of its subsidiaries transferred all rights to the Monogram brand to Mother Room, and (E) Mother Room granted to TPCO-US a license to use the Monogram brand in connection with the legal cannabis businesses in California for an eight-year term, subject to termination under certain conditions. In addition, pursuant to the Brand Transfer Agreement, SC Branding and certain of its affiliates agreed to surrender to the Company 2,255,300.

Coastal Acquisition

On October 1, 2021, we entered into a Unit Purchase Agreement (as subsequently amended, the “Purchase Agreement”) to acquire 100% equity interest in Coastal Holding Company, LLC (“Coastal Holding”). The closing of the transaction was subject to multiple conditions, including the receipt of municipal approval to transfer licenses at seven locations.

At the time we entered into the Coastal Agreement, we advanced $20,700,000 of cash to Coastal Holding, as well as entered into Management Service Agreements (“Coastal MSAs”) with Coastal Holding and certain of its subsidiaries (collectively “Coastal”). As part of the arrangement, we received 9.5% direct interest in Varda Inc., an operating dispensary, as well as an agreement to acquire the remaining 90.5% for $4,500,000 when approval for the transfer of that entity’s license is received.

The Purchase Agreement and the Coastal MSAs provided us with the power to manage and make decisions that affected the operations of Coastal and Varda Inc., including the management and development of dispensary operations. Pursuant to the Purchase Agreement and Coastal MSAs, we were entitled to a management fee equal to 100% of the revenues generated and were responsible for 100% of the costs and expenses of Coastal. With respect to Varda Inc., we were entitled to 100% of the revenues generated and were responsible for 100% of the costs and expenses, while the non-controlling interest (“NCI”) holder was entitled to 45.25% of any profit distributions.

On November 14, 2022, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among us, Coastal Holding, Coast L Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of the Company (“Buyer”), Coastal MergerSub1, Inc., a California corporation and a wholly owned subsidiary of Buyer (“Merger Sub 1”), Coastal MergerSub2, LLC, a California limited liability company and a wholly owned subsidiary of Buyer (“Merger Sub 2”), Julian Michalowski, as the Equityholders’ Representative, and the other parties thereto. The Purchase Agreement was terminated and superseded by the Merger Agreement, and the Company’s acquisition of Coastal was consummated by the Merger Agreement rather than Purchase Agreement.

Pursuant to the terms of the Merger Agreement, we completed our Acquisition of Coastal Holding on November 14, 2022. Coastal is a retail dispensary license holder and operator founded in Santa Barbara in 2018. Coastal operates six dispensaries located in Santa Barbara, Pasadena, West Los Angeles, Stockton, Concord, and Vallejo, with two additional delivery depots. The total consideration for the acquisition of Coastal was comprised of approximately $28.3 million in cash and 24.9 million Common Shares. Approximately $16.2 million of the cash consideration was previously advanced to Coastal by the Company pursuant to the Purchase Agreement. The Company also advanced $4.5 million in cash in association with Coastal’s option to acquire a dispensary located in Pasadena, California. Of the total cash consideration, approximately $19.2 million was used by Coastal to repay indebtedness and settlement obligations and $9 million was used to acquire the remaining equity of a Coastal dispensary located in Pasadena, California. Transfer of Coastal’s Concord location will occur (with no additional payment by the Company) upon completion of regulatory approvals.

As a result of the Merger, each outstanding membership unit of Coastal Holding held by the former owners of Coastal Holding (the “Sellers”) was converted into the right to receive its pro rata share of a total 24.9 million shares of Buyer common stock (“Buyer Shares”) as specified in the Merger Agreement. Pursuant to an Amended and Restated Exchange Agreement, dated November 14, 2022, among the Company, Buyer and Julian Michalowski, as the representative of the Sellers (the “Exchange Agreement”), the Sellers may exchange their Buyer Shares from time to time for Common Shares on a one share for one share (1:1) basis for no consideration. The Company has reserved 24.9 million Common Shares for issuance upon such exchanges pursuant to the Exchange Agreement.

Caliva

Origins and Expansion

Caliva, one of our predecessors, was formed as Consortium Management Group, LLC (“CMG, LLC”) (a California limited liability company) on February 20, 2015. On August 8, 2017, we undertook a corporate conversion and became a Delaware corporation under the name CMG Partners, Inc. Caliva received our first vertically-integrated license and opened for business in San Jose, California in 2015 under the California Proposition 215 regulatory framework for medical-only Cannabis. Initially, the business consisted of a single retail store, which in November 2016 was named the #1 ranked retail dispensary in the United States by Business Insider, and two initial grow rooms for the cultivation of Cannabis plants. By the end of 2016, with the passage of Proposition 64 in the State of California, which legalized Adult-Use Cannabis within California beginning in 2018, Caliva began rapidly expanding its facilities to encompass the entirety of the Cannabis supply chain, developing a robust vertically-integrated Cannabis business from laboratories and genetics through cultivation, manufacturing, and distribution to consumer retail and delivery. From those first cultivation rooms, Caliva increased grow capacity while adding extraction and refinement capabilities, built manufacturing for proprietary branded products, initiated wholesale sales, distribution and fulfillment teams, and developed proprietary software to offer online access for pick-up and delivery for consumers.

Caliva also began applying for licenses in other jurisdictions within California in anticipation of further growth. This included licenses in Brisbane, Hanford, Bellflower, Chula Vista, Riverside County and Los Angeles County.

Growth and Governance Changes

In 2018, Caliva tripled in revenue and also achieved a number of financial and corporate milestones. To support that growth through both organic and inorganic expansion in the State of California, Caliva raised a Series A initial equity financing of $75,000,000, which was the then-largest initial equity financing for a private U.S. Cannabis company.. Caliva shortly thereafter restructured Caliva’s board of directors to include, among others, Carol Bartz as chairperson and Gregg Johnson (former SVP of Starbucks), in addition to the two seats occupied by Dennis O’Malley and Steve Allan. The proceeds from the initial equity financing were used to further expand Caliva’s vertically-integrated capacity through production capabilities, branded product development, wholesale distribution, consumer fulfillment, and development of strategic partnerships. During the expansion, Caliva partnered with organizations specializing on specific components of the vertical supply chain.

M&A and Partnerships

In 2019, Caliva doubled in revenue, with significant growth coming from strategic partnerships while Caliva continued to pursue both organic growth and inorganic opportunities, including completing its first acquisitions. In 2019, Caliva acquired three licenses to complement its organic license activities, with two in Los Angeles County and the third in the San Francisco Bay Area. Additionally, Caliva acquired a non-Cannabis beverage company, Live Zola, with the goal to convert it, first, into a hemp-infused and, later, a Cannabis-infused leading branded beverage company.

Also in 2019, Caliva established an exclusive Cannabis partnership with JAY-Z that encompassed both a Chief Brand Strategist position within Caliva and a joint venture agreement to produce ultra-premium branded Cannabis products under the brand “MonoGram”.

During this time, Caliva continued to focus on its corporate governance and expanded its board of directors, adding Jeffry Allen (former NetApp Executive VP of Business Operations and board member) as the Audit Committee chair.

Focus on Vertical Integration Strategy

In late 2019 and early 2020, as the Cannabis capital markets experienced a significant decline, Caliva added Al Foreman (managing partner and Chief Investment Officer of Tuatara Capital) to the board of directors and Caliva undertook a Series B equity financing of nearly $75,000,000. Caliva also expanded its line of credit facility to $25,000,000. The additional equity and debt financing was required to finance Caliva’s net comprehensive losses of $28,025,352, $79,836,812 and $49,676,510 respectively for the years ended December 31, 2018, December 31, 2019 and December 31, 2020.

During this time, Caliva embarked on and executed a shift in strategy, prioritizing first party products through first party channels; that is, Caliva proprietary products sold through Caliva channels. Caliva also unwound or terminated certain partnerships that were no longer conducive to its strategy or where such capabilities were taken in-house. In anticipation of these actions, Caliva further built out its vertical supply chain capabilities, including delivery. As a result, Caliva was able to replace revenues generated by partnerships with third parties with Caliva revenues, resulting in improved margins. During the first four months following the termination of its delivery partnership with a third party in 2020, Caliva not only replaced those delivery revenues, but also grew them by over 25% over the prior four month period, while more than doubling Caliva product sales during the same period through its delivery channel.

In the second quarter of 2020, Caliva launched its Deli Greens flower, Caliva Fresh Flower vapes, and its first edible – Deli Nickels gummies. This launch contributed to single-month record sales, achieving over 50% of first party products through Caliva’s first party channels for the first time during the third quarter of 2020.

LCV

LCV, one of our predecessors, was a California-based vertically-integrated Cannabis company with extraction, manufacturing, distribution and product/brand development operations, as well as a significant investment in greenhouse Cannabis cultivation.

LCV was incorporated in Delaware and registered in California on June 22, 2018, with its head office located at 975 Corporate Center Parkway, Suite 120, Santa Rosa, California, 95407, and registered office at 1209 Orange Street, Wilmington, DE 19801. The founders’ immediate goal was to curate and equip a management team to build and operate an umbrella of Cannabis and hemp-derived CBD entities, a task which included identifying and exploiting consolidation and investment opportunities and building operational efficiencies and scalable business models in the most significant Cannabis market in the world. LCV quickly met its initial success metrics through a concentration on middle-of-the-supply chain Cannabis manufacturing, distribution, and brand development and stewardship operations, as well as through its hemp-derived CBD businesses.

At the time we acquired LCV, LCV directly or indirectly owned or was a primary investor in 16 state-issued Cannabis licenses and 1 pending license across 5 fully operational facilities. In addition, LCV owned a fully operational hemp-CBD product manufacturing facility compliant with federal, state, and local laws and regulations at the time of our acquisition.

SISU

SISU was formed under the laws of California in September 2017. SISU is a full-service supply chain solution offering processing of harvested plant material into distillate/oil, and flower sales services to cultivators. SISU also provided wholesale concentrates and flower as well as white labeling services to the largest brands in the state of California. Based in Eureka, California, SISU developed a business model offering cultivators a profit split for distillation services in 2018. On October 31, 2022, we finalized the sale of SISU for $317,000 cash. In addition, the purchaser agreed to enter into a multi-strategic supply agreement providing us the right, but not the obligation, to purchase cannabis oil and flower brokerage services for a period of 24 months on preferred terms.

DESCRIPTION OF THE BUSINESS

We are a consumer-focused cannabis company based in the United States focused on the recreational and wellness markets. Our operations in California are focused on building winning brands supported by our omni‑channel ecosystem. Our platform was designed to create the most socially responsible and culturally impactful cannabis company in the United States, producing consistent, well-priced products and culturally relevant brands that are distributed to third-party retailers as well as direct-to-consumer via our delivery service and strategically located storefront retail locations across California. A full portfolio of products and brands that appeal to a broad range of user groups, need-states and occasions, offered at many price points, and with various brand value propositions, are produced at a high caliber of quality. We believe our delivery and storefront retail outlets will allow us to achieve high gross-margins on many of our products, forge one-on-one relationships between our brands and consumers and collect proprietary consumer data and insights.

As part of our cost reduction initiatives, we recently took the following actions:

•

Pause of In-House Cultivation Activities. In mid-September 2022, we paused our in-house cultivation activities in response to the availability of lower cost flower that meets our quality specifications for our first party brands.

•

Sale of Bulk Wholesale Business. On October 31, 2022, we finalized the sale of our bulk wholesale business (SISU Extraction LLC) for $317,000 cash. In addition, the purchaser of our bulk wholesale business has entered into a multi-strategic supply agreement providing us with the right, but not the obligation, to purchase cannabis oil and flower brokerage services from the business at preferred terms through October 2024.

•

Outsourcing of Manufacturing. During October 2022, product manufacturing was outsourced to third-party processors, which the Company expects will achieve an average of 27% cost savings on these products. In addition to margin improvement, we expect to benefit from strong R&D capabilities of our third party processors to produce innovative products for our future.

13

•

Supply Chain. On November 18, 2022, we began our transformation of the supply chain team, moving from an internal distribution model to an external drop ship model to all TPCO stores and wholesale account stores. These changes began with the reduction of our labelling and serialization team, as all first party product began moving through NABIS, a leading cannabis wholesale platform in California, in mid-December 2022. By the end of 2022, we reduced the team of 43 to 12 FTEs, amounting to approximately $2.2 million in annualized payroll savings.

•

Optimization of Delivery Footprint. In response to changes to California’s cannabis delivery regulations to increase the allowed delivery “case pack value” limit that took effect in November 2022, we have acted to optimize our delivery footprint. Under prior regulations, delivery drivers were allowed to carry a maximum of $5,000 worth of product in a vehicle, of which a maximum of $3,000 of which was permitted to be product that was not part of an order made before the driver left the delivery depot. The new regulations have doubled the “case pack value” limit to $10,000, all of which can be product not part of a previously made order. In response to these new regulations, we have elected to dispose of select redundant delivery depot locations, including Culver City, Chula Vista and Sacramento operations, as many geographic regions can now be more efficiently managed. We continue to have a dedicated delivery depot in Brisbane. These dispositions resulted in $500,000 in gross sale proceeds and annual cost savings of $1.8 million.

•

Workforce Reduction. We continue to consolidate operational functions within the organization, which we expect to lead to further cost reductions overall. Including an estimated $4 million payroll savings expected to be achieved by pausing cultivation in mid-September 2022. As of December 31, 2022, we had reduced our workforce by 40% from the beginning of 2022 and expect to realize annual payroll savings of approximately $17 million.

While we are focused on the recreational and wellness markets, a small portion (estimated to be less than 1%) of our revenues is derived Medical-Use Cannabis.

Our operational footprint spans production, manufacturing, brands, retail and delivery. Our management team and directors bring together deep expertise in cannabis, consumer packaged goods, investing and finance, from start-ups to publicly traded companies. We aim to leverage the collective industry experience of our management and directors.

Following our exit from the bulk wholesale business, we view our business as having one sales channel: omni-channel retail comprised of brick and mortar retail, e-commerce pick up & delivery, as well as the sale of various branded wholesale products. As of December 31, 2022, we operate twelve omni-channel retail locations and one stand-alone delivery depot. We operate four store brands, Caliva, Deli by Caliva, Coastal and Calma.

Our continuing operations revenue for the year ended December 31, 2022 was $83,637,407 compared to $79,924,941 in the comparative year ended December 31, 2021 representing growth of 4.6%, respectively.

As we continue to scale and integrate our business, we are incurring operating losses. Our operating losses for the year ended December 31, 2022 totaled $242,938,787, (including an impairment loss of $130,566,825) compared with $733,885,024 (including an impairment loss of $575,498,897) in the comparative year ended December 31, 2021. We are actively evaluating additional cost reductions and business optimization to reduce our cash burn in the near term.

Our financial results for the period ended December 31, 2021 did not include operating results from January 1, 2021 to January 15, 2021 due to the fact that the Qualifying Transaction, pursuant to which our business operations began, closed on January 15, 2021. Accordingly, our results of operations are not necessarily comparable between the year ended December 31, 2022 and the year ended December 31, 2021.

Through a combination of (i) professional leadership, (ii) omni-channel operations, (iii) technology and data driven practices, (iv) brand and product expertise, and (v) social justice and equity advocacy, we intend to set the example globally as a best-in-class cannabis operation.

Distribution

As previously announced, the Company has transitioned its wholesale distribution activities to Nabis, a leading cannabis wholesale platform in California.

Brands

We have a portfolio of over eight owned and licensed brands covering key consumer form-factors such as whole flower, pre-rolls, infused pre-rolls, vaporizer cartridges in both distillate and live resin format, concentrates, gummies, chocolate and capsules, tinctures and topicals. We strive to produce high quality products and brands that appeal to both new and experienced cannabis users – such as the High Times Cup-winning Caliva brand of flower. Monogram is a brand developed in partnership with JAY-Z, which was announced in October 2020 and addresses the ultra-premium price point for flower and pre-rolls.

Our brand portfolio addresses a wide range of consumers, need-states and occasions with our variety of brands and form-factors, and we believe there are additional opportunities to expand the portfolio through innovation, partnerships and acquisitions.

In addition, we operate four store brands, Caliva, Deli by Caliva, Coastal and Calma.

Brick and Mortar Retail

We operate twelve retail dispensaries strategically located across the state of California. These retail locations offer consumers a wide variety of owned and third-party brands and products via walk-in and in-store pick-up. On October 1, 2021, we acquired 100% of the equity of Calma, an operating dispensary located in West Hollywood, California, for a total consideration of $11,500,000, consisting of $8,500,000 in cash and $3,000,000 of in Common Shares (the “Calma Agreement”). On October 1, 2021, we closed the first tranche under the Calma Agreement, with the acquisition of 85% of Calma’s equity securities. The transfer of the remaining 15% equity of Calma occurred in September 2022. In accordance with the agreement, we issued $1,500,000 in Common Shares to the seller in connection with the remaining 15% of Calma. We strive to prioritize the merchandising and maximize sales of our own portfolio of brands and products in retail as a means of maximizing overall gross margins. We expect a significant portion of retail sales to be of owned brands, in addition to planned product innovations, consisting of many form-factors across multiple price points that address a wide variety of consumer segments, need-states and occasions. On November 14, 2022, we also closed our acquisition of Coastal Holding.

As of the date of December 31, 2022, the following is a list of our retail locations, all of which are in California:

• Santa Barbara	• Pasadena
• West Los Angeles	• Stockton
• Vallejo • West Hollywood • Bellflower • Hanford	• San Jose (x2) • Ceres • Concord

Delivery

We offer direct-to-consumer delivery of owned brands as well as third-party brands out of eleven locations; four in Southern California, three in Central California and four in the San Francisco Bay Area. We operate our own delivery depots and directly employ our delivery drivers. Our delivery business is subject to state regulatory changes, including as to case pack limits relating to how much product that drivers can carry at one time.

Our direct-to-consumer offerings include an integrated e-commerce platform offering express delivery and scheduled delivery, allowing us to extend our reach beyond physical retail locations and expand interactions with our customers, while beating the illicit market on convenience and safety. The omni-channel e-commerce platform generates proprietary consumer data which informs product and brand development, corporate development, distribution and personalization. We leverage this consumer data and data-driven inventory management practices to refine our menu and inventory management, including offering a menu that is dynamic based on user location. Offering direct-to-consumer delivery allows consumers to access our selection of owned and third-party brands conveniently across a significant portion of Northern, Central and Southern California. We strive to prioritize the merchandising and maximize sales of our own portfolio of brands and products on the delivery platform as a means of maximizing overall gross margins. We expect a significant portion of delivery sales to be of owned brands, in addition to planned product innovations, consisting of many form-factors across multiple price points that address a wide variety of consumer segments and occasions. We leverage a mix of express and scheduled delivery offerings as a means to maximize the value of product delivered per driver shift and minimize the overall cost-per-delivery.

In March 2022, the state of California issued notable new regulations pertaining to cannabis delivery. First, the state increased the total value of cannabis goods delivery employees can carry in their vehicle from $5,000 to $10,000. Second, for purposes of this limit, the state removed any distinction between “ordered” and “unordered” product. These changes will afford cannabis delivery operators considerably more flexibility, allowing them to carry a broader array of products and serve a larger geographic area. These regulations took effect in November 2022.

In response to these new regulations, we have elected to dispose or pause operations of select redundant delivery depot locations, including Culver City, Chula Vista and Sacramento operations, as many geographic regions can now be more efficiently managed. Going forward, we expect to only have a dedicated delivery depot in Brisbane. These dispositions resulted in $500,000 in gross sale proceeds and are expected to result in additional annual cost savings.

E-Commerce Pick Up and Delivery

Our e-commerce offerings are centered on Caliva.com, a centralized user-centric e-commerce platform. In addition to accessing online pickup and delivery of our products through Caliva.com, customers can access online pickup and delivery through the Caliva App in Apple’s App Store. This is a differentiated online platform in cannabis, an industry in which most shopping interactions occur in simple brick-and-mortar retail environments. This platform facilitates seamless orders for in-store pickup and delivery at our retail locations, as well as for delivery to our customers throughout the delivery radius of our delivery depot.

Our e-commerce platform offers a wide range of both owned brands and products as well as third-party brands and products. Owned brands and products are prioritized in merchandising and therefore it is anticipated they will make up a substantial portion of total sales, resulting in increased profit margins. Our e-commerce platform also enables us to use consumer data to drive personalization and product recommendations to customers, thereby encouraging loyalty and re-orders.

Paused Cultivation Operations

Until mid-September 2022, we operated over 35,000 square feet of indoor cultivation space producing premium flower for product lines on the higher-end of the price spectrum – Monogram, Caliva and others.

In mid-September 2022, in-house cultivation was paused in response to the availability of lower cost flower that meets our quality specifications for our first party brands. We have a procurement network of over 50 cultivators throughout California to purchase everything from low-cost outdoor, high-quality mid-priced greenhouse, and premium indoor flower as required by our portfolio of brands. We expect to achieve significant margin enhancement, as well as cost certainty with strategic sourcing relationships in place. We anticipate that the pause of in-house cultivation will reduce annual cash operating expenses by approximately $1.8 million and associated annual payroll by approximately $4 million by eliminating 70 positions or approximately 14% of the workforce for total savings of approximately $5.8 million annually.

On May 16, 2021, we entered into a membership interest purchase agreement (the “Membership Interest Purchase Agreement”) to obtain leasehold interests of approximately 10 years duration in each of four one-acre parcels of land that are licensed for outdoor cannabis grow (collectively, the “Outdoor Grow Properties”). On May 21, 2021 (the “Effective Date”), we entered into a series of cultivation and supply agreements with each of the leaseholders of the Outdoor Grow Properties and Mosaic. AG, Inc. (“Mosaic.Ag”), pursuant to which Mosaic.Ag agreed to cultivate cannabis on each of the Outdoor Grow Properties on our behalf for a period commencing on the Effective Date of and ending at least three years from the closing of the transactions contemplated by the Membership Interest Purchase Agreement, with options to extend for up to five years (the “Cultivation and Supply Agreements”). Under the terms of the Membership Interest Purchase Agreement, as of the Effective Date, we and Mosaic.Ag obtained access to the Outdoor Grow Properties and began to commence cannabis cultivation activities under the Cultivation and Supply Agreements. The purchase price under the Membership Interest Purchase Agreement is $6,000,000 in cash, $2,500,000 in our Common Shares payable on the closing date (with the number of shares issued based on the volume-weighted average price per common share for the ten consecutive trading days prior to the closing date) and up to 1,309,263 of our Common Shares subject to an earnout based on the production value of cannabis grown on the Outdoor Grow Properties over the twenty-four months following the Effective Date. The closing of the transactions contemplated by the Membership Interest Purchase Agreement are dependent on the satisfaction of various closing conditions, multiple of which were not met by the end of the second quarter of 2022 as required by the Membership Interest Purchase Agreement. Further, Mosaic.Ag was unable to produce sufficient quantities of biomass according to Company quality standards and pursuant to the Cultivation Supply Agreements. For the foregoing reasons, we delivered to Mosaic on June 30, 2022, notice of our exercise of our contractual rights to terminate each of the Cultivation and Supply Agreements and the Membership Interest Purchase Agreement effective on such date and requested that Mosaic.Ag present an acceptable restructure to the arrangements and/or a payback plan for the owed refund and for the upfront payment under the promissory note. Pursuant to the terms of the Membership Interest Purchase Agreement, on the Effective Date, we advanced to the seller $5,650,000 secured by a promissory note, which note is now past its maturity date. Pursuant to the terms of the Cultivation and Supply Agreements, we made payments for cannabis product in advance based on a projected aggregate yield, with Mosaic owing a refund for any overpayment in the event of the actual yield (as measured at the conclusion of the growing season) being less than the projected yield, which event did transpire, triggering a refund owed us of approximately $1,500,000. Mosaic.Ag has contested certain of the Company’s positions and has claimed an inability to pay the owed cash amounts. For the foregoing reasons, the Company filed a lawsuit against Mosaic.Ag and related individuals on December 16, 2022, in the Superior Court of California, County of Santa Clara, alleging breach of contract and asking for declaratory relief. Defendants have not yet responded to the complaint.

Discontinued Extraction Operations

On October 31, 2022, we finalized the sale of our bulk wholesale business (SISU Extraction LLC) for $317,000 cash. In addition, the purchaser of our bulk wholesale business has entered into a multi-strategic supply agreement providing us with the right, but not the obligation, to purchase cannabis oil and flower brokerage services from the business at preferred terms through October 2024.

Outsourced Manufacturing

During Q3 2022, product manufacturing was outsourced to third-party processors, which we expect will result in significant cost savings on these products. In addition to margin improvement, we expect to benefit from strong R&D capabilities to produce innovative products for our future.

Factors Affecting Our Performance

Our performance and future success depends on a number of factors. These factors are also subject to a number of inherent risks and challenges, some of which are discussed below.

Branding

We have built our brands with a focus on the growing direct to consumer (“DTC”) market. We understand that it is critical to establish trust at all levels of our operations, starting with an executive team and our Board that believe in “doing business the right way”, focusing on long-term shareholder value and creating trust with our various stakeholders. We strive to prioritize our consumers and our employees (who we refer to as “associates”). We establish trust with our consumers through their experience, which encompasses not only our award-winning products but the consumer’s full buying experience. At the Parent Company, we make information on the products that consumers choose readily available, including the ability to interact with our associates at not only our retail locations, but also curbside as well as through phone and video consultations. Trust comes from the product, and we are known for our transparency in production and compliance with the highest standards in the industry. Our brand strategy is a “House of Brands” strategy, providing the ability to expand our product lines to meet changing consumer tastes and preferences.

Employees

As of December 31, 2022, we had a total of 414 employees, of whom 267 were full-time and 147 were part-time.

Regulation

We are subject to the local and federal laws in the jurisdictions in which we operate. We hold all required licenses for distribution of our products in the jurisdictions in which we operate and continuously monitor changes in laws, regulations, treaties and agreements. We are licensed to cultivate, manufacture, distribute and sell wholesale and retail cannabis and cannabis products. We operate in, and/or have ownership interests in businesses operating in, California, pursuant to the California Medicinal and Adult-Use Cannabis Regulation and Safety Act.

Product Innovation and Consumer Trends

Our business is subject to changing consumer trends and preferences, which is dependent, in part, on continued consumer interest in new products. The success of new product offerings depends upon a number of factors, including our ability to: (i) accurately anticipate customer needs; (ii) develop new products that meet these needs; (iii) successfully commercialize new products; (iv) price products competitively; (v) produce and deliver products in sufficient volumes and on a timely basis; and (vi) differentiate product offerings from those of our competitors.

Quality Testing

Prior to release to the commercial market, each batch of packaged cannabis biomass and/or manufactured cannabis products (collectively “cannabis goods”) must have a batch-specific Certificate of Analysis (“COA”) from a testing laboratory (“lab”). Labs are independent, third-party entities licensed by the California’s Department of Cannabis Control (“DCC”). A COA is a legally binding document created by the lab that shows the analytical quality test results of each batch of cannabis goods indicating whether the batch is safe for human consumption. Upon issuance, COAs are uploaded by the lab into the State’s track-and-trace system, METRC, for version control and may not be amended. As reflected on each COA, a lab tests each batch of cannabis goods for cannabinoid content, presence of foreign materials, heavy metals, microbial impurities, mycotoxins, moisture content and water activity, residual pesticides, and residual solvents and processing chemicals. State regulations stipulate “passing” and “failing” criteria within each of the elements tested and indicated on the COA.

In compliance with applicable regulations, we must allow a lab to enter our licensed premises to conduct batch-sampling of cannabis goods. The lab removes a representative sample of each batch of cannabis goods to quality test the elements listed above. Once a representative sample of a batch of cannabis goods is submitted for COA testing, we cannot conduct any further manufacturing, packaging, or other activity that may impact the quality, form, or purity of the overall batch. Batches that receive a “failing” COA must be remediated or destroyed in compliance with applicable regulations. Batches that receive a “passing” COA are cleared for entry into the commercial market.

Specialized Knowledge, Skills, Resources & Equipment

Knowledge with respect to sourcing and evaluating high-quality cannabis is important in the cannabis industry. The nature of growing cannabis is not substantially different from the nature of growing other agricultural products. Variables such as temperature, humidity, lighting, air flow, watering and feeding cycles are meticulously defined and controlled to produce consistent product and to avoid contamination.

We procure the primary component of our finished products, namely cannabis. Our cultivation partners are dependent on a number of key inputs and their related costs including raw materials and supplies related to our growing operations, as well as electricity, water and other utilities. See “Risk Factors –Risks Related to the Company’s Products and Services – The Company is reliant on key inputs”.

Equipment used is specialized but is readily available and not specific to the cultivation of cannabis. Subject to available funding, we do not anticipate any difficulty in obtaining equipment.

We anticipate an increased demand for skilled manpower, energy resources and equipment in connection with our expected continued growth.

Social Equity

We believe in the paramount importance of promoting social equity in the cannabis industry as a core part of our business operations. As such, concurrent with the closing of the Qualifying Transaction, we launched a new social equity fund, Social Equity Ventures LLC (“SEV”), focused on investing in Black and other people-of-color cannabis entrepreneurs. The social equity venture fund identifies, conducts diligence on, and invests in such entrepreneurs as a means of directly impacting the issues of social equity and diversity in the cannabis industry. SEV invests and supports social equity initiatives as a wholly integrated division under management of our employees. SEV, where possible, will leverage existing social equity programs as well as not-for-profit organizations engaged in social equity license application support, entrepreneur mentorship, workforce development, and entrepreneurial community-building. On May 27, 2021, we created a Social Equity Advisory Committee comprised of thought leaders across cannabis, civil rights activism, criminal justice reform, policy advocacy and impact investing. Through December 31, 2022, we have invested approximately $1,300,000 in three investments being Stanton Brands (dba Josephine & Billie’s), Peakz LLC and Digistrains.

In January 2023, SEV launched its “Brand Success Program”. The Brand Success Program is a 12-week program implemented to provide minority owned brands with guaranteed shelf space and individualized mentorship by TPCO Sales, Marketing, Retail, and Operational Leaders. Brands will learn best practices, operational procedures, and tips that can be applied to any retail outlet nationwide. The goal of the program is to empower each Brand with the knowledge and opportunity to scale their business, market efficiently, increase brand awareness while building customer loyalty, and boost sales; thus, creating a solid, sustainable, and scalable business.

We have repositioned our social equity venture fund to become the centralized owner of all corporate social responsibility activities undertaken with the mission to provide Black and underrepresented minorities with the foundation to succeed in the legal cannabis industry through education, advocacy and access to capital.

Intellectual Property

The Company has a portfolio of industry leading products and brands. As part of the Company’s brand strategy, it strives to protect its proprietary products and brand elements and its brand as California’s premier consumer cannabis product company. Intellectual property (“IP”) protection is pursued both in its ability to sell products and brands through first “Freedom to Operate” searches and subsequently, reviewing proprietary and protectable claims, branding, technology, or design assets. The Company evaluates opportunities for IP protection for its portfolio of finished goods. The Company’s IP protection ranges from trademarks to patents to trade secrets and covers anything from packaging development, claims, operations, information technology, and branding.

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

Competitive Conditions

We compete on multiple fronts, including in retail, delivery and branded wholesale, and experience competition in each of these areas. We compete on the basis of the price, the quality of our products and our omni-channel direct to consumer platform. From a retail perspective, we compete with other licensed retailers and delivery companies in the geographies where retail and delivery services are located. These other retailers range from small local operators to more significant operators with a presence throughout the State of California and other states in the United States. From a product perspective, we compete with other manufactures of brands for shelf space in third-party owned dispensaries throughout California. Indirectly, we compete with the illicit market, including many illegal dispensaries that continue to exist in the state of California.

UNITED STATES REGULATORY ENVIRONMENT

Cannabis Industry Regulation

On February 8, 2018, the Canadian Securities Administrators revised their previously released Staff Notice 51-352 -Issuers with U.S. Marijuana-Related Activities (“Staff Notice 51-352”), which provides specific disclosure expectations for issuers that currently have, or are in the process of developing, cannabis-related activities in the United States as permitted within a particular state’s regulatory framework. All issuers with U.S. cannabis-related activities are expected to clearly and prominently disclose certain prescribed information in prospectus filings and other required disclosure documents. As a result of our existing operations in California, we are providing the following disclosure pursuant to Staff Notice 51-352.

We derive a substantial portion of our revenues from state legalized: (i) cannabis, and products containing cannabis, used by someone 21 or older that is not a medical cannabis patient (where use may include inhalation, consumption, or application) (“Adult-Use Cannabis”) and (ii) to a lesser extent, cannabis and products containing cannabis used by medical cannabis patients in accordance with applicable state law, but for which no drug approval has been granted by the United States Food and Drug Administration (where use may include inhalation, consumption, or application) (“Medical-Use Cannabis”) ((i) and (ii) collectively “Regulated Cannabis”). The Regulated Cannabis industry is illegal under U.S. Federal Law. We are directly involved (through our licensed subsidiaries) in both the Adult-Use Cannabis and Medical-Use Cannabis industry in the State of California, which has legalized and regulated such industries.

The United States federal government regulates certain drugs through the United States Controlled Substances Act (“CSA”) and through the Food, Drug & Cosmetic Act (21 U.S.C. §§ 301-392) (the “FDCA”). The CSA schedules controlled substances, including “marihuana” (defined as all parts of the plant cannabis sativa L. containing more than 0.3 percent THC), based on their approved medical use and potential for abuse. Marihuana (also referred to as cannabis) and THC (“except for tetrahydrocannabinols in hemp”) are each classified as Schedule I controlled substances (21 U.S.C. § 812(c)). The Drug Enforcement Administration (“DEA”), an agency of the U.S. Department of Justice (the “DOJ”) defines Schedule I drugs, substances or chemicals as “drugs with no currently accepted medical use and a high potential for abuse.” The United States Food and Drug Administration (the “FDA”), which implements and enforces the FDCA, regulates, among other things, drugs used for the diagnosis or treatment of diseases. The FDA has not approved cannabis as a safe and effective treatment for any medical condition, and regularly issues cease-and-desist letters to manufacturers of CBD products making health claims to consumers in contravention of the FDCA. The FDA has approved drugs containing THC and CBD, individual cannabinoids in the plant cannabis sativa L., for a narrow segment of medical conditions.

State laws that permit and regulate the cultivation, production, distribution, sale and use of Medical-Use Cannabis or Adult-Use Cannabis are in direct conflict with the CSA, which makes cannabis and THC distribution and possession federally illegal. Although certain states and territories of the U.S. authorize Medical- Use Cannabis or Adult-Use Cannabis production and distribution by licensed or registered entities, under U.S. federal law, the possession, cultivation, and/or transfer of cannabis and THC is illegal and any such acts are criminal acts under any and all circumstances under the CSA. Additionally, any cultivation, manufacture, possession, distribution and/or sale of cannabis accessories, in states without laws expressly permitting such activity, are also federally illegal activity under the CSA. Although our activities are believed to be compliant with applicable California state and local law, strict compliance with state and local laws with respect to cannabis does not absolve us of liability under United States federal law, nor does it provide a defense to any federal proceeding which may be brought against us.

However, in October 2022, President Biden directed the Department of Justice and Department of Health & Human Services to conduct a review of the scheduling status of cannabis. Without any guarantee, it is anticipated that cannabis may be rescheduled or descheduled entirely within the next 12-24 months.

As of December 31, 2022, 38 U.S. states, and the District of Columbia and the territories of Guam, Puerto Rico, the U.S. Virgin Islands, and the Northern Mariana Islands have legalized the cultivation and sale of Medical-Use Cannabis, with at least 4 of the remaining states expected to pass such legalization measures within the next 12 months. In 21 U.S. states, the sale and possession of both Medical-Use Cannabis and Adult-Use Cannabis has been legalized, though due to the time period between a state’s legalization of commercial cannabis activities and the completion of its regulatory framework and marketplace launch, the purchase of Adult-Use Cannabis is currently possible in 18 states, with the remainder of the currently-legal states to commence sales activities later in 2023 or in 2024. The District of Columbia has legalized Adult-Use Cannabis but has not yet permitted the commercial sale of Adult Use Cannabis, however, Adult-Use sales are likely to commence in 2024.

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

We believe it is still unclear what prosecutorial effects will be created by the rescission of the 2013 Cole Memorandum. We believe that the sheer size of the Regulated Cannabis industry, in addition to participation by state and local governments and investors, suggests that a large- scale enforcement operation would more than likely create unwanted political backlash for the DOJ and the Biden administration in certain states that heavily favor decriminalization and/or legalization. Regardless, cannabis and THC remain Schedule I controlled substances at the federal level, and neither the 2013 Cole Memorandum nor its rescission has altered that fact. The federal government of the United States has always reserved the right to enforce federal law in regard to the manufacture, distribution, sale and disbursement of Medical-Use Cannabis or Adult-Use Cannabis, even if state law permits such cultivation, manufacture, distribution, sale and disbursement. We believe, from a purely legal perspective, that the criminal risk today remains similar to the risk on January 3, 2018. It remains unclear whether the risk of enforcement has been altered. Additionally, under United States federal law, it is a violation of federal money laundering statutes for financial institutions to take any proceeds from the sale of Regulated Cannabis or any other Schedule I controlled substance. Canadian banks are likewise hesitant to deal with cannabis companies, due to the uncertain legal and regulatory framework of the industry. Banks and other financial institutions, particularly those that are federally chartered in the United States, could be prosecuted and possibly convicted of money laundering for providing services to Regulated Cannabis businesses. While Congress is considering legislation that may address these issues, there can be no assurance that such legislation passes.

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

Although the 2013 Cole Memorandum has been rescinded, one legislative safeguard for the Medical-Use Cannabis industry has historically remained in place: Congress adopted a so-called “rider” provision to the fiscal years 2015, 2016, 2017, 2018, 2019, 2020 and 2021. Consolidated Appropriations Acts (currently referred to as the “Joyce-Blumenauer Amendment”) to prevent the federal government from using congressionally appropriated funds to enforce federal cannabis laws against regulated Medical-Use Cannabis actors operating in compliance with state and local law. The Joyce-Blumenauer Amendment was renewed through the signing of the fiscal year 2022 omnibus bill, which extended the protections of the Amendment through December 16, 2022. The fiscal year 2023 spending package included the Joyce-Blumenauer rider, which extended the rider until fiscal year 2024.

However, should the Joyce-Blumenauer Amendment not be renewed upon expiration in subsequent spending bills, there can be no assurance that the federal government will not seek to prosecute cases involving medical cannabis businesses that are otherwise compliant with State law. Such potential proceedings could involve significant restrictions being imposed upon us.

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

In recent years, certain temporary federal legislative enactments that protect the Medical-Use Cannabis and industry have also been in effect. For instance, cannabis businesses that are in strict compliance with state law receive a measure of protection from federal prosecution by operation of a temporary appropriations measures that has been enacted into law as an amendment (or “rider”) to federal spending bills passed by Congress and signed by Presidents Obama, Trump and Biden. First adopted in the Appropriations Act of 2015, Congress has included in successive budgets since a “rider” that prohibits the DOJ from expending any funds to enforce any law that interferes with a state’s implementation of its own medical cannabis laws. The rider, discussed above, is known as the “Joyce-Blumenauer” Amendment, and now known colloquially as the “Joyce-Amendment” after its most recent sponsors. The rider was renewed on March 15, 2022 through the signing of the FY 2022 omnibus spending bill, which extended the protections of the Amendment through September 30, 2022.

Despite the legal, regulatory, and political obstacles the Regulated Cannabis industry currently faces, the industry has continued to grow. Under certain circumstances, the federal government may repeal the federal prohibition on cannabis and thereby leave the states to decide for themselves whether to permit Regulated Cannabis cultivation, production and sale, just as states are free today to decide policies governing the distribution of alcohol or tobacco. Until that happens, we face the risk of federal enforcement and other risks associated with our business.

However, as noted previously, in October 2022 President Biden directed the Department of Justice and Department of Health & Human Services to conduct a review of the scheduling status of cannabis. It is anticipated that cannabis may be rescheduled or descheduled entirely within the next 12-24 months.

To the knowledge of our management, there have not been any statements or guidance made by federal authorities or prosecutors regarding the risk of enforcement action in California.

Our objective is to capitalize on the opportunities presented as a result of the changing regulatory environment governing the cannabis industry in the United States. Accordingly, there are a number of significant risks associated with our business. Unless and until the United States Congress amends the CSA with respect to Medical-Use Cannabis or Adult-Use Cannabis, there is a risk that federal authorities may enforce current federal law, and our business may be deemed to be producing, cultivating, extracting, or dispensing “marihuana” or aiding or abetting or otherwise engaging in a conspiracy to commit such acts in violation of U.S. federal law.

We have received and continue to receive legal input, in verbal and written form (including opinions when required), regarding (a) compliance with applicable state and local regulatory frameworks and (b) potential exposure and implications arising from U.S. federal law in certain respects.

The 2013 Cole Memorandum and the Joyce-Blumenauer Amendment gave Medical-Use Cannabis operators and investors in states with legal regimes greater certainty regarding federal enforcement as to establish Regulated Cannabis businesses in those states. While the Sessions Memorandum has introduced some uncertainty regarding federal enforcement, the Regulated Cannabis industry continues to experience growth in legal Medical-Use Cannabis and Adult-Use Cannabis markets across the United States. U.S. Attorney General Jeff Sessions resigned on November 7, 2018. Nonetheless, there is no guarantee that state laws legalizing and regulating the sale and use of cannabis will not be repealed or overturned, even under a Biden Administration’s DOJ or that local governmental authorities will not limit the applicability of state laws within their respective jurisdictions. Unless and until the United States Congress amends the CSA with respect to cannabis and THC (and as to the timing or scope of any such potential amendments there can be no assurance), there is a risk that federal authorities may enforce current U.S. federal law.

Despite the expanding market for Regulated Cannabis, traditional sources of financing, including bank lending or private equity capital, are lacking which can be attributable to the fact that cannabis remains a Schedule I substance under the CSA. These traditional sources of financing are expected to remain scarce unless and until the federal government legalizes cannabis cultivation and sales.

Below is a discussion of U.S. state-level regulatory regimes in those jurisdictions where we are, and will be, directly or indirectly involved through our subsidiaries. A discussion of the U.S. federal regulatory regime can be found above under the heading “—United States Regulatory Environment – Cannabis Industry Regulation.” We are directly engaged in the manufacture, possession, use, sale or distribution of cannabis and/or hold licenses in the Adult-Use Cannabis and/or Medical-Use Cannabis marketplace in the State of California. We will evaluate, monitor and reassess this disclosure, and any related risks, on an ongoing basis and the same will be supplemented and amended to investors in public filings, including in the event of government policy changes or the introduction of new or amended guidance, laws or regulations regarding cannabis regulation. We intend to cause our businesses to promptly remedy any known occurrences of non-compliance with applicable State and local cannabis rules and regulations, and intends to publicly disclose any non-compliance, citations or notices of violation which may have an impact on our licenses, business activities or operations.

Exposure to U.S. Marijuana Related Activities

We operate in the United States through various subsidiaries and other entities pursuant to arrangements with third-parties on arm’s length terms as more specifically described herein. As of the date of this registration statement, a majority of our business was directly derived from U.S. cannabis-related activities. As such, a majority of our balance sheet and operating statement for periods following closing of the Qualifying Transaction reflects exposure to U.S. cannabis related activities. See “Description of the Business” for further details.

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

In March 2022, the state of California issued notable new regulations pertaining to cannabis delivery. First, the state increased the total value of cannabis goods delivery employees can carry in their vehicle from $5,000 to $10,000. Second, for purposes of this limit, the state removed any distinction between “ordered” and “unordered” product. These changes will afford cannabis delivery operators considerably more flexibility, allowing them to carry a broader array of products and serve a larger geographic area. These regulations took effect in November 2022.

California Cannabis Cultivation Tax

As of July 1, 2022, California has eliminated its cannabis cultivation tax. Prior to this, cannabis cultivated in California was subject to a $161/pound tax. In practice, this tax amounted to 30% or more of the wholesale price of cannabis. The elimination of the cannabis cultivation tax may make legal cannabis more competitive with California’s robust illicit cannabis market.

Maryland

We operate in the state of Maryland in a limited capacity as a licensor of our brands. We rely on the diligence and expertise of our partner, Curio, to comply with applicable laws and regulations.

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

The below table summarizes the state licenses issued to Caliva in respect of its operations in California, as of December 31, 2022.

License	Entity w/DBA and License Number	Address	Expiration / Renewal Date	Description
State of California Retail license issued by BCC.	Caliva CARECE1, LLC dba Kase’s Journey, Inc. License Number: C10- 0000175-LIC	4030 Farm Supply Road, Ceres, CA 95307	06/11/2023

A retail license covers sales of cannabis goods to customers at its storefront premises or by delivery. A retailer may only purchase cannabis goods that have passed state testing requirements from a licensed distributor. A retailer license may not engage in any packaging or labeling activities.

State of California Non-Storefront Retail license issued by BCC.*	Martian Delivery, LLC dba Martian Delivery License Number: C9-0000133-LIC	8880 Elder Creek Road, Sacramento, CA 95828	06/25/2023

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

State of California Medium Indoor Cultivation License issued by California Department of Food and Agriculture (“CDFA”) - CalCannabis Cultivation Licensing (“CCL”)	NC3 Systems dba Caliva License Number: CCL18-0000047	1695 S 7th St San Jose, CA 95112	5/24/2023

A medium cultivation license covers between 10,001 and 22,000 square feet of total canopy. Authorized activities include the planting, growing, harvesting, drying, curing, grading, or trimming of cannabis. Cultivators must use a licensed distributor to transfer product between licensees.

State of California Small Indoor Cultivation License issued by CDFA- CCL	NC3 Systems dba Caliva License Number: CCL18-0000036	1695 S 7th St San Jose, CA 95112	5/24/2023

A small cultivation license covers between 5,001 and 10,000 square feet of total canopy. Authorized activities include the planting, growing, harvesting, drying, curing, grading, or trimming of cannabis. Cultivators must use a licensed distributor to transfer product between licensees.

__________________________

* License has been sold pending regulatory approval.

State of California Small Indoor Cultivation License issued by CDFA- CCL	NC3 Systems dba Caliva License Number: CCL18-0000037	1695 S 7th St San Jose, CA 95112	5/24/2023

A small cultivation license covers between 5,001 and 10,000 square feet of total canopy. Authorized activities include the planting, growing, harvesting, drying, curing, grading, or trimming of cannabis. Cultivators must use a licensed distributor to transfer product between licensees.

State of California Processor License issued by CDFA-CCL	NC3 Systems dba Caliva License Number: CCL19-0000316	1695 S 7th St San Jose, CA 95112	5/13/2023

A processor license covers a cultivation site that conducts only trimming, drying, curing, grading, packaging, or labeling of cannabis and nonmanufactured cannabis products. Cultivators must use a licensed distributor to transfer product between licensees.

State of California - Nursery License issued by CDFA-CCL	NC3 Systems dba Caliva License Number: CCL18-0000038	1695 S 7th St San Jose, CA 95112	5/24/2023

A nursery license covers a cultivation site that conducts only cultivation of clones, immature plants, seeds, and other agricultural products used specifically for the propagation of cultivation of cannabis. Cultivators must use a licensed distributor to transfer product between licensees.

State of California Type 6 Manufacturing License issued by California Department of Public Health (“CDPH”)— Manufactured Cannabis Safety Branch (“MCSB”)	NC3 Systems dba Caliva License Number: CDPH-10002244	1695 S 7th St San Jose, CA 95112	4/2/2023

A Type 6 manufacturing licensee is authorized to engage in extractions using mechanical methods or nonvolatile solvents (i.e. CO2, ethanol, water or food-grade dry ice, cooking oils, or butter). A Type 6 licensee may also: conduct infusion operations and conduct packaging and labeling of cannabis products.

State of California Type 11 Distribution License issued by Bureau of Cannabis Control (“BCC”)	NC3 Systems dba Caliva License Number: C11- 0000819-LIC	1695 S 7th St San Jose, CA 95112	7/15/2023

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

State of California Type 11 Distribution License issued by BCC	NC4 Systems Inc dba Caliva License Number: C11-0000922-LIC	101-111 South Hill Drive Brisbane, CA 94005	7/28/2023

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

State of California Non-Storefront Retail License issued by BCC	NC3 Systems dba Caliva License Number: C9-0000135-LIC	1695 S 7th St San Jose, CA 95112	6/25/2023

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

State of California Retail License issued by BCC	NC3 Systems dba Caliva License Number: C10-0000441-LIC	1695 S 7th St San Jose, CA 95112	7/15/2023

A retail license covers sales of cannabis goods to customers at its storefront premises or by delivery. A retailer may only purchase cannabis goods that have passed state testing requirements from a licensed distributor. A retailer license may not engage in any packaging or labeling activities.

State of California Retail License issued by BCC	NC3 Systems dba Deli by Caliva License Number: C10-0000627-LIC	9535 Artesia Blvd Bellflower, CA 90706	10/7/2023

A retail license covers sales of cannabis goods to customers at its storefront premises or by delivery. A retailer may only purchase cannabis goods that have passed state testing requirements from a licensed distributor. A retailer license may not engage in any packaging or labeling activities.

State of California Non-Storefront Retail License issued by BCC	NC4 Systems Inc dba Caliva License Number: C9-0000235-LIC	101-111 South Hill Drive Brisbane, CA 94005	7/28/2023

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

State of California Retail License issued by BCC	Nc6 Systems dba Deli by Caliva Hanford License Number: C10-0000840-LIC	104 N Douty St Hanford, CA 93230	7/12/2023

A retail license covers sales of cannabis goods to customers at its storefront premises or by delivery. A retailer may only purchase cannabis goods that have passed state testing requirements from a licensed distributor. A retailer license may not engage in any packaging or labeling activities.

State of California Non-Storefront Retail License issued by BCC*	Caliva CADECC1, LLC dba Caliva Culver City License Number: C9-0000034-LIC	5855 Green Valley Circle Culver City, CA 90230	5/22/2023

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

State of California - Microbusiness License issued by BCC	Caliva CAMISJ2, Inc. dba Deli by Caliva San Jose License Number: C12-0000216-LIC	92 Pullman Way San Jose, CA 95111	7/23/2023

A microbusiness license allows a licensee to engage in the cultivation of cannabis on an area less than 10,000 square feet and to act as a licensed distributor, type 6 manufacturer, and retailer, as specified in an application. In order to hold a microbusiness license, a licensee must engage in at least three (3) of the four listed commercial cannabis activities. At this facility Caliva engages in retail, distribution and manufacturing.

State of California Non-Storefront Retail License issued by BCC	Nc5 Systems, Inc. dba Caliva License Number: C9- 0000405-LIC	1664 Industrial Blvd. Chula Vista, CA 91911	4/01/2023

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

State of California Retail License issued by BCC	Calma WeHo, LLC DBA Calma WeHo, LLC License: C10-0000338-LIC	1155 N La Brea, West Hollywood, CA 90038	06/27/2023

A retail license covers sales of cannabis goods to customers at its storefront premises or by delivery. A retailer may only purchase cannabis goods that have passed state testing requirements from a licensed distributor. A retailer license may not engage in any packaging or labeling activities.

Coastal Licenses

Coastal currently operates six licensed retail facilities in the cities of Pasadena, Los Angeles, Vallejo, Stockton, Concord and Santa Barbara, California; one licensed manufacturing facility in Santa Barbara, California; one licensed distribution facility in Santa Barbara, California; and a non-storefront retail facility in Santa Barbara, California.

The below table summarizes the state licenses issued to Coastal in respect of its operations in California.

License	Entity w/DBA and License Number	Address	Expiration / Renewal Date	Description
State of California Retail license issued by DCC.	Varda, Inc dba Varda License Number: C10-0000761-LIC	3341 Colorado Blvd E, Pasadena, CA 91107	11/25/2023

A retail license covers sales of cannabis goods to customers at its storefront premises or by delivery. A retailer may only purchase cannabis goods that have passed state testing requirements from a licensed distributor. A retailer license may not engage in any packaging or labeling activities.

State of California Retail license issued by DCC.	Releaf Alternative Cooperative, Inc. dba Coastal Dispensary License Number: C10-0000883-LIC	128 Robles Way, Vallejo, CA 94591	09/09/2023

A retail license covers sales of cannabis goods to customers at its storefront premises or by delivery. A retailer may only purchase cannabis goods that have passed state testing requirements from a licensed distributor. A retailer license may not engage in any packaging or labeling activities.

State of California Retail license issued by DCC.	Coastal Retail Lompoc LLC dba Coastal Dispensary License Number: C10-0000837-LIC-LIC	7840 West Lane, Suite F, Stockton, CA 95210	07/07/2023

A retail license covers sales of cannabis goods to customers at its storefront premises or by delivery. A retailer may only purchase cannabis goods that have passed state testing requirements from a licensed distributor. A retailer license may not engage in any packaging or labeling activities.

State of California Retail license issued by DCC.	Southern California Collective, A California Corporation dba Coastal License Number: C10-0000143-LIC	2435 Military Ave, Los Angeles, CA 90064	06/06/2023

A retail license covers sales of cannabis goods to customers at its storefront premises or by delivery. A retailer may only purchase cannabis goods that have passed state testing requirements from a licensed distributor. A retailer license may not engage in any packaging or labeling activities.

State of California Retail license issued by DCC*.	Coastal Retail Concord, LLC dba Coastal License Number: C10-0001027-LIC	1847 Willow Pass Road, Unit A, Concord, CA 94520	05/04/2023

A retail license covers sales of cannabis goods to customers at its storefront premises or by delivery. A retailer may only purchase cannabis goods that have passed state testing requirements from a licensed distributor. A retailer license may not engage in any packaging or labeling activities.

State of California Retail license issued by DCC.	(SB) Coastal Dispensary, LLC dba Coastal Dispensary License Number: C10-0000062-LIC	1019 Chapala Street, Santa Barbara, CA 93103	05/15/2023

A retail license covers sales of cannabis goods to customers at its storefront premises or by delivery. A retailer may only purchase cannabis goods that have passed state testing requirements from a licensed distributor. A retailer license may not engage in any packaging or labeling activities.

State of California Non-Storefront Retail License issued by DCC	Coastal Delivery Services, LLC dba Coastal License Number: C9-0000067-LIC	819 Reddick Street, Suite C, Santa Barbara, CA 93103	06/06/2023

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

State of California Type 11 Distribution License issued by DCC	Coastal Distribution, LLC dba Coastal License Number: C11-0000210-LIC	819 Reddick St, Unit B, Santa Barbara, CA 93103	05/30/2023

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

State of California Type 6 Manufacturing License issued by DCC - MCSB	Coastal Manufacturing, LLC dba Coastal License Number: CDPH-10002725	819 Reddick St, Unit A, Santa Barbara, CA 93103	04/23/2023

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

As a result, many banks are hesitant to offer any banking services to Regulated Cannabis-related businesses, including opening bank accounts. While we currently have bank accounts, our inability to maintain these accounts or the lack of access to bank accounts or other banking services in the future, would make it difficult for us to operate our business, increase our operating costs, and pose additional operational, logistical and security challenges. Furthermore, it remains unclear what impact the rescission of the 2013 Cole Memorandum and 2014 Cole Memorandum will have, but federal prosecutors may increase enforcement activities against institutions or individuals that are conducting financial transactions related to cannabis activities.

The increased uncertainty surrounding financial transactions related to cannabis activities may also result in financial institutions discontinuing services to the cannabis industry. See “Risk Factors”.

Ongoing Compliance

Overview

We are subject to the general licensing and regulatory framework in California set out under the heading “United States Regulatory Environment - California”. We have developed a compliance program designed to achieve our strategic business goals while protecting the organization and operations. Our compliance program integrates external regulations with internal rules and procedures to effectively lay out expectations for employee duties and behaviors; this aligns the goals of our employees with our own and helps our operations run smoothly. We focus on upholding policies and procedures that ensure the organization and our employees comply with applicable laws and regulations.

Employee Training

We provide ongoing training employees, and have completed development of and instituted a robust online training center for employees, in connection with our compliance program’s objectives, regulatory and statutory requirements, relevant policies and procedures, and the basic components of the compliance program. All of the training modules available to employees in the online training center were created by our in-house Compliance Team. Such training includes additional specialized training for various policies and procedures that are applicable to specific job functions and/or departments where needed to properly perform their jobs. Training is tracked, attested to, and documented. Further, all employees and management are encouraged to request new or refresher compliance training as often as necessary to compliantly fulfill their job duties.

Inventory and Security Policies

Maintaining security and inventory control is important to us and we have adopted a number of policies, procedures, and practices in these areas:

•

Security: We have taken extensive security measures including implementing professionally vetted policies, procedures, and systems to provide comprehensive protection, not only for our physical facilities and inventory, but also for our employees, customers, and the surrounding public. Every licensed facility has strict and limited access controls, thorough video surveillance coverage, and burglar alarms linked to our remote security monitoring service, as well as newly implemented loss prevention policy and procedure. These controls are supported by professionally certified on-site security personnel in certain instances.

•

Inventory: We maintain inventory control and reporting systems that document the present location, amount, and a description of all cannabis and cannabis products at all facilities. The traceability of cannabis goods is maintained using the California’s “Track-and-Trace” system, METRC, our point-of-sales system, TREEZ, which provides application programming interface with METRC, and our integrated enterprise resource planning system (“ERP”), Odoo. We conduct regular continuous cycle counts in addition to both quarterly and annual manual inventory reconciliations, in accordance with regulations and best practices.

Operational Compliance

Internal audits are conducted monthly in the normal course across all active licenses. These audits allow us to identify and monitor our strengths and weaknesses, highlighting continuous opportunities for improvement. These internal audits also provide us with an opportunity to reinforce best practices and to institute changes in areas that are identified as opportunities for improvement. The information discovered and obtained during these internal audits is used to improve the compliance programs, when necessary, by revising practices, strengthening training, and establishing better issue-spotting and reporting processes. The focus of our internal compliance audit is to ensure we are compliant with both state and local laws and regulations and internal policies and procedures. Internal audits may be delayed or completed remotely by video from time to time as a result of COVID-19 precautions.

Big Data Analysis

We have invested in a highly scalable data architecture and platform built using leading technologies and tools. By extracting data from our ERP software, point-of-sales software, and the California METRC track and trace system and subsequently organizing it in our data warehouse, we have enabled critical data and insights for our compliance efforts. Our data warehouse secures and stores all data and transactions at frequent intervals, allowing extensive access and analysis to information that is current. We have the ability to understand precise movement of inventory or dollars, past or present, required for review or due diligence as related to compliance requirements or inquiries. We are using this data infrastructure proactively to track, monitor and reconcile inventory levels and for ongoing reconciliation with METRC.

Ongoing Compliance

We pride ourselves on a robust internal compliance program encompassing both the compliance measures described above as well as monitoring compliance with U.S. state law on an ongoing basis. Key to those compliance efforts is the employment of individuals dedicated to monitoring California law for changes and updates to statutes and regulations, both at the state level and the local level, that impact business operations. Currently, we employ five individuals whose job function includes some aspect of compliance. Further, we employ a government relations employee whose primary job function is to monitor the changing landscape of state and local law while employing an external consultant and two external law firms that assist in the monitoring, notification, and interpretation of any changes. Additionally, we currently implement and maintain standard operating procedures (“SOPs”) that are designed for monitoring compliance with California law on an ongoing basis. These SOPs include regular review of current and anticipated statutes, regulations, and ordinances and the training of employees to maintain compliance with California law.

In addition to the internal compliance team and the consultants and law firms described above, we also engage local regulatory compliance counsel and consultants in the jurisdictions in which it operates. Such counsel regularly provides legal advice to us regarding compliance with state and local laws and regulation and our legal and compliance exposures under United States federal law.

ITEM 1A. RISK FACTORS.

RISK FACTOR SUMMARY

Our business is subject to a number of risks and uncertainties of which you should be aware before making a decision to invest in our Common Shares. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary; and other risks we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Annual Report and our other filings with the SEC, before making a decision to invest in our Common Shares. These risks include, among others, the following:

•	Each of TPCO and Gold Flora have a history of losses, and the combined company (or TPCO if the Business Combination is not consummated) may never achieve profitability or generate positive cash flow.
•	Cannabis continues to be a controlled substance under the CSA.
•	The approach to the enforcement of Regulated Cannabis laws may be subject to change or may not proceed as previously outlined.
•	The Company may be subject to applicable anti-money laundering laws and regulations.
•	The Company may have difficulty accessing the services of banks, which may make it difficult to operate its business.
•	The Company may have difficulty accessing public and private capital.
•	The Company may be subject to the risks associated with governmental approvals, permits and compliance with applicable laws.
•	There may be difficulty with the enforceability of contracts.
•	Certain jurisdictions currently prohibit public company of cannabis businesses.
•	Political uncertainty may have an adverse impact on the Company’s operating performance and results of operations.
•	Significant failure or deterioration of the Company’s quality control systems may adversely impact the Company.
•	The Company may be subject to product liability claims.
•	Controversy surrounding vaporizers and vaporizer products may materially and adversely affect the market for vaporizer products and expose the Company to litigation and additional regulation.
•	The Company faces competition from the illegal cannabis market.
•	The Company may be subject to environmental regulations and risks.
•	The Company is reliant on its management team.
•	Potential future sales of shares could adversely affect prevailing market prices for the Common Shares.
•	Limited market for our securities.
•

If we fail to comply with the rules under Sarbanes-Oxley related to accounting controls and procedures in the future, or, if we discover further material weaknesses or other deficiencies in our internal control over financial reporting or we fail to maintain effective disclosure controls and procedures, our stock price could decline significantly and raising capital could be more difficult.

•	Risks associated with recent or future acquisitions.
•

Competition in the cannabis industry is intense and increased competition by larger and better-financed competitors could materially and adversely affect the business, financial condition and results of operations of the Company.

•	The cannabis industry is difficult to forecast.
•	The Company may be subject to the risk of litigation.
•	The Company may be subject to risks related to information technology systems, including cyberattacks.
•

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
•

The Company may be required to take further write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on the financial condition, results of operations and Common Share price, which could cause investors to lose some or all of their investment.

RISK FACTORS

An investment in the Company involves a number of risks. In addition to the other information contained in this Annual Report, investors should give careful consideration to the following risk factors. Any of the matters highlighted in these risk factors could adversely affect our business and financial condition, causing an investor to lose all, or part of, its, his or her investment. The risks and uncertainties described below are those we currently believe to be material, but they are not the only ones we face. If any of the following risks, or any other risks and uncertainties that we have not yet identified or that we currently consider not to be material, actually occur or become material risks, our business, prospects, financial condition, results of operations and cash flows and consequently the price of our securities could be materially and adversely affected.

Risks Related to the Business Combination with Gold Flora

Each of TPCO and Gold Flora have a history of losses, and the combined company may never achieve profitability or generate positive cash flow.

TPCO had operating losses for the year ended December 31, 2022 of $242,938,787 (including an impairment loss of $130,566,825) and an operating loss of $733,885,024 (including an impairment loss of $575,498,897) for the year ended December 31, 2021. Gold Flora had operating losses for the year ended December 31, 2022 of $11,309,936 (including an impairment loss of $Nil) and an operating loss of $6,062,218 (including an impairment loss of $Nil) for the year ended December 31, 2021. The combined may never achieve profitability or generate positive cash flow, which could cause the combined company to curtail its operations and could adversely affect your investment.

Failure to consummate the Business Combination in a timely manner could negatively impact the prospects for the combined company and leave it with less cash to execute on its business plan.

The business of the combined company is expected to be dependent upon having a sufficient cash runway to execute on the potential synergies of the combined company so that it becomes cash flow positive. Due to the historical losses and cash burn of each of TPCO and Gold Flora, the longer it takes to complete the Business Combination, the less of a runway the combined company is expected to have to become cash flow positive, and this may increase the probability that the combined company will need to seek additional financing, which may not be available on acceptable terms, or at all.

 The Business Combination Agreement contains restrictive covenants, which may adversely limit management’s discretion in operating our business.

The Business Combination Agreement contains restrictive covenants that may potentially impair the discretion of our management with respect to certain business matters. These covenants place restrictions on, among other things, our ability to make any material change to the nature of our business, to pay distributions or make certain other payments, to create liens or encumbrances, to issue securities, or to take on indebtedness not permitted by the Business Combination Agreement and to sell or otherwise dispose of certain assets. A failure to comply with these terms, if not cured or waived, could result in a breach of the Business Combination Agreement.

There can be no assurance that the Business Combination will not be terminated by TPCO or Gold Flora in certain circumstances.

Each of TPCO and Gold Flora has the right, in certain circumstances, in addition to termination rights relating to the failure to satisfy the conditions of closing, to terminate the Business Combination. Accordingly, there can be no certainty, nor can TPCO provide any assurance that the Business Combination will not be terminated by either by TPCO or Gold Flora prior to the completion of the Business Combination. The Business Combination Agreement also includes termination amounts payable if the Business Combination Agreement is terminated in certain circumstances. Additionally, any termination will result in the failure to realize the expected benefits of the Business Combination in respect of the operations and business of TPCO and Gold Flora.

The termination amounts provided under the Business Combination Agreement may discourage other parties from attempting to acquire TPCO or Gold Flora.

Under the terms of the Business Combination Agreement, TPCO is required to pay to Gold Flora $4 million if the Business Combination Agreement is terminated in certain specified circumstances, including if TPCO enters into certain alternative transactions. This termination fee may discourage other parties from attempting to acquire Common Shares or otherwise make any acquisition proposal to TPCO, even if those parties would otherwise be willing to offer greater value to TPCO shareholders than that offered by Gold Flora under the Business Combination Agreement.

Restrictions during the pending Business Combination that prevent TPCO from pursuing business opportunities could have an adverse effect on TPCO.

Each of TPCO and Gold Flora are subject to customary non-solicitation provisions under the Business Combination Agreement, pursuant to which, the parties are restricted from soliciting, initiating or knowingly encouraging any acquisition proposal, among other things. The Business Combination Agreement also restricts them from taking specified actions until the Business Combination is completed without the consent of the other party. These restrictions may prevent TPCO or Gold Flora from pursuing attractive business opportunities that may arise prior to the completion of the Business Combination.

Potential payments to TPCO, Gold Flora and Stately shareholders who exercise dissent rights could have an adverse effect on the combined company’s financial condition or prevent the completion of the Business Combination.

TPCO, Gold Flora and Stately shareholders each have the right to exercise dissent rights and demand payment equal to the fair value of their shares or units, as applicable. If dissent rights are exercised in respect of a significant number of Common Shares, Gold Flora membership units or Stately common shares, substantial payments may be required to be made to such shareholders or members, which could have an adverse effect on the combined company’s financial condition and cash resources. Further, TPCO’s obligation to complete the Business Combination is conditioned on (i) no more than 6% of the outstanding Gold Flora units, and (ii) no more than 6% of the Stately common shares having exercised dissent rights with respect to the Business Combination that have not been withdrawn as of the effective date of the Business Combination. Likewise, Gold Flora’s obligation to complete the Business Combination is conditioned on no more than 6% of the Common Shares having exercised dissent rights with respect to the Business Combination that have not been withdrawn as of the effective date of the Business Combination. Accordingly, the Business Combination may not be completed if members of Gold Flora or shareholders of either TPCO or Stately exercise dissent rights in respect of more than 6% of their respective Gold Flora units, Common Shares or Stately common shares.

The combined company may experience difficulties integrating TPCO and Gold Flora’s operations and realizing the expected benefits of the Business Combination.

The success of the Business Combination will depend in part on the combined company’s ability to realize the expected operational efficiencies and associated cost synergies and anticipated business opportunities and growth prospects from combining TPCO and Gold Flora in an efficient and effective manner. The combined company not be able to fully realize the operational efficiencies and associated cost synergies or leverage the potential business opportunities and growth prospects to the extent anticipated or at all.

Challenges associated with the integration may include those related to retaining and motivating executives and other key employees, blending corporate cultures, eliminating duplicative operations, and making necessary modifications to internal control over financial reporting and other policies and procedures in accordance with applicable laws. Some of these factors are outside our control, and any of them could delay or increase the cost of our integration efforts.

The integration process could take longer than anticipated and could result in the loss of key employees, the disruption of ongoing business, increased tax costs, inefficiencies, and inconsistencies in standards, controls, information technology systems, policies and procedures, any of which could adversely affect our ability to maintain relationships with employees, customers or other third parties, or our ability to achieve the anticipated benefits of the transaction, and could harm our financial performance. If the combined company is unable to successfully integrate certain aspects of the operations of TPCO and Gold Flora or experiences delays, the combined company may incur unanticipated liabilities and expenses, and be unable to fully realize the potential benefit of the revenue growth, synergies and other anticipated benefits resulting from the Business Combination, and combined company’s business, results of operations and financial condition could be adversely affected.

We have incurred, and may continue to incur, significant Business Combination-related costs and integration costs in connection with the Business Combination with Gold Flora.

The pendency of the Business Combination may cause disruption in our business.

The preparation for the Business Combination and the subsequent integration with Gold Flora’s business is expected to place a significant burden on our management and internal resources. The diversion of management’s attention away from day-to-day business concerns and any difficulties encountered in the transition and integration process could adversely affect our business, results of operations and financial condition.

The pendency of the Business Combination could cause disruptions to our business or business relationships, which could have an adverse impact on our results of operations. Parties with which we have business relationships, including customers, employees, business partners or suppliers, third-party service providers and third-party distribution channels, may be uncertain as to the future of such relationships and may delay or defer certain business decisions, seek alternative relationships or seek to alter their present business relationships with us

We will incur significant costs, expenses and fees for professional services and other transaction costs in connection with the Business Combination, which we expect to continue as we seek regulatory and other approvals to complete the Business Combination. The substantial majority of these costs will be non-recurring expenses relating to the Business Combination, and many of these costs are payable regardless of whether or not the Business Combination is consummated. Current and/or potential future litigation related to the Business Combination, could also prevent or delay the consummation of the Business Combination and result in significant costs and expenses.

Risks Related to the Industry and the Company’s Business

The Company has a history of losses and may not be able to achieve sustainable revenues and profitable operations.

The Company’s ability to carry out and implement its planned business objectives and strategies may be dependent upon, among other things, its ability to achieve sustainable revenues and profitable operations. Currently, the Company does not operate profitably and burns significant cash to run its business. In this regard, TPCO had operating losses for the year ended December 31, 2022 of $242,938,787 (including an impairment loss of $130,566,825) and an operating loss of $733,885,024 (including an impairment loss of $575,498,897) for the year ended December 31, 2021. Further, the capital markets are largely unhospitable to cannabis companies currently. There can be no assurance that the Company will be able to generate positive cash flow from its operations in the future, that additional capital or other types of financing will be available when needed, or that any such financing will be on terms favorable to the Company. If the Company is unable to achieve positive cash flow from its operations, its ability to carry out and implement its planned business objectives and strategies may be significantly delayed, limited, or may not occur.

Cannabis continues to be a controlled substance under the CSA.

Our primary activity is the sale of Adult-Use Cannabis pursuant to California law. However, this activity is not in compliance with the CSA. In addition to federal regulation, cannabis is also regulated at the state level in the United States. To the Company’s knowledge, as of December 31, 2022 there are a total of 38 states, plus the District of Columbia, Puerto Rico, Guam, the U.S. Virgin Islands and the Northern Mariana Islands that have legalized or decriminalized cannabis in some form (including hemp). Notwithstanding the permissive regulatory environment of cannabis at the state level, cannabis and THC continue to be categorized as controlled substances under the CSA and as such, violate federal law in the United States.

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

Violations of any U.S. federal laws and regulations could result in significant fines, penalties, administrative sanctions, convictions or settlements arising from civil proceedings conducted by either the U.S. federal government or private citizens, or criminal charges, including, but not limited to, disgorgement of profits, cessation of business activities or divestiture. This could have a material adverse effect on the Company, including its reputation and ability to conduct business, its holding (directly or indirectly) of cannabis licenses in the United States, the listing of its securities on the Exchange or other applicable exchanges, its financial position, operating results, profitability or liquidity or the market price of its Common Shares. In addition, it is difficult to estimate the time or resources that would be needed for the investigation of any such matters or its final resolution because, in part, the time and resources that may be needed are dependent on the nature and extent of any information requested by the applicable authorities involved, and such time or resources could be substantial.

The approach to the enforcement of Regulated Cannabis laws may be subject to change or may not proceed as previously outlined.

As a result of the conflicting views between states and the federal government regarding cannabis, investments in Regulated Cannabis businesses in the United States are subject to inconsistent legislation and regulation. The response to this inconsistency was addressed on August 29, 2013 when then Deputy Attorney General, James Cole, authored the 2013 Cole Memorandum (the “2013 Cole Memorandum”) addressed to all United States district attorneys acknowledging that notwithstanding the designation of cannabis as a controlled substance at the federal level in the United States, several U.S. states have enacted laws relating to cannabis for medical purposes.

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

In light of limited investigative and prosecutorial resources, the 2013 Cole Memorandum concluded that the DOJ should be focused on addressing only the most significant threats related to cannabis. States where Medical-Use Cannabis had been legalized were not characterized as a high priority. In March 2017, then newly appointed Attorney General Jeff Sessions again noted limited federal resources and acknowledged that much of the 2013 Cole Memorandum had merit; however, he disagreed that it had been implemented effectively and, on January 4, 2018, Attorney General Jeff Sessions authored the Sessions Memorandum, which rescinded all “previous nationwide guidance specific to marijuana enforcement,” including the 2013 Cole Memorandum. The Sessions Memorandum rescinded previous nationwide guidance specific to the prosecutorial authority of United States attorneys relative to cannabis enforcement on the basis that they are unnecessary, given the well-established principles governing federal prosecution that are already in place. Those principals are included in chapter 9.27.000 of the United States Attorneys’ Manual and require federal prosecutors deciding which cases to prosecute to weigh all relevant considerations, including federal law enforcement priorities set by the Attorney General, the seriousness of the crime, the deterrent effect of criminal prosecution, and the cumulative impact of particular crimes on the community.

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

Although the 2013 Cole Memorandum has been rescinded, one legislative safeguard for the Medical-Use Cannabis industry has historically remained in place: Congress adopted a so-called “rider” provision to the fiscal years 2015, 2016, 2017, 2018, 2019, 2020 and 2021. Consolidated Appropriations Acts (currently referred to as the “Joyce-Blumenauer Amendment”) to prevent the federal government from using congressionally appropriated funds to enforce federal cannabis laws against regulated Medical-Use Cannabis actors operating in compliance with state and local law. The Joyce-Blumenauer Amendment was renewed through the signing of the fiscal year 2022 omnibus bill, which extended the protections of the Amendment through December 16, 2022. The fiscal year 2023 spending package included the Joyce-Blumenauer rider, which extended the rider until fiscal year 2024.

However, should the Joyce-Blumenauer Amendment not be renewed upon expiration in subsequent spending bills, there can be no assurance that the federal government will not seek to prosecute cases involving medical cannabis businesses that are otherwise compliant with State law. Such potential proceedings could involve significant restrictions being imposed upon us.

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

In February 2014, the FinCEN issued the FinCEN Memorandum, which states that in some circumstances, it is possible for banks to provide services to cannabis related businesses without risking prosecution for violation of U.S. federal money laundering laws. It refers to supplementary guidance that Deputy Attorney General Cole issued to U.S. federal prosecutors relating to the prosecution of U.S. money laundering offenses predicated on cannabis- related violations of the CSA. It is unclear at this time whether the current administration will follow the guidelines of the FinCEN Memorandum.

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

Because cannabis remains illegal under U.S. federal law, those non-U.S. citizens employed at or investing in legal and licensed cannabis companies could face detention, denial of entry or lifetime bans from the United States for their business associations with U.S. cannabis businesses. Entry of non-U.S. citizens happens at the sole discretion of the U.S. Customs and Border Protection (“CBP”) officers on duty, and these officers have wide latitude to ask questions to determine the admissibility of a foreign national.

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

Since the use of cannabis is illegal under U.S. federal law, and in light of concerns in the banking industry regarding money laundering and other federal financial crime related to cannabis, businesses involved in the cannabis industry often have difficulty finding a bank willing to accept their business. Likewise, cannabis businesses have limited access, if any, to credit card processing services. As a result, cannabis businesses in the United States are to a significant degree cash-based. This complicates the implementation of financial controls and increases security issues. Given these operating conditions, burglaries are not uncommon in the cannabis industry, which can lead to safety and operational concerns that could have a material negative impact on our business.

The Company may have difficulty accessing public and private capital.

Commercial banks, private equity firms and venture capital firms have approached the cannabis industry cautiously to date. There is neither a broad nor deep pool of institutional capital that is available to cannabis license holders and license applicants. There can be no assurance that additional financing will be available to the Company when needed or on terms which are acceptable to the Company. The Company’s inability to raise financing to fund its business until it can become cash flow positive, may cause it to further curtail its operations and may have a material adverse effect upon the Company’s business, prospects, revenue, results of operation and financial condition.

There may be a restriction on deduction of certain expenses.

Section 280E of the United States Internal Revenue Code of 1986, as amended (the “Code”) generally prohibits businesses from deducting or claiming tax credits with respect to expenses paid or incurred in carrying on any trade or business if such trade or business (or the activities which comprise such trade or business) consists of trafficking in controlled substances (within the meaning of Schedule I and II of the CSA) which is prohibited by U.S. federal law or the law of any state in which such trade or business is conducted. Section 280E currently applies to businesses operating in the cannabis industry, irrespective of whether such businesses are licensed and operating in accordance with applicable state laws. The application of Code Section 280E generally causes such businesses to pay higher effective U.S. federal income tax rates than similar businesses in other industries due to the loss of certain deductions and credits. The impact of Code Section 280E on the effective tax rate of a cannabis business generally depends on how large the ratio of non-deductible expenses is to the business’s total revenues. The Company expects to continue to be subject to Code Section 280E. The application of Code Section 280E to the Company may adversely affect the Company’s profitability and, in fact, may cause the Company to operate at a loss when it would otherwise have a profit. While recent legislative proposals, if enacted into law, could eliminate or diminish the application of Code Section 280E to cannabis businesses, the enactment of any such law is uncertain. Accordingly, Code Section 280E may to apply to the Company indefinitely.

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

For the reasons set forth above, the Company’s existing operations in the United States, and any future operations or investments, may become the subject of heightened scrutiny by securities regulators, stock exchanges and other authorities in Canada and the United States. As a result, the Company may be subject to significant direct and indirect interaction with public officials. There can be no assurance that this heightened scrutiny will not in turn lead to the imposition of certain restrictions on the Company’s ability to invest or hold interests in other entities in the United States. or any other jurisdiction, or have consequences for its stock exchange listing or Canadian reporting obligations, in addition to those described herein. See “Risk Factors-Risks Related to the Industry and the Company’s Business - Cannabis continues to be a controlled substance under the CSA “.

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

CDS Clearing and Depositary Services Inc. (“CDS”) is Canada’s central securities depository, clearing and settling trades in the Canadian equity, fixed income and money markets. On February 8, 2018, following discussions with the Canadian Securities Administrators and recognized Canadian securities exchanges, the TMX Group, which is the owner and operator of CDS, announced the signing of a Memorandum of Understanding (“MOU”) with the Exchange, the Canadian Securities Exchange and the Toronto Stock Exchange confirming that it relies on such exchanges to review the conduct of listed issuers. The MOU notes that securities regulation requires that the rules of each of the exchanges must not be contrary to the public interest and that the rules of each of the exchanges have been approved by the securities regulators. Pursuant to the MOU, CDS will not ban accepting deposits of or transactions for clearing and settlement of securities of issuers with cannabis-related activities in the United States.

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

The constant evolution of laws and regulations affecting the cannabis industry could detrimentally affect the Company. The current and proposed operations of the Company are subject to a variety of local, state and federal cannabis laws and regulations relating to the manufacture, management, transportation, storage and disposal of cannabis, as well as laws and regulations relating to consumable products health and safety, the conduct of operations and the protection of the environment. These laws and regulations are broad in scope and subject to evolving interpretations, which could require the Company to incur substantial costs associated with compliance or alter certain aspects of its business plans. In addition, violations of these laws, or allegations of such violations, could disrupt certain aspects of the business plans of the Company and result in a material adverse effect on certain aspects of their planned operations. These laws and regulations are rapidly evolving and subject to change with minimal notice. Regulatory changes may adversely affect the Company’s profitability or cause it to cease operations entirely. The cannabis industry may come under the scrutiny or further scrutiny by the FDA, the SEC, the DOJ, the Financial Industry Regulatory Authority or other federal or applicable state or non-governmental regulatory authorities or self-regulatory organizations that supervise or regulate the production, distribution, sale or use of cannabis for medical or adult- use purposes in the United States. It is impossible to determine the extent of the impact of any new laws, regulations or initiatives that may be proposed, or whether any proposals will become law. The regulatory uncertainty surrounding the industry may adversely affect the business and operations of the Company, including without limitation, the costs to remain compliant with applicable laws and the impairment of its business or the ability to raise additional capital. In addition, the Company is not be able to predict the nature of any future laws, regulations, interpretations or applications, and it is possible that regulations may be enacted in the future that will be directly applicable to its business.

The Company may be subject to the risks associated with governmental approvals, permits and compliance with applicable laws.

Government approvals and permits are currently, and may in the future be, required in connection with the operations of the Company. To the extent such approvals are required and not obtained, the Company may be curtailed or prohibited from its production, manufacture sale of Medical-Use Cannabis and Adult-Use Cannabis or from proceeding with the development of its operations as currently proposed.

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

General political uncertainty may have an adverse impact on the Company’s operating performance and results of operations. In particular, the United States continues to experience significant political events that cast uncertainty on global financial and economic markets. It is presently unclear exactly what actions the Biden administration in the United States will implement that may affect the Company (beyond President Biden’s request for the Secretary of Health and Human Services and the Attorney General to initiate the administrative process to review how cannabis is scheduled under federal law) and if implemented, how these actions may impact the cannabis industry in the United States. Any actions taken by the United States administration may have a negative impact on the United States economies and on the businesses, financial conditions, results of operations and the valuation of United States cannabis companies, including the Company.

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

The increased usage of social media and other web-based tools used to generate, publish and discuss user-generated content and to connect with other users has made it increasingly easier for individuals and groups to communicate and share opinions and views in regard to issuers and their activities, whether true or not and the cannabis industry in general, whether true or not. Negative posts or comments about the Company or its properties on any social networking website could damage the Company’s reputation. In addition, employees or others might disclose non-public sensitive information relating to the Company’s business through external media channels. The continuing evolution of social media presents the Company with new challenges and risks.

Significant failure or deterioration of the Company’s or its supplier’s quality control systems may adversely impact the Company.

The quality and safety of the Company’s and its supplier’s products are critical to the success of its business and operations. As such, it is imperative that the Company’s and its supplier’s quality control systems operate effectively and successfully. Quality control systems can be negatively impacted by the design of the quality control systems, the quality training program, and adherence by employees to quality control guidelines. Although the Company strives to ensure that it and any of its service providers have implemented and adhere to high caliber quality control systems, any significant failure or deterioration of such quality control systems could have a material adverse effect on the Company’s business, financial condition, results of operations or prospects.

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

Cultivators, manufacturers and distributors of products are sometimes subject to the recall or return of their products for a variety of reasons, including product defects, such as contamination, unintended harmful side effects or interactions with other substances, packaging safety and inadequate or inaccurate labeling disclosure. If any of the products produced or sold by the Company are recalled due to an alleged product defect or for any other reason, the Company could be required to incur the unexpected expense of the recall and any legal proceedings that might arise in connection with the recall and may lose a significant amount of sales and may not be able to replace those sales at an acceptable margin or at all. Additionally, if one of the products produced by the Company were subject to recall, the image of that product and the Company could be harmed. A recall for any of the foregoing reasons could lead to decreased demand for products produced by the Company and could have a material adverse effect on the business, results of operations and financial condition of the Company.

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

The Company is reliant on key inputs.

The cannabis business is dependent on a number of key inputs and their related costs including raw materials and supplies related to growing operations, as well as electricity, water and other local utilities. Any significant interruption or negative change in the availability or economics of the supply chain for key inputs, including as a result of the COVID-19 pandemic or future pandemics, could materially impact the business, financial condition, results of operations or prospects of the Company. In this regard, California, which is where all the cannabis used in our products is grown save for limited out-of-state partnerships, has experienced significant droughts recent years, and may experience droughts in the future. Drought conditions may increase our costs and adversely affect the growing operations of our suppliers.

In addition, some of the inputs for our products may only be available from a single supplier or a limited group of suppliers. If a sole source supplier of specific cannabis genetics or other inputs was to go out of business, the Company might be unable to find a replacement for such source in a timely manner or at all. If a sole source supplier were to be acquired by a competitor, that competitor may elect not to sell to the Company in the future. Any inability to secure a replacement for such source in a timely manner or at all could have a material adverse effect on the business, financial condition, results of operations or prospects of the Company.

The pricing of raw materials used in our products and some of our products can be extremely volatile, which may have a material adverse effect on our financial result.

We purchase and sell certain raw materials used in our products. The pricing of these raw materials has been extremely volatile. For example, the price of both flower and distilled cannabis (oil) has fluctuated significantly and, in particular, decreased significantly in 2022. This volatility may be disruptive to our supply chain and have an adverse effect on our financial results.

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

As discussed above in “Item 1. Business-Description of the Business-Social Equity,” concurrent with the closing of the Qualifying Transaction, the Company launched a new social equity venture fund focused on investing in Black and other people-of-color cannabis entrepreneurs with a planned $10,000,000 investment over time and a planned annual contribution of at least 2% of our net income. The social equity fund identifies, conducts diligence on, and invests in such entrepreneurs as a means of directly impacting the issues of social equity and diversity in the cannabis industry. The social equity fund was initially seeded with $10,000,000 from the Company’s balance sheet, with a planned annual contribution of at least 2% of the Company’s net income. Through December 31, 2022, we have invested approximately $1,300,000in three investments being Stanton Brands (d/b/a Josephine & Billie’s), Peakz LLC and Digistrains. While the Company makes social equity fund investments with the intent of making a profit, investments in businesses, particularly the smaller businesses in which the social equity fund has invested and expects to invest in future, is risky, and the Company could lose some or all of the capital it invests in these businesses.

Controversy surrounding vaporizers and vaporizer products may materially and adversely affect the market for vaporizer products and expose the Company to litigation and additional regulation.

There have been a number of highly publicized cases involving lung and other illnesses and deaths that appear to be related to vaporizer devices and/or products used in such devices (such as vaporizer liquids). The controversy surrounds the vaporizer devices, the manner in which the devices were used and the related vaporizer device products-THC, nicotine, other substances in vaporizer liquids, possibly adulterated products and other illegal unlicensed cannabis vaporizer products. Some states and cities in the United States have already taken steps to prohibit the sale or distribution of vaporizers, restrict the sale and distribution of such products or impose restrictions on flavors or use of such vaporizers. This trend may continue, accelerate and expand.

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

Any sales of substantial numbers of the Common Shares in the public market or the exercise of significant amounts of the Warrants or the perception that such sales or exercise might occur may cause the market price of the Common Shares to decline. On January 28, 2022, the Company entered into lock-up agreements (collectively, the “Lock-Up Agreements”) with certain members of the Company’s leadership team and the entire board of directors (collectively, the “Stockholders”) covering over approximately 35% of the total issued and outstanding Common Shares (the “Lock-Up Shares”). Pursuant to the Lock-Up Agreements, each of the Stockholders has agreed that, subject to certain exceptions, until January 28, 2023, such Stockholder (and any entity or person controlled by Stockholder) will not without the written consent of the Company, among other things, sell, pledge, grant any option, right or warrant for the sale of, or otherwise lend, transfer, assign or dispose of any Locked-up Shares, or enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of any such Locked-up Shares. The Lock-Up Agreements shall not apply to holders of the Lock-Up Shares to the extent (i) any company with US cannabis operations (specifically operations that handle Tetrahydrocannabinol) is permitted to be listed on any senior US exchange, including the NYSE or Nasdaq, (ii) the trading price of the Common Shares on the Exchange, or any other applicable stock exchange, exceeds US$10.00 at the close of any trading day or (iii) the holder of the Lock-Up Shares cease to be a director, officer or employee of the Company, as applicable. The market price of the Common Shares could be adversely affected upon the expiration of the Lock-Up Agreements.

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

Pursuant to the terms of the warrant agency agreement between the Company and Odyssey Trust Company, as warrant agent, dated July 16, 2019 (the “Warrant Agreement”), the Warrants became exercisable on March 22, 2021 at an exercise price of $11.50 per Common Share and expire on January 15, 2026. There is no guarantee that the Warrants will ever be in-the-money prior to their expiration, and as such, the Warrants may expire worthless.

Financial reporting obligations of being a public company in Canada and the United States are expensive and time-consuming, and our management will be required to devote substantial time to compliance matters.

As a public company, we are subject to the reporting requirements of applicable securities rules and regulations of Canadian securities regulators and other requirements in Canada. Complying with these rules and regulations increases our legal and financial compliance costs, makes some activities more difficult, time-consuming and costly, and increases demand on our systems and resources. In addition, the obligations of being a public company in the United States require significant expenditures and place significant demands on our management and other personnel, including costs resulting from public company reporting obligations under the Exchange Act and the rules and regulations regarding corporate governance practices, including those under the Sarbanes-Oxley Act of 2002, as amended (“Sarbanes-Oxley”) and the Dodd-Frank Wall Street Reform and Consumer Protection Act. These rules require the establishment and maintenance of effective disclosure controls and procedures and internal control over financial reporting among many other complex rules that are often difficult to implement, monitor and maintain compliance with. Moreover, despite recent reforms made possible by the Jumpstart Our Business Startups Act of 2012 (“ JOBS Act”), the reporting requirements, rules and regulations will make some activities more time-consuming and costly, particularly after we are no longer deemed an “emerging growth company” or a “smaller reporting company.” In addition, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. Our management and other personnel will need to devote a substantial amount of time to ensure that we comply with all of these requirements and to keep pace with new regulations, otherwise we may fall out of compliance and risk becoming subject to litigation, among other potential problems. Compliance with these rules and regulations could also make it more difficult for us to attract and retain qualified members of our Board.

We have identified a material weakness in our internal control over financial reporting. If we fail to comply with the rules under Sarbanes-Oxley related to accounting controls in the future, or, if we discover further material weaknesses or other deficiencies in our internal control over financial reporting or we fail to maintain effective disclosure controls and procedures, our stock price could decline significantly and raising capital could be more difficult.

Pursuant to Rule 13a-15(c) under the Exchange Act, beginning with this Annual Report, we will be required to conduct annual management assessments of the effectiveness of our internal control over financial reporting. The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

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

Prior to closing our Qualifying Transaction and various subsequent acquisitions, our acquired operating subsidiaries were private companies with limited accounting personnel to adequately execute our accounting processes and lacked other supervisory resources with which to address our internal control over financial reporting. While we and our independent registered public accounting firm did not and were not required to perform an audit of our internal control over financial reporting with respect to 2021, in connection with the audit of our 2021 consolidated financial statements, we and our independent registered public accounting firm identified control deficiencies in the design and operation of our internal control over financial reporting that constituted a material weakness (See Item 9A. Controls and Procedures). We did not design or maintain an effective control environment commensurate with financial reporting requirements. Specifically, we lack a sufficient number of adequately skilled professionals to appropriately analyze, record and disclose accounting matters timely and accurately while maintaining appropriate segregation of duties. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Despite the efforts we have undertaken, we have not yet remediated this material weakness.  We cannot assure you that the additional measures we expect to take in the future will be sufficient to remediate the material weakness we identified or avoid the identification of additional material weaknesses in the future. If the steps we take do not remediate the material weakness in a timely manner, there could continue to be a reasonable possibility that this material weakness or other control deficiencies could result in a material misstatement of our annual or interim financial statements that would not be prevented or detected on a timely basis, which could in turn cause our stock price to decline significantly and make raising capital more difficult. If we fail to remediate our material weakness, identify future material weaknesses in our internal control over financial reporting or fail to meet the demands that will be placed upon us as a public company, including the requirements of Sarbanes-Oxley, we may be unable to accurately report our financial results or report them within the timeframes required by law or stock exchange regulations. Failure to comply with Section 404 of Sarbanes-Oxley could also potentially subject us to sanctions or investigations by the SEC or other regulatory authorities. If additional material weaknesses exist or are discovered in the future, and we are unable to remediate any such material weakness, our reputation, results of operations and financial condition could suffer.

General Risks

Financial projections may prove materially inaccurate or incorrect.

The Company has on occasion provided financial projections and other forward-looking information. Such forward-looking information or statements are based on assumptions regarding future events that may or may not occur. Projections are inherently subject to varying degrees of uncertainty, and their achievability depends on the timing and probability of a complex series of future events. There is no assurance that the assumptions upon which these projections are based will be realized. Accordingly, investors should not rely on any projections to indicate the actual results we might achieve. For example, on March 31, 2022, we announced that, subject to any opportunistic partnership or acquisition transactions, we had set a goal to maintain a minimum cash balance of approximately $100 million at 2022 year end and to pivot to generating positive cash flow in fiscal year 2023. On November 14, 2022, we announced that we may slightly deviate from our objective of maintaining a minimum of $100 million cash balance at December 31, 2022, and as of December 31, 2022, we had a cash balance of $93,697,529.

The Company’s use of joint ventures, strategic partnerships and alliances may expose the Company to risks associated with jointly owned investments.

The Company may operate parts of the business through joint ventures and strategic partnerships and alliances with other companies. Joint venture investments may involve risks not otherwise present in investments made solely by the Company, including: (i) the Company may not control the joint ventures; (ii) the joint venture partners may not agree to distributions that the Company believes are appropriate; (iii) where the Company does not have substantial decision-making authority, the Company may experience impasses or disputes with such joint venture partners on certain decisions, which could require the Company to expend additional resources to resolve such impasses or disputes, including litigation or arbitration; (iv) the Company’s joint venture partners may become insolvent or bankrupt, fail to fund their share of required capital contributions or fail to fulfil their obligations as a joint venture partner; (v) the arrangements governing the Company’s joint ventures may contain certain conditions or milestone events that may never be satisfied or achieved; (vi) the Company’s joint venture partners may have business or economic interests that are inconsistent with the Company’s interests and may take actions contrary to the Company’s interests; (vii) the Company may suffer losses as a result of actions taken by the Company’s joint venture partners with respect to the Company’s joint venture investments; and (viii) it may be difficult for the Company to exit a joint venture if an impasse arises or if the Company desires to sell its interest for any reason. Any of the foregoing risks could have a material adverse effect on the Company’s business, financial condition and results of operations. In addition, the Company may, in certain circumstances, be liable for the actions of our joint venture partners.

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

The Company faces intense competition from other companies, some of which can be expected to have longer operating histories and greater financial resources and experience than the Company. Increased competition by larger and better financed competitors could materially and adversely affect the business, financial condition, results of operations or prospects of the Company. Because of the early stage of the industry in which the Company operates, the Company expects to face additional competition from new entrants. To become and remain competitive, the Company will require research and development, marketing, sales and support. The Company may not have sufficient resources to maintain research and development, marketing, sales and support efforts on a competitive basis which could materially and adversely affect the business, financial condition, results of operations or prospects of the Company.

The cannabis industry is difficult to forecast.

The Company must rely largely on its own market research to forecast sales as detailed forecasts are not generally obtainable from other sources at this early stage of the industry. The California cannabis industry experienced an unprecedented decline in the average price per pound of cannabis biomass throughout 2022, making historical data less reliable. If the Company’s forecasts are not accurate as a result of competition, biomass commoditization, integration, deal-execution, technological change, change in the regulatory or legal landscape, change in consumer behavior, or other factors, including the impact of the COVID-19 pandemic, the business, results of operations, financial condition or prospects of the Company may be adversely affected. See “General Risk Factors - Financial projections may prove material inaccurate or incorrect”.

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

As part of the Company’s overall business strategy, it may in the future pursue strategic acquisitions, which could provide additional product offerings, integrations, additional industry expertise or a stronger industry presence in both existing and new jurisdictions. Future acquisitions may expose us to potential risks, including risks associated with: (i) the integration of new operations, services and personnel; (ii) unforeseen or hidden liabilities; (iii) the diversion of resources from our existing interests and business; (iv) potential inability to generate sufficient revenue to offset new costs; (v) the expenses of acquisitions; or (vi) the potential loss of or harm to relationships with both employees and existing users resulting from our integration of new businesses. In addition, any proposed acquisitions may be subject to regulatory approval.

The Company may invest in cannabis companies, including pre-revenue companies, that may not be able to meet anticipated revenue targets in the future.

The Company may make investments in companies with no significant sources of operating cash flow and no revenue from operations. Investments in such companies will be subject to risks and uncertainties that new companies with no operating history may face. In particular, there is a risk that our investment in these pre-revenue companies will not be able to meet anticipated revenue targets or will generate no revenue at all. The risk is that underperforming pre-revenue companies may lead to these businesses failing, which could have a material adverse effect on our business, prospects, revenue, results of operation and financial condition.

The Company may be subject to risks related to information technology systems, including cyber-attacks.

The Company’s operations depend, in part, on how well it and its suppliers protect networks, equipment, information technology systems and software against damage from a number of threats, including, but not limited to, cable cuts, damage to physical plants, natural disasters, intentional damage and destruction, fire, power loss, ransomware, hacking, computer viruses, vandalism and theft. The Company’s operations also depend on the timely maintenance, upgrade and replacement of networks, equipment, information technology systems and software, as well as pre-emptive expenses to mitigate the risks of failures. Any of these and other events could result in information system failures, delays, theft and/or increase in capital expenses. The failure of information systems or a component of information systems could, depending on the nature of any such failure, adversely impact the Company’s reputation and results of operations. The Company has not experienced any material losses to date relating to cyber-attacks or other information security breaches, but there can be no assurance that the Company will not incur such losses in the future. The Company’s risk and exposure to these matters cannot be fully mitigated because of, among other things, the evolving nature of these threats. As a result, cyber security and the continued development and enhancement of controls, processes and practices designed to protect systems, computers, software, data and networks from attack, damage or unauthorized access is a priority. As cyber threats continue to evolve, the Company may be required to expend additional resources to continue to modify or enhance protective measures to investigate and remediate any security vulnerabilities or purchase additional or more expensive insurance.

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

As long as cannabis remains illegal under U.S. federal law as a Schedule I controlled substance pursuant to the CSA, the benefit of certain U.S. federal laws and protections which may be available to most businesses, such as federal trademark and patent protection regarding the intellectual property of a business, may not be available to the Company. For example, in the United States, registered federal trademark protection is only available for goods and services that can be lawfully used in interstate commerce; the U.S. Patent and Trademark Office is not currently approving any trademark applications for cannabis, or certain goods containing U.S. hemp-derived CBD (such as dietary supplements and food) until the FDA and the USDA provide clearer guidance on the regulation of such products. As a result, the Company’s intellectual property may not be adequately or sufficiently protected against the use or misappropriation by third parties. In addition, since the regulatory framework of the cannabis industry is in a constant state of flux, the Company can provide no assurance that it will obtain any protection of its intellectual property, whether on a federal, provincial, state or local level, despite its diligent and consistent efforts to so do. While many states do offer the ability to protect and register trademarks independent of the federal government, and Courts have recognized the legal validity of common law rights in cannabis-business trademarks, such common law rights and state-registered trademarks provide a lower degree of protection than would federally registered marks as the rights provided are state-by-state and not nationwide and are dependent on use rather than intent to use. Additionally, patent protection is wholly unavailable on a state level.

The Company’s intellectual property rights may be invalid or unenforceable under applicable laws, and the Company may be unable to have issued or registered, and unable to enforce, its intellectual property rights.

The laws and positions of intellectual property offices administering such laws regarding intellectual property rights relating to cannabis and cannabis- related products are constantly evolving, and there is uncertainty regarding which countries will permit the filing, prosecution, issuance, registration and enforcement of intellectual property rights relating to cannabis and cannabis-related products. The Company’s ability to obtain registered trademark protection for cannabis and cannabis-related goods and services (including hemp and hemp-related goods and services), may be limited in certain countries, including the United States, where registered federal trademark protection is currently unavailable for trademarks covering the sale of cannabis products or certain goods containing U.S. hemp-derived CBD (such as dietary supplements and foods) until the FDA provides clearer guidance on the regulation of such products. Accordingly, the Company’s ability to obtain intellectual property rights or enforce intellectual property rights against third- party uses of similar trademarks may be limited.

Moreover, in any infringement proceeding, some or all of the Company’s current or future trademarks, patents or other intellectual property rights or other proprietary know-how, or arrangements or agreements seeking to protect the same for the Company’s benefit, may be found invalid, unenforceable, anti- competitive or not infringed. An adverse result in any litigation or defense proceedings could put one or more of the Company’s current or future trademarks, patents or other intellectual property rights at risk of being invalidated or interpreted narrowly and could put existing intellectual property applications at risk of not being issued. Any or all of these events could materially and adversely affect the Company’s business, financial condition and results of operations.

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

The Company may be subject to the risks associated with fraudulent or illegal activity by its employees, contractors, third-party partners and consultants.

The Company is exposed to the risk that its employees, independent contractors, third-party partners and consultants may engage in fraudulent or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent unauthorized conduct that violates: (i) government regulations, including regulations of the DCC; (ii) manufacturing standards; (iii) federal, state and provincial healthcare fraud and abuse laws and regulations; (iv) laws that require the true, complete and accurate reporting of financial information or data; or (v) contractual arrangements, including confidentiality requirements. It may not always be possible for the Company to identify and deter misconduct by its employees and other third parties, and the precautions taken by the Company to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting the Company from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with applicable laws or regulations or contractual requirements. If any such actions are instituted against the Company, and it is not successful in defending itself or asserting its rights, those actions could have a significant impact on the Company’s business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of the Company’s operations, any of which could have a material adverse effect on the Company’s business, financial condition, results of operations or prospects.

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

A novel strain of coronavirus (COVID-19) was reported to have surfaced in December 2019, and has since spread globally, including to every state in the United States. While the impacts of COVID-19 have lessened in recent months, the outbreak of COVID-19 severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. Many countries, including Canada and the United States, reacted to COVID-19 by instituting quarantines, mandating business and school closures and restricting travel. As a result, the COVID-19 pandemic has negatively impacted many industries directly or indirectly, including the Regulated Cannabis industry. The Company has developed policies and procedures to contain the spread of COVID-19, but experienced multiple outbreaks at certain facilities during 2022. Future outbreaks of COVID-19 (or future pandemics) could have material and adverse effects on the Company’s operations, performance, financial condition, results of operations and cash flows due to, among other factors:

•	a complete or partial closure of, or other operational issues at, one or more of the Company’s businesses resulting from government actions;
•

the temporary inability of consumers and patients to purchase the Company’s cannabis products due to a number of factors, including but limited to illness, dispensary closures or limitations on operations (including but not limited to shortened operating hours, social distancing requirements and mandated “curbside only” pickup), quarantine, financial hardship, and “stay at home” orders, could severely impact the Company’s businesses, financial condition and liquidity;

•

difficulty accessing equity and debt capital on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may affect the Company’s access to capital necessary to fund business operations;

•	workforce disruptions for the Company, as a result of infections, quarantines, stay at home orders or other factors, could result in a material reduction in the Company’s sales capacity;
•	restrictions on public events for the regulated cannabis industry limit the opportunity for the Company to market and sell its products and promote its brands;
•	increased cyber security threats due to the increased volume of employees working remotely and using online video-conferencing and collaborative platforms; and
•

the potential negative impact on the health of the Company’s personnel, particularly if a significant number of them are impacted, would result in a deterioration in the Company’s ability to ensure business continuity during a disruption.

The extent to which COVID-19 (or future pandemics) impacts the Company’s operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of new outbreaks, the impact of new variants of COVID-19, the actions taken to contain the outbreak or mitigate its impact, and the direct and indirect economic effects of the outbreak and containment measures, among others.

Global or U.S. financial conditions and future economic shocks may impair the Company’s financial condition.

Future economic shocks may be precipitated by a number of causes, including a rise in the price of oil, geopolitical instability, pandemics or outbreaks of new infectious diseases or viruses and natural disasters. Any sudden or rapid destabilization of global or U.S. economic conditions or future pandemics, could impact the Company’s ability to obtain equity or debt financing in the future on terms favorable to the Company’s. Weakened or declining economic conditions could be caused by a number of factors, including high interest rates, rising inflation, the government closure of Silicon Valley Bank and Signature Bank and liquidity concerns at other financial institutions. Additionally, any such occurrence could cause decreases in asset values that are deemed to be other than temporary, which may result in impairment losses. The Company may have difficultly accessing the services of banks, which may make it difficult to operating its business. In such an event, the Company’s operations and financial condition could be adversely impacted.

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

We have recently experienced a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability due to the ongoing military conflict between Russia and Ukraine. Our business, financial condition, and results of operations may be materially adversely affected by the negative impact on the global economy and capital markets resulting from the conflict in Ukraine or any other geopolitical tensions.

United States and global markets experienced volatility and disruption following the escalation of geopolitical tensions and the start of the military conflict between Russia and Ukraine. On February 24, 2022, a full-scale military invasion of Ukraine by Russian troops began. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine has led to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain disruptions.

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

The Company’s operations may be adversely affected by changes in the economic environment, including the rise in inflation and the increase in interest rates resulting from the tightening of monetary policy by the U.S. Federal Reserve in order to combat inflation.

The Company’s operations could be affected by the economic environment in which it operates should the unemployment level, interest rates or inflation reach levels that influence consumer trends and, consequently, impact the Company’s sales and profitability.

The Company has experienced or expects to experience inflationary impacts on key production inputs, wages and other costs of labor, packaging, equipment, services, delivery, and other business expenses due to inflationary pressures. Inflation and its negative impacts could escalate in future periods. In addition, rising interest rates due to the U.S. Federal Reserve's tightening of monetary policy could increase our costs.

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

The trading market for Common Shares will depend in part on the research and reports that securities or industry analysts publish about the Company or its business. If securities or industry analysts cease providing coverage on the Company, the trading price for Common Shares would be negatively impacted. Additionally, if one or more of the analysts who cover the Company downgrade Common Shares, which occurred at various points in 2022, or publish inaccurate or unfavorable research about the Company’s business, the Company’s trading price may decline. If one or more of these analysts cease coverage of the Company or fail to publish reports on the Company regularly, demand for Common Shares could decrease, which could cause the Common Share trading price and volume to decline.

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

Market prices for cannabis companies have at times been volatile and subject to substantial fluctuations. The stock market, from time-to-time, experiences significant price and volume fluctuations unrelated to the operating performance of particular companies, including as a result of the COVID-19 pandemic. Future announcements concerning the Company or its competitors, including those pertaining to financial results, financing arrangements, government regulations, developments concerning regulatory actions affecting the Company, litigation, additions or departures of key personnel, and economic conditions and political factors in the United States may have a significant impact on the market price of the Common Shares. In addition, there can be no assurance that the Common Shares will continue to be listed on the Exchange.

The market price of the Common Shares has fluctuated significantly. According to information provided by the Yahoo Finance, price range of the Common Shares on the OTCQX for the period from March 14, 2022 to March 10, 2023 was a low of $0.146 and a high of $1.362. The price of the Common Shares may continue to fluctuate significantly due to the Company’s financial results and other reasons, including those unrelated to the Company’s specific performance, such as reports by industry analysts, investor perceptions, regulatory developments (or lack thereof) or negative announcements by its competitors or suppliers regarding their own performance, as well as general economic and industry conditions. For example, to the extent that other large companies within its industry experience declines in their stock price, the share price of the Common Shares may decline as well. In addition, when the market price of a company’s shares drops significantly, shareholders often institute securities class action lawsuits against the company. A lawsuit against the Company could cause it to incur substantial costs and could divert the time and attention of its management and other resources.

The Company is dependent on equipment and skilled labor.

The ability of the Company to compete and grow will be dependent on it and the Company’s third-party partners having access, at a reasonable cost and in a timely manner, to skilled labor, equipment, parts and components. No assurances can be given that the Company or its third-party partners will be successful in maintaining its required supply of skilled labor, equipment, parts and components, including as a result of, among other things, a tight labor market and. It is also possible that the final costs of the major equipment contemplated by the Company’s capital expenditure plans may be significantly greater than anticipated by the Company’s management, and may be greater than the funds available to the Company, in which circumstance the Company may curtail, or extend the timeframes for completing, its capital expenditure plans. This could have an adverse effect on the business, financial condition, results of operations or prospects of the Company.

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

Although the Company conducted due diligence on each of Caliva, OGE and LCV prior to closing of their respective acquisitions the Company cannot assure that this diligence revealed all material issues that may be present in the businesses of Caliva and LCV, that it would be possible to uncover all material issues through a customary amount of due diligence or that factors outside of either party’s control will not later arise. As a result, the Company may be forced in the future to write down or write-off assets, restructure its operations or incur impairment or other charges that could result in losses. Even if due diligence successfully identified certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with the Company’s preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on the Company’s liquidity, the fact that charges of this nature are reported could contribute to negative market perceptions. In addition, charges of this nature may cause the Company to be unable to obtain future financing on favorable terms or at all. Furthermore, as part of the Company’s impairment tests as of December 31, 2022, the Company determined that current market conditions have resulted in a downward revision to its future cash flow estimates. Accordingly, the Company recorded non-cash impairment charges of $130,566,825 during the fiscal year ended December 31, 2022. In addition, the Company recorded impairment charges of $575,498,897 in the year ended December 31, 2021. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Non-Cash Impairment” in Part II of this Annual Report. There can be no assurance that the Company will not have to take additional impairment charges in the future.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

Our Facilities and Properties

Our principal executive and administrative offices are located at 1550 Leigh Avenue, San Jose, CA 95125. As of December 31, 2022, we leased 22 facilities in the State of California.

The following table sets for the information about our properties. We believe that our existing facilities are sufficient for our current needs. In the future, we may need to add new facilities and expand our existing facilities as we add employees, grow our infrastructure and evolve our business, and we believe that suitable additional or substitute space will be available on commercially reasonable terms to meet our future needs.

Location	Facilities Type	Approximate Square Footage	Lease Expiration Dates
Bellflower, California (9535 Artesia Blvd., 90706)	Dispensary/Retail Delivery	4,000	9/30/2027
Bellflower, California (9571 Artesia Blvd, 90706)	Parking Spaces	8 Parking Spaces	12/31/2023
Brisbane, California (101 South Hill Dr., 94005)	Retail Delivery/Distribution	19,150	9/30/2023
Ceres, California (4030 Farm Supply Drive, 95307)	Dispensary/Retail Delivery	3,400	4/1/2024
Concord, California (1847 Willow Pass, 94520)	Dispensary/Retail Delivery	4,100	8/1/2030
Costa Mesa, California (2800 Harbor Blvd., 92626)[1]	Dispensary/Retail Delivery	4,800	5/31/2032
Chula Vista, California (1664 Industrial Blvd., 91911)	Retail Delivery	9,604	6/30/2025
Culver City, California (5855 Green Valley Circle, Ste# 105, 90230)[2]	Retail Delivery	2,567	6/30/2023
Emeryville, California (5855 Beudry Street, 94608)	Retail Delivery	5,395	9/30/2028
Hanford, California (104 North Douty St., 93230)	Dispensary (Aug. 2021)/Retail Delivery/Administrative	7,370	9/30/2025
Hanford, California (10757 Energy Street, 93230)	Distribution	20,000	1/31/2028
Pasadena, California (3341 E. Colorado Blvd., 91107)	Dispensary/Retail Delivery	11,989	11/25/2030
San Jose, California (1695 S. 7th St., 95112)	Dispensary/Retail Delivery/Processing/Cultivation/Distribution/Manufacturing	110,000	9/30/2027
San Jose, California (92 Pullman Way, 95111)	Dispensary/Distribution	23,000	8/15/2031
San Jose, California (1550 Leigh Ave., 95125)	Headquarters	18,692	8/31/2023
San Jose, California (825 S. 5th St., 95112)	Storage	30,000	9/30/2027
Santa Barbara, California (819 Reddick Street, 93103)	Manufacturing/Distribution/Delivery	9,000	12/31/2026
Santa Barbara, California (1019 Chapala Street, 93101)	Retail Dispensary	6,300	3/31/2031
Stockton, California 7840 West Lane, 95210)	Dispensary/Retail Delivery	3,172	8/13/2028
Vallejo, California (128 Robles Way, 94591)	Dispensary/Retail Delivery	2,085	8/25/2025
West Hollywood, California (1155 N. La Brea Ave. 90038)	Dispensary/Retail Delivery	3,250	12/31/2023
West Los Angeles, California (2435 Military Avenue, Los Angeles, CA 90064)	Dispensary/Retail Delivery	12,	12/31/2027

_________________________

1 Lease to be terminated effective March 20, 2023

2 Lease assigned effective March 1, 2023

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information. The Common Shares and Warrants are listed on the Neo Exchange Inc. (the “Exchange”) under the trading symbols “GRAM” and “GRAM.WT.U”, respectively. The Common Shares and Warrants also trade-over-the counter in the United States on the OTCQX Best Market tier of the electronic over-the-counter marketplace operated by OTC Markets Group Inc. under the trading symbols “GRAMF” and “GRMWF”, respectively. Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

Shareholders. We had approximately 1,290 shareholders of record holding 107,516,333 shares as of December 31, 2022. This does not include shares held in the name of a broker, bank or other nominees (typically referred to as being held in “street name”).

Dividends. The Company has not declared any dividends or made any distributions. Furthermore, the Company has no current intention to declare dividends on its Common Shares in the foreseeable future. Any decision to pay dividends on its Common Shares in the future will be at the discretion of the Board and will depend on, among other things, the Company’s results of operations, current and anticipated cash requirements and surplus, financial condition, any future contractual restrictions and financing agreement covenants, solvency tests imposed by corporate law and other factors that the Board may deem relevant.

Recent Sales of Unregistered Securities

During the year ended December 31, 2022, we did not have any unregistered sales of equity securities, other than those previously reported on Form 8-K or Form 10-Q.

Purchases of Equity Securities by the Issuer and Affiliated Persons

We did not repurchase any of our equity securities during the fourth quarter of 2022.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION

This Management’s Discussion and Analysis (“MD&A”) should be read together with other information, including the Company’s audited consolidated financial statements and accompanying notes as of and for the years ended December 31, 2022 and 2021 included elsewhere in this Annual Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non- emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

BUSINESS OVERVIEW

We are a consumer-focused cannabis company based in the United States focused on the recreational and wellness markets. Our operations in California are focused on building winning brands supported by our omni-channel ecosystem. Our platform was designed to create the most socially responsible and culturally impactful cannabis company in the United States, producing consistent, well-priced products and culturally relevant brands that are distributed to third-party retailers as well as direct-to-consumer via our delivery service and strategically located storefront retail locations across California. A full portfolio of products and brands that appeal to a broad range of user groups, need-states and occasions, offered at many price points, and with various brand value propositions, are produced at a high caliber of quality. We believe our delivery and storefront retail outlets will allow us to achieve high gross-margins on many of our products, forge one-on-one relationships between our brands and consumers and collect proprietary consumer data and insights.

As part of our cost reduction initiatives, we recently took the following actions:

•

Pause of In-House Cultivation Activities. In mid-September 2022, we paused our in-house cultivation activities in response to the availability of lower cost flower that meets our quality specifications for our first party brands.

•

Sale of Bulk Wholesale Business. On October 31, 2022, we finalized the sale of our bulk wholesale business (SISU Extraction LLC) for $317,000 cash. In addition, the purchaser of our bulk wholesale business entered into a multi-strategic supply agreement providing us with the right, but not the obligation, to purchase cannabis oil and flower brokerage services from the business at preferred terms through October 2024.s.

•

Outsourcing of Manufacturing. During October 2022, product manufacturing was outsourced to third-party processors, which the Company expects will achieve an average of 27% cost savings on these products. In addition to margin improvement, we expect to benefit from strong R&D capabilities of its third-party processors to produce innovative products for our future.

•

Supply Chain. On November 18, 2022, we began our transformation of the supply chain team, moving from an internal distribution model to an external drop ship model to all TPCO stores and wholesale account stores. These changes began with the reduction of our labelling and serialization team, as all first party product began moving through NABIS, a leading cannabis wholesale platform in California, in mid-December 2022. By the end of 2022, we reduced the team of 43 to 12 FTEs, amounting to approximately $2.2 million in annualized payroll savings.

•

Optimization of Delivery Footprint. In response to changes to California’s cannabis delivery regulations to increase the allowed delivery “case pack value” limit that took effect in November 2022, we have acted to optimize our delivery footprint. Under prior regulations, delivery drivers were allowed to carry a maximum of $5,000 worth of product in a vehicle, of which a maximum of $3,000 of which was permitted to be product that was not part of an order made before the driver left the delivery depot. The new regulations have doubled the “case pack value” limit to $10,000, all of which can be product not part of a previously made order. In response to these new regulations, we have elected to dispose of select redundant delivery depot locations, including Culver City, Chula Vista and Sacramento operations, as many geographic regions can now be more efficiently managed. We continue to have a dedicated delivery depot in Brisbane. These dispositions resulted in $500,000 in gross sale proceeds and annual cost savings of $1.8 million.

•

Workforce Reduction. We continue to consolidate operational functions within the organization, which we expect to lead to further cost reductions overall. Including an estimated $4 million in annual payroll savings expected to be achieved by pausing cultivation in mid-September 2022. As of December 31, 2022, we had reduced our workforce by 40% from the beginning of 2022 and expect to realize annual payroll savings of approximately $17 million.

While we are focused on the recreational and wellness markets, a small portion (estimated to be less than 1%) of our revenues is derived Medical-Use Cannabis.

Our operational footprint spans production and manufacturing, brands, retail and delivery. Our management team and directors bring together deep expertise in cannabis, consumer packaged goods, investing and finance, from start-ups to publicly traded companies. We aim to leverage the collective industry experience of our management and directors.

Following our exit from the bulk wholesale business, we view our business as having one sales channel: omni-channel retail, comprised of brick and mortar retail, e-commerce pick up & delivery, as well as the sale of various branded wholesale products. As of December 31, 2022, we operate twelve omni-channel retail locations and one stand-alone delivery depot. We operate four store brands, Caliva, Deli by Caliva, Coastal and Calma.

Our continuing operations revenue for the year ended December 31, 2022 was $83,637,407 compared to $79,924,941 in the comparative year ended December 31, 2021 representing growth of 4.6%, respectively.

As we continue to scale and integrate our business, we are incurring operating losses. Our operating losses for the year ended December 31, 2022 totaled $242,938,787, (including an impairment loss of $130,566,825), compared to a loss of $733,885,024 (including an impairment loss of $575,498,897) in the comparative year ended December 31, 2021. We continue to actively evaluate additional cost reductions and business optimization to reduce our cash burn in the near term.

Our financial results for the period ended December 31, 2021 did not include operating results from January 1, 2021 to January 15, 2021 due to the fact that the Qualifying Transaction, pursuant to which our business operations began, closed on January 15, 2021. Accordingly, our results of operations are not necessarily comparable between the year ended December 31, 2022 and the year ended December 31, 2021.

Through a combination of (i) professional leadership, (ii) omni-channel operations, (iii) technology and data driven practices, (iv) brand and product expertise, and (v) social justice and equity advocacy, we intend to set the example globally as a best-in-class cannabis operation.

Growth Strategy

Below is a summary of the key components of The Parent Company’s growth strategy:

•	Branded Product: We believe there are additional opportunities to expand The Parent Company’s brand portfolio through innovation and acquisitions.
•

Omni-channel Access: We believe that The Parent Company’s omni-channel platform is a rapidly and efficiently scalable way to directly reach cannabis consumers throughout California than brick-and-mortar retail expansion alone. We also believe that an omnichannel platform, when coupled with a integrated supply chain such as The Parent Company’s, allows for greater product margins due to the full capture of the price to consumer as well as low input and production costs.

Factors Affecting Our Performance

The Company’s performance and future success depends on a number of factors. These factors are also subject to a number of inherent risks and challenges, some of which are discussed below.

Branding

We have built our brand with a focus on the growing direct to consumer (“DTC”) market. We understand that it is critical to establish trust at all levels of our operations, starting with an executive team and board of directors that believe in “doing business the right way”, focusing on long-term shareholder value and creating trust with our various stakeholders. We strive to prioritize our consumers and our employees (who we refer to as “associates”). We establish trust with our consumers through their experience, which encompasses not only our award-winning products but the consumer’s full buying experience. At The Parent Company, we make information on the products that consumers choose readily available, including the ability to interact with our associates at not only our retail locations, but also curbside as well as through phone and video consultations. The Parent Company’s brand strategy is a “House of Brands” strategy, providing the ability to expand our product lines to meet changing consumer tastes and preferences.

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

Product Innovation and Consumer Trends

The Company’s business is subject to changing consumer trends and preferences, which is dependent, in part, on continued consumer interest in new products. The success of new product offerings depends upon a number of factors, including The Parent Company’s ability to: (i) accurately anticipate customer needs; (ii) develop new products that meet these needs; (iii) successfully commercialize new products; (iv) price products competitively; (v) produce and deliver products in sufficient volumes and on a timely basis; and (vi) differentiate product offerings from those of competitors.

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

The Company’s priorities during the COVID-19 pandemic and any future pandemic are protecting the health and safety of its employees and its customers, following the recommended actions of government and health authorities. In the future, a resurgence of COVID-19 or a new pandemic in the United States may cause demand for the Company’s products and services if, for example, the pandemic results in a recessionary economic environment or potential new restrictions on business operations or the movement of individuals.

The COVID-19 outbreak in the United States caused business disruption both to the Company and throughout its customer base and supply chain through mandated and voluntary closings of many businesses.

We took the following steps in response to the COVID-19 pandemic:

•	Issued a remote work directive for all non-essential employees;
•	Instituted a mandatory face mask policy in all The Parent Company locations and for all customer deliveries;
•	Implemented staggered work schedules, employee breaks and redesigned workstations and processes to minimize employee interaction and ensure appropriate social distancing;
•	Minimized the number of essential employees moving between The Parent Company locations;
•	Banned all non-essential contractors, vendors and visitors from our locations to reduce flow of traffic into and out of our facilities, as well as encouraged meetings with third parties to be virtual;
•	Enhanced sanitation of work areas, both in terms of breadth and depth of cleanings, including industrial cleaning and sanitizing protocols upon detection of a COVID-19 positive test;
•	Required employees to stay home if not feeling well, informing employees of government and health authority guidelines, and facilitating testing;
•	Implemented contact tracing system and mandatory 14-day quarantines for all workers potentially exposed to someone testing positive for COVID- 19 and any employees returning from out of country visits;
•	Issued directives to customer-facing teams in retail and delivery with regard to frequent cleaning, social distancing, and customer safety;
•	Suspended all but critical business travel; and
•	Enhanced communication creating a 24-hour Employee Hotline, a COVID-19 resource, policy and information page on The Parent Company’s intranet, frequent employee communications and training.

Currently, our business is largely unaffected by COVID-19, due to the significant decrease in the number of cases that have developed where we have facilities.

HIGHLIGHTS FOR THE YEAR ENDED DECEMBER 31, 2022

Strengthened Management Team

The Company strengthened its leadership team during 2022 with the additions of Esther Song (Chief Marketing Officer), Rozlyn Lipsey (EVP Operations and Wholesale) and Mindi Basha (VP/General Manager Retail).

The Company eliminated its Corporate Development department given the change in focus from a California cannabis market consolidation strategy to focus on cost efficiencies/profitability of its existing assets. Readers should refer to the detailed list cost reduction initiatives in the Business Overview section of this MD&A.

Revenue Growth and Gross Margin Improvement Initiatives

To drive revenue growth and margin improvement in stores, the Company:

•	Focused on increasing new and returning traffic by introducing and expanding high quality, limited batch Flower brands which include: BLEM, Teds Budz, Alien Labs, Connected, Fig Farms and Marathon;
•	Focused on increasing our average basket size by introducing and expanding Ounces and Half Ounces to our Flower assortment;
•	Continued to focus on curating a localized assortment that is relevant and consistently appealing;
•	Rolled out Treez point of sale system in all locations. Treez is a leading commerce platform for cannabis retailers;
•

Significantly increased exposure and advertising on Weedmaps, e.g., push messaging, side banners, improved placement on search pages and programmatic marketing. Weedmaps is a third party platform for users interested in purchasing cannabis;

•	Held several vendor supported promotions for various brand launches;
•	Hired street teams to help localize brand awareness and purchased significant billboard space;
•	Built out a robust product demonstration schedule to develop brand engagement with customers and increase sell through;
•	Opened the Coastal Concord location during September 2022;
•	Closed unproductive delivery depots in San Luis Obispo and Chula Vista; and
•	Revised operational processes to direct ship from third party vendors to our store locations to get products from our vendors onto store shelves faster.

Product Updates

The Company developed a plan to consolidate TPCO brands down to five first party brands: Caliva, Cruisers, Mirayo by Santana and Chill and Monogram.

The Company launched “RCVRY”, a premium cannabis product in September 2022 at our Calma location. RCVRY is a brand collaboration featuring Nordan Shat aka “Faze Rain” from the FaZe Clan (NASDAQ: FAZE) gaming community with a fan base of over 510 million across combined social platforms. Our RCVRY cannabis launch coincided with Nordan’s “public resurfacing” following his accident that left him temporarily paralyzed. Nordan is currently filming and releasing content across his social channels that follow his road to recovery (RCVRY).

Revised Strategic Agreement with ROC Nation, SC Branding and Affiliates

On December 29, 2022, the Company and certain of its subsidiaries (Caliva, TPCO-US, and NC3), each as entered into the Roc Modification Agreement with Roc Nation. In addition, on December 29, 2022 the Company and certain of its subsidiaries entered into a series of agreements with SC Branding and certain of SC Brandings’ affiliates, including (a) the Termination Agreement, by and between the Company and SC Branding, (b) the Services Agreement, (c) the Brand Transfer Agreement, by and among the Company, Caliva, TPCO-US, and NC3, on the one hand, and SC Branding and Mother Room, on the other hand, and (d) the License Agreement, by and between Mother Room and TPCO-US.

The Roc Modification Agreement supplants the Roc Binding Heads of Terms. The Roc Modification Agreement, among other things, terminated various ongoing Roc Nation service obligations and eliminated future TPCO equity contributions to Roc Nation pursuant to the Binding Heads of Terms. Furthermore, in connection with the Roc Modification Agreement (i) Roc Nation agreed to surrender to the Company 4,865,939 Common Shares, (ii) Roc Nation and the Company agreed to a three-year plan of collaboration with respect to resolving issues of social equity associated with harms created by the prohibition of cannabis and (iii) Roc Nation undertook to introduce various Roc Nation partners and artists to the Company over a three-year period.

Under the SC Branding Agreements, among other things, (A) the parties terminated the Brand Strategy Agreement, (B) the parties cancelled the Company’s obligation to make all future annual payments pursuant to such Brand Strategy Agreement, (C) the parties created a three-year plan of collaboration with respect to resolving issues of social equity associated with harms created by the prohibition of cannabis, (D) the Company and certain of its subsidiaries transferred all rights to the Monogram brand to Mother Room, and (E) Mother Room granted to TPCO-US a license to use the Monogram brand in connection with the legal cannabis businesses in California for an eight-year term, subject to termination under certain conditions. In addition, pursuant to the Brand Transfer Agreement, SC Branding and certain of its affiliates agreed to surrender to the Company 2,255,300 Common Shares.

Closing of Coastal Acquisition

On November 14, 2022, we completed the acquisition of 100% of the equity of Coastal Holding Company, LLC, a California retail dispensary and delivery operator (“Coastal Holding”) by issuing approximately 24,999,999 shares of Coast L Acquisition Corp., a wholly owned subsidiary of TPCO. The shares of Coast L Acquisition Corp. are exchangeable on a one-for-one basis into Common Shares. We also paid an additional $3.75 million upon closing and assumed approximately $1.8 million of debt.

Completion of Acquisition of Calma West Hollywood

During the three months ended September 30, 2022, we acquired the 15% of the equity of Calma West Hollywood (“Calma”) that we did not own in exchange for 1,762,495 Common Shares.

Social Equity

Through December 31, 2022, we have invested approximately $1,300,000 in three investments being Stanton Brands (dba Josephine & Billie’s), Peakz LLC and Digistrains.

During the first quarter of 2022, we entered into a 50/50 agreement with Peakz NFT, LLC, an entity formed by social equity entrepreneur Jessie Grundy, to develop and launch a collection of cannabis-focused non-fungible token’s (“NFT’s”) referred to as “Digistrains”. The Company invested $150,000 to seed the initiative (the “Initial Capital Contribution”) and expects the Digistrain NFT collection to be launched in the near future. Any distributions from this initiative must first be utilized to repay the Initial Capital Contribution before being shared amongst members of the joint venture.

On July 1, 2022, we agreed to make a follow-on $200,000 investment in our existing Josephine & Billie’s investment, bringing our total investment to $700,000. Women-founded and led, Josephine and Billie’s is LA’s first cannabis speakeasy that gives Women of Color a tailored cannabis experience. We support Josephine and Billie’s mission to be inclusive, communal and put the needs of Women of Color at the forefront. The Parent Company is proud to make this follow-on investment to provide Josephine & Billie’s the funds needed to help build a sustainable business.

We have repositioned our social equity venture fund to become the centralized owner of all corporate social responsibility activities undertaken with the mission to provide Black and underrepresented minorities with the foundation to succeed in the legal cannabis industry through education, advocacy and access to capital.

Sale and Leaseback of Pullman Property

During the first quarter of 2022, we completed the sale and leaseback of our property on Pullman Avenue in San Jose, California. We received $6,000,000 up front and a $500,000 promissory note receivable over five years. We leased back the space for a ten year term with an option to terminate early after five years and with two five-year options to extend the term at a annual base rent of $552,500.

SUBSEQUENT EVENTS

Shares Issued

Subsequent to December 31, 2022, the Company issued 165,217 shares for RSUs and PSUs that were vested.

Return of Shares

On January 5, 2023, 7,121,239 Common Shares of the Company were returned to treasury in connection with the revised strategic agreement with ROC Nation, SC Branding and Affiliates.

Sale of Culver City

On February 22, 2023, the Company finalized the sale of Culver City for $350,000 cash.

Proposed Business Combination with Gold Flora, LLC

On February 21, 2023, the Company entered into an agreement to combine with Gold Flora, a leading vertically integrated California cannabis company, in an all-stock merger. Under the terms of the merger agreement, the Company’s shareholders will own approximately 49%, and Gold Flora holders will own approximately 51%, of the outstanding common equity of the combined company on a pro forma basis upon consummation of the business combination.

Upon completion of the transaction, Troy Datcher will be named Chairman of the Board and Laurie Holcomb, the Chief Executive Officer of Gold Flora, will be named Chief Executive Officer of the combined company.

Key Transaction Benefits & Strategic Rationale

•

Increased size and scale to become a leading operator in the world's largest cannabis market. The combined company is expected to operate a footprint of 20 retail stores, 12 house brands, 3 distribution centers, and 1 manufacturing facility and 6 cultivation facilities, providing the size and scale to position the combined company as a leader in California.

•

Establishing a strongly positioned vertically-integrated platform to achieve financial and operational efficiency, as one of the largest indoor cultivators and retail operators in California. The combined company will have an indoor cultivation canopy of approximately 72,000 square feet, with the opportunity to expand to a further approximately 240,000 square feet, critical to controlling its supply chain and inventory levels while providing consistent high-quality flower, as well as flower-driven products that leverage an exceptional proprietary genetics library to deliver exclusive offerings that align with consumer demands.

•

Significant synergies expected to drive margin improvement and enhance profitability across all verticals. Through the streamlining of retail operations, utilizing scale to access bulk purchasing power, and eliminating third-party contracts, the combined company is expected to achieve annualized cost savings of between $20 and $25 million, to further improve gross margin and profitability while delivering value for shareholders.

•

Reduction in third-party costs through supply-chain optimization. The combined company will reduce third-party contracts when strategically and cost effectively appropriate by utilizing the capabilities of Gold Flora and controlling its value chain.

•

Combined company is expected to be well-positioned as a top 10 brand portfolio by revenue. As two of the premier operators in the state, the Business Combination will result in a diversified and highly complementary customer product offering, with a variety of form factors and brands for differentiated consumer profiles. Additionally, with only 13% overlap in current company retail store footprints, there is a significant opportunity for cross-selling brands into diverse customer bases to drive organic growth.

•

Enhanced financial profile with strong balance sheet. The combined company would have pro forma revenue of $151.9 million for the nine-month period ended December 31, 2022, with a gross margin of 28%. Providing a robust foundation to accelerate growth, the combined company will be well-positioned to capitalize on the market opportunities ahead as a leading public cannabis company in California.

Proposed Transaction Summary

The Business Combination will be completed, subject to the Merger Agreement, by way of a court-approved plan of arrangement under the Business Corporations Act (British Columbia), whereby a newly formed British Columbia corporation ("Newco "), created to manage and hold the combined business of The Parent Company and Gold Flora, will, directly and indirectly, acquire all of the issued and outstanding Common Shares and all of the issued and outstanding membership units in the capital of Gold Flora ("Gold Flora Units"). Newco will then domesticate in the United States as a Delaware corporation pursuant to Section 388 of the Delaware General Corporation Law.

Subject to the terms and conditions set forth in the Business Combination Agreement, the Plan of Arrangement and the Plan of Merger, holders of TPCO Common Shares will receive one Newco Share for each TPCO Share held and holders of Gold Flora Units will receive 1.5233 Newco Shares for each Gold Flora Unit held, resulting in the issuance of an aggregate of approximately 312,138,271 New Parent Shares. The Business Combination values Gold Flora at $1.50 per Gold Flora Unit and The Parent Company at $0.9847 per TPCO Share.

Following completion of the Business Combination, current holders of TPCO Common Shares will hold approximately 49% of New Parent and current holders of Gold Flora Units will hold approximately 51% of New Parent.

In connection with the Business Combination, TPCO US Holding LLC, a direct and wholly-owned subsidiary of TPCO, and Gold Flora entered into a working capital facility agreement, pursuant to which the Lender has agreed to advance to Gold Flora in a principal amount of up to $5,000,000, which shall bear interest at a rate of 10% per annum, and shall be secured by certain assets of Gold Flora. The outstanding balance of the loan will become due and payable if the Business Combination Agreement is terminated, subject to certain conditions.

In connection with the Business Combination, Newco will redomicile to the United Stated as a Delaware corporation pursuant to Section 388 of the Delaware General Corporation Law and will operate as Gold Flora Corporation. Newco will remain a reporting issuer in Canada and the United States and, subject to receipt of all requisite stock exchange approvals, it is expected that the Newco Shares will be listed on the NEO Exchange Inc. and on the OTCQX Best Market tier of the electronic over-the-counter marketplace operated by OTC Markets Group Inc.

The Parent Company has entered into voting and support agreements with each of its directors and officers and certain shareholders holding an aggregate of approximately 11% of the issued and outstanding TPCO Common Shares, pursuant to which these parties have agreed, subject to certain rights of withdrawal, to vote in favor of the Business Combination and not to dispose of their TPCO Common Shares.

Gold Flora has entered into voting and support agreements with each manager and the majority holder of its membership interests holding an aggregate of 75.9% of the issued and outstanding Gold Flora Units, pursuant to which these parties have agreed, subject to certain rights of withdrawal, to vote in favor of the Business Combination and not to dispose of their Gold Flora Units.

The Business Combination contains certain customary provisions, including covenants in respect of non-solicitation of alternative business combination proposals for The Parent Company and Gold Flora and a reciprocal termination fee of $4,000,000, payable to either the Company or Gold Flora in certain circumstances. See Item 1. Business—Proposed Business Combination with Gold Flora-- Certain Other Terms of the Business Combination Agreement.”

In connection with the Business Combination, the Company anticipates filing a proxy statement and management information circular (the "Circular") in connection with an annual general and special meeting of holders of TPCO Common Shares (the "Meeting") expected to be held in the second quarter of this year (unless the U.S. Securities and Exchange Commission elects to review the preliminary Circular, in which case the Meeting is likely to be held in early in the third quarter of this year) to approve the Business Combination.

Approvals

The Business Combination is expected to close before the end of the third quarter of 2023, following the satisfaction or waiver of closing conditions including, among others, approval by two-thirds of the votes cast by the shareholders of The Parent Company at the Meeting, the approval of the Supreme Court of British Columbia, and the approval of the NEO Exchange.

RESULTS OF OPERATIONS

	December 31, 2022	December 31, 2021

Sales, net of discounts	$83,637,407	$79,924,941
Cost of sales	57,627,364	66,906,654
Gross profit	26,010,043	13,018,287

Impairment loss	130,566,825	575,498,897
Operating expenses	138,381,437	171,404,414

Loss from operations	(242,938,219)	(733,885,024)

Other income (expense)
Interest income	845,863	1,244,606
Interest expense	(4,928,475)	(5,155,217)
Gain on debt forgiveness	-	3,358,686
Loss on disposal of assets	(5,091,541)	(2,447,985)
Credit losses and changes in fair value of investments	(947,813)	(1,250,990)
Change in fair value of contingent consideration	(967,726)	229,819,070
Other income	1,360,724	3,572,217

Loss before income taxes	(252,667,187)	(504,744,637)

Income tax recovery (expense)	14,967,779	6,418,167
Loss and comprehensive loss from continuing operations	(237,699,408)	(498,326,470)

Loss from discontinued operations, net of income tax	(5,087,408)	(88,705,864)
Loss from disposal of discontinued operations, net of income tax recovery of $8,856,409	(151,971)	-
Net loss from discontinued operations	$(5,239,379)	$(88,705,864)

Loss and comprehensive loss attributable to shareholders of the company	$(242,631,834)	$(587,060,124)
Loss and comprehensive loss attributable to redeemable non-controlling interest	(306,953)	27,790
Net loss	$(242,938,787)	$(587,032,334)

Per share – basic and diluted
Loss per share from continuing operations	$(2.31)	$(5.25)
Loss per share from discontinued operations	(0.05)	(0.93)
Loss per share	$(2.36)	$(6.18)
Weighted average number of common shares	102,632,433	95,006,080

Discontinued Operations – Bulk Wholesale Business

The Company was successful in disposing of its bulk wholesale business on October 31, 2022 which will reduce complexity, prioritize higher-margin activities and conserve cash. The bulk wholesale business generated revenue from the sale of bulk flower and oil produced in-house. As such, the bulk wholesale business has been presented as discontinued operations in our financial statements. All comparative information has been restated to remove the bulk wholesale discontinued operations results practically meaning that in our Statement of Operations, we no longer show the revenues and costs of the bulk wholesale business consolidated with our continuing operations but rather the just the net losses incurred from this business below loss from continuing operations (i.e., discontinued operations net of tax loss of $5,087,408 for the year ended December 31, 2022 compared to a discontinued operations net of tax loss of $88,705,864 in the year ended December 31, 2021). The Company believes exiting this business will reduce operating losses going forward.

Sales Revenue

The Company’s sales revenues for the year ended December 31, 2022 was $83,637,407 compared to $79,924,941 in the previous year representing growth of 4.6%.

Our results for the year ended December 31, 2022 include the various omni-channel retail growth acquisitions we made during 2021 including: Martian Delivery, LLC (“Martian Delivery”) (during the third quarter of 2021), Kase’s Journey Inc. (“Kase’s Journey”) (during the third quarter of 2021), Calma and Coastal (both during the fourth quarter of 2021). The consolidation of these entities in 2022 offset a decrease in same store revenue and average order volume at several retail locations that are presented in our results for the year ended December 31, 2021.

Following our exit from the bulk wholesale business, we view our business as having one sales channel: omni-channel retail comprised of brick and mortar retail, e-commerce pick up & delivery, as well as the sale of various branded wholesale products. The Company directly sells first party and selected third party products into dispensaries across California, leveraging in-house sales teams, as well as the two wholesale distribution centers in San Jose and Costa Mesa, respectively. As previously announced, the Company has transitioned its wholesale distribution activities to Nabis, a leading cannabis wholesale platform in California.

As of December 31, 2022, we operate twelve omni-channel retail locations and one stand-alone delivery depot. We operate four store brands, Caliva, Deli by Caliva, Coastal and Calma.

Gross Profit

Gross Profit reflects our revenue less our cost of sales, which consist of costs primarily consisting of labor, materials, consumable supplies, overhead, amortization of production equipment, shipping, packaging and other expenses.

The Company’s continuing operations gross profit for the year ended December 31, 2022 was $26,010,043 (30.4%) compared with $13,018,287 (16.3%) in the year ended December 31, 2021. The significantly improved gross margins represent the results of the various margin enhancing initiatives the Company implemented during 2022 as described in the Business Overview section of this MD&A.

Operating Expenses

	December 31, 2022	December 31, 2021
General and administrative	$42,170,219	$42,395,204
Allowance for accounts receivable and notes receivable	3,216,310	3,933,081
Sales and marketing	12,679,477	42,413,733
Salaries and benefits	39,441,476	35,119,133
Share-based compensation	6,009,593	20,456,297
Lease expense	8,068,405	4,647,233
Depreciation of property plant and equipment	3,953,038	3,213,376
Amortization of intangible assets	22,842,919	19,226,357
	$138,381,437	$171,404,414

Operating expenses primarily include salaries and benefits, professional fees, rent and facilities expenses, travel-related expenses, advertising and promotion expenses, licenses, fees and taxes, office supplies and pursuit expenses related to outside services, stock-based compensation and other general and administrative expenses.

For the year ended December 31, 2022, the Company recorded operating expenses of $138,381,437 compared with $171,404,414 for the year ended December 31, 2021.

General and administrative costs were $42,170,219 in the year ended December 31, 2022 compared with $42,395,204 for the year ended December 31, 2021. The $224,985 or 0.5% decrease in general administrative expenses is due mainly to cost containment efforts offset partially by the full year consolidation of the Company’s 2021 acquisitions (including Coastal and Calma) which increased the size of the Company.

The allowance for doubtful accounts was $3,216,310 in the year ended December 31, 2022 compared with $3,933,081 in the comparative year ended December 31, 2021. The $716,771 decrease in the allowance reflects management’s estimates for credit losses on various trade receivables being comparatively lower in the current year than the prior year which included a larger provision for the Mosaic.Ag matter as described in the Commitments and Contingencies section of this MD&A.

Sales and marketing costs were $12,679,477 in the year ended December 31, 2022 compared with $42,413,733 in the comparative year ended December 31, 2021. The $29,734,256 decrease is mainly attributable to the fact that the 2021 comparative period included $25,000,000 of sales & marketing expense paid in shares to Roc Nation under the marketing agreement that became effective January 19, 2021.

Salaries and benefits totaled $39,441,476 in the year ended December 31, 2022 and $35,119,133 in the year ended December 31, 2021. The increase of $4,322,343 (12.3%) is the result of the consolidation of additional head count acquired via the Coastal Holding, Martian Delivery, Kase’s Journey and Calma acquisitions, and severances expenses incurred for restructuring the business for longer term cost efficiencies.

Share based compensation totaled $6,009,593 in the year ended December 31, 2022 compared with $20,456,297 in the year ended December 31, 2021. Share based compensation is a non-cash expense and fluctuates with the number of restricted stock units (“RSUs”) granted in a period and the stock price. The decrease in stock-based compensation expense was primarily attributable to the significant number of RSUs granted in connection with the Qualifying Transaction during 2021, as well as the fact that the market price of our Common Shares is lower in 2022 than it was in 2021.

Lease expense totaled $8,068,405 in the year ended December 31, 2022 and $4,647,233 in the year ended December 31, 2021. The $3,421,172 increase reflect the numerous acquisitions made during 2021 which are consolidated in the financial results for the year ended December 31, 2022 whereby the Company increased the number of lease properties and its California footprint, as well as the Pullman property sale and lease back arrangement as previously disclosed.

Depreciation of property, plant & equipment totaled $3,953,038 compared with $3,213,376 in the year ended December 31, 2021. Depreciation is a non-cash expense and the $739,662 increase in the expense in the 2022 period represents the higher property, plant & equipment asset base owned by the Company at December 31, 2022 compared to December 31, 2021 due to the various acquisitions made in 2021.

Amortization of intangible assets totaled $22,842,919 compared with $19,226,357 in the year ended December 31, 2021. Amortization is a non-cash expense. The $3,616,562 increase in amortization expense is due to additional intangible assets acquired as part of the various acquisitions in 2021.

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

Impairment charges totaled $130,566,825 in the year ended December 31, 2022 compared with $575,498,897 in the year ended December 31, 2021. As part of the annual impairment assessment, the Company’s future forecasts considered changes in cash flow estimates due to lower cannabis industry growth rate assumptions and cost pressures due to higher U.S. inflation. While the Company remains optimistic that cannabis legalization will occur, our expected future cash flows reflect the current tax and regulatory environment. The issues faced by the Company are not unique to our operations as the entire California cannabis market has been impacted. The Company continues to focus on activities to create long-term shareholder value and restructure its business to reduce its operating costs.

The following is a detailed summary of the impairment losses recorded by the Company:

	December 31, 2022	December 31, 2021
Right-of-use assets (i)	$4,307,578	$-
Impairment (ii)	119,443,343	567,947,515
Impairment prior to classification as held for sale	6,815,904	1,995,945
Non-THC business	-	5,555,437
	$130,566,825	$575,498,897

(i) Right of use assets – During the year ended December 31, 2022, the Company recorded impairment of $4,307,578 related to properties which are no longer being used by the Company.

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

The following table outlines the impairment of long-lived assets by class of asset, recognized during the year ended December 31, 2022, as a result of impairment testing:

Asset	Carrying value before impairment	Carrying value after impairment	Total impairment loss
Right of use assets	$1,680,224	$825,424	$854,800
License	52,304,385	9,699,829	42,604,556
Brand	78,189,441	23,624,000	54,565,441
Goodwill	21,418,546	-	21,418,546
	$153,592,596	$34,149,253	$119,443,343

Other Items

Interest Income

In the year ended December 31, 2022, the Company record interest income of $845,863 on its cash balances compared with $1,244,606 in the year ended December 31, 2021. The lower interest income is due to lower cash balances during 2022 offset to some extent by higher interest rates.

Interest Expense

In the year ended December 31, 2022, the Company recorded interest expense of $4,928,475 compared with $5,155,217 in the year ended December 31, 2021. The majority of the interest expense relates to interest expense on lease accounting for the Company’s right of use leases.

Gain on debt forgiveness

In the year ended December 31, 2022, the Company recorded a gain on debt forgiveness of $Nil compared with $3,358,686 in the year ended December 31, 2021. The gain in 2021 was realized on the forgiveness of Payroll Protection Program (PPP) loans.

Loss on disposal of assets

In the year ended December 31, 2022, the Company recorded a loss of $5,091,541 on disposal of assets compared with a loss of $2,447,985 in the year ended December 31, 2021. The majority of the current year loss includes a loss of $4,832,891 recognized on the restructuring of the Roc Binding Heads of Terms and Brand Strategy Agreement which resulted in the disposal of the Monogram brand and simultaneous entering into an eight-year license agreement. The majority of the prior year loss on disposal of assets is from the non-THC business.

Credit losses and change in fair value of investments at fair value through profit and loss

In the year ended December 31, 2022, the Company recorded a change in fair value of $947,813 (loss) on its marketable securities compared with $1,250,990 in the comparative year ended December 31, 2021.

Change in fair value of contingent consideration

In year ended December 31, 2022, the Company recorded a loss on the change in the fair value of contingent consideration of $967,726 compared with $229,819,070 gain in the year ended December 31, 2021. The contingent consideration related to acquisitions is fair valued at each reporting period based on the stock amounts committed and gains / losses will be recorded in the statement of operations and comprehensive income (loss).

Other income

In the year ended December 31, 2022, the Company recorded other income of $1,360,724 compared with $3,572,217 in the year ended December 31, 2021. Other income includes items such as legal settlements, sublease income, movements on provisions among other items.

Discontinued Operations

The Company recorded a net of tax loss from discontinued operations (its bulk wholesale business) of $5,087,408 for the year ended December 31, 2022 compared to a net of tax loss $88,705,864 in the year ended December 31, 2021. The much larger losses in the comparative period ended December 31, 2021 is primarily due to larger impairment losses recorded in this period.

Net loss

In the year ended December 31, 2022, the Company recorded a net loss of $242,938,787 compared with a net loss of $587,032,334 in the year ended December 31, 2021. The large variation in net losses recorded is due mainly to non-cash impairment losses of $130,566,825 in the year ended December 31, 2022 ($575,498,897 December 31, 2021).

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

EBITDA

We believe EBITDA is a useful measure to assess the performance of the Company as it provides more meaningful operating results by excluding the effects of expenses that are not reflective of our underlying business performance and other one-time or non-recurring expenses. We define EBITDA as net income (loss) before (i) depreciation and amortization; (ii) income taxes; and (iii) interest expense and debt amortization.

Adjusted EBITDA

We believe Adjusted EBITDA is a useful measure to assess the performance of the Company as it provides more meaningful operating results by excluding the effects of expenses that are not reflective of our underlying business performance and other one-time or non-recurring expenses. We define Adjusted EBITDA as EBITDA adjusted to exclude extraordinary items, non-recurring items and, other non-cash items, including, but not limited to (i) stock-based compensation expense, (ii) fair value change in contingent consideration and investments measured at Fair Value Through Profit and Loss (“FVTPL”) (iii) non-recurring legal and professional fees, human-resources, inventory and collections-related expenses, (iv) non-recurring tax charges (v) intangible and goodwill impairments and loss on disposal of assets, (vi) transaction costs related to merger and acquisition activities, and (vii) non-cash sales and marketing expenses.

	Year-ended
	December 31, 2022	December 31, 2021

Net loss and comprehensive loss from continuing	$(237,699,408)	$(498,326,470)
Income taxes from continuing operations	(14,967,779)	(6,418,167)
Depreciation and amortization from continuing operations	26,795,957	22,439,733
Interest expense from continuing operations	4,928,475	5,155,217
EBITDA	(220,942,755)	(477,149,687)
Adjustments:
Share based compensation expense	6,009,593	20,456,297
Other non-recurring items:
Fair value change of contingent consideration	967,726	(229,819,070)
Change in fair value of investments at FVTPL	947,813	1,250,990
Loss on disposal of assets	5,091,541	2,447,985
Impairment loss	130,566,825	575,498,897
Other taxes	-	2,243,441
De-SPAC costs	-	5,341,154
Restructuring costs	5,566,058	3,878,782
Sales and marketing expense	-	30,166,667
Adjusted EBITDA	$(71,793,199)	$(65,684,544)

EBITDA

The Company’s EBITDA loss for the year ended December 31, 2022 was $220,942,755 compared $477,149,687 in the comparative year ended December 31, 2021. The large decrease in EBITDA loss is due mainly to non-cash impairment expenses which are included in the calculation of EBITDA (impairment of $130,566,825 in the year ended December 31, 2022 compared with $575,498,897 for the year ended December 31, 2021).

Adjusted EBITDA

The Company’s Adjusted EBITDA loss was $71,793,199 for the year ended December 31, 2022 compared with $65,684,544 in the comparative year ended December 31, 2021. The Company’s adjusted EBITDA loss for 2022 calendar year increased over 2021 due to the integration of the numerous acquisitions made in 2021. The Company implemented significant restructuring efforts during 2022 as described earlier in this MD&A with the goal of reducing adjusted EBITDA losses going forward.

LIQUIDITY AND CAPITAL RESOURCES

We manage liquidity risk by reviewing, on an ongoing basis, our sources of liquidity and capital requirements. As at December 31, 2022, the Company had cash and cash equivalents of $93,697,529 compared with cash and cash equivalents of $165,310,609 as at December 31, 2021. Cash and cash equivalents are predominately invested in liquid securities issued by the United States government.

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

We expect to continue funding operating losses as we integrate and optimize operations with our available cash. Therefore, we are subject to risks including, but not limited to, our inability to raise additional funds through debt and/or equity financing to support our continued development, including capital expenditure requirements, operating requirements and to meet our liabilities and commitments as they come due.

The Company made the strategic decision to exit its low margin bulk wholesale business during the third quarter of 2022 to reduce complexity, prioritize higher-margin activities and conserve cash. As such, this bulk wholesale business has been presented as discontinued operations commencing in the third quarter of 2022 in our financial statements including in the statement of cash flow. During the year ended December 31, 2022, discontinued operations used cash of $5,375,734 compared with a use of cash of $7,430,934 in the comparative year ended December 31, 2021. The divestment of the bulk wholesale business was completed n October 31, 2022. The Company expects this divestment will reduce its operating cash burn rate going forward.

CASH FLOW

(in United States dollars)	December 31, 2022	December 31, 2021

Cash provided by (used in)
Operating activities
Net loss from continuing operations	$(237,699,408)	$(498,326,470)
Adjustments for items not involving cash
Impairment loss	130,566,825	575,498,897
Interest expense	4,928,475	5,183,817
Interest income	(133,744)	(1,149,041)
Loss on disposal of assets	5,091,541	2,447,985
Loss on lease termination	(117,806)	-
Allowance for accounts receivable and notes receivable	2,273,302	4,396,783
Gain on debt forgiveness	-	(3,358,686)
Credit losses and changes in fair value of investments	947,813	1,250,990
Depreciation and amortization	26,795,957	22,439,733
Shares issued for long-term strategic contracts	-	25,000,000
Share-based compensation expense, net of withholding tax settlement	5,474,533	19,663,385
Non-cash marketing expense	3,718,402	5,166,666
Non-cash operating lease expense	6,857,552	4,507,630
Fair value change of contingent consideration	967,726	(229,819,070)
Deferred income tax recovery	(32,326,433)	(5,590,409)
Repayment of operating lease liabilities	(6,707,387)	(4,836,963)
Net changes in non-cash working capital items	22,889,489	(43,417,594)
Net cash used in continued operating activities	(66,473,163)	(120,942,347)
Net cash used in discontinued operating activities	(5,375,734)	(7,430,934)
Total operating activities	(71,848,897)	(128,373,281)

Financing activities
Repayment of consideration payable	(1,533,333)	(1,034,417)
Repayment of finance lease liabilities	(4,490,443)	(4,385,528)
Proceeds from private placement	-	51,635,000
Redemption of Class A restricted voting shares	-	(264,318,686)
Proceeds from exercise of options	-	12,972
Repurchase of shares	-	(6,542,196)
Repayment of line of credit	-	(1,000,000)
Total financing activities	(6,023,776)	(225,632,855)

Investing activities
Net cash paid in the Qualifying Transaction	-	(28,143,886)
Net cash paid in other business combinations	-	(20,612,867)
Purchases of property and equipment	(3,322,873)	(9,359,417)
Advances for investments and note receivables	(350,000)	(5,650,000)
Proceeds (advances) from investments at fair value through profit or loss	304,052	(1,000,000)
Net cash paid for the acquisition of NCI	(8,430,000)	-
Proceeds from notes receivable	1,759,318	374,984
Proceeds from sale of assets, net of selling costs	6,401,402	11,068,537
Net cash used in continued investing activities	(3,638,101)	(53,322,649)
Net cash from (used in) discontinued investing activities	316,005	(400,942)
Total investing activities	(3,322,096)	(53,723,591)

Net change in cash during the period	(81,194,769)	(407,729,727)

Cash, restricted cash and restricted cash equivalents
Beginning of year	$174,892,298	$582,622,025
End of year	$93,697,529	$174,892,298

Cash	93,697,529	165,310,609
Restricted cash and restricted cash equivalents	-	9,581,689
Cash, restricted cash and restricted cash equivalents	$93,697,529	$174,892,298

Operating Activities

Cash used in continued operating activities in the year ended December 31, 2022 totaled $66,473,163 as compared to cash used in continued operating activities of $120,942,347 in the comparative year ended December 31, 2021. In the year ended December 31, 2022, the cash used in operating activities represents an average operating cash burn rate of $5,539,431 per month compared to $10,078,529 per month in the comparative period. The significant reduction in cash used in operating activities is due to the various restructuring efforts as described earlier in this MD&A and significantly less cash tied up in working capital on our balance sheet due to the cultivation pause and outsourcing of manufacturing. This restructuring allowed for $22,889,489 of cash to be released from working capital in 2022 compared to a use of $43,417,594 of cash for of working capital in 2021.

The Company is evaluating a number of options to improve operating results including: subleasing excess real estate, combining operations for lower performing locations, closing or disposing of non-core assets, and general and administrative cost reductions.

Cash used in discontinued operating activities in the year ended December 31, 2022 totaled $5,375,731 compared with cash used in discontinued operating activities of $7,430,934 in the comparative year ended December 31, 2021.

Financing Activities

Cash used in financing activities totaled $6,023,776 in the year ended December 31, 2022 compared with cash used of $225,632,855 in the comparative year ended December 31, 2021. In the year ended December 31, 2022, the Company settled $4,490,443 lease liabilities associated with its real estate, $1,153,333 of consideration payable primarily related to its 2021 entry into a purchase agreement to acquire oastal Holding and related Coastal MSAs. The year end December 31, 2021 includes a payment of $264,318,686 in connection with the redemption of Class A restricted voting shares on closing the Qualifying Transaction which was the reason for the majority of the net cash outflow.

Investing Activities

Cash used in investing activities totaled $3,638,101 in the year ended December 31, 2022 compared with cash used of $53,322,649 in the comparative year ended December 31, 2021. In the year ended December 31, 2022, the Company invested $150,000 in its social equity venture investment in Digistrains and $200,000 in Josephine & Billies, received $6,401,402 of proceeds from the sale of property, plant and equipment primarily associated with the sale and leaseback transaction at its Pullman property, and invested $3,322,873 in property plant and equipment to support its operations and paid cash of $8,430,000 to acquire the non-controlling interests ($3,750,000 for Coastal and $4,680,000 for Varda). The comparative year ended December 31, 2021 includes $48,756,753 of cash paid for acquisitions as the major use of cash.

CONTRACTUAL OBLIGATIONS

Lease Obligations

The Company leases real estate used for dispensaries, production plants, and corporate offices. Lease terms for real estate generally range from 1 to 14.75 years. Most leases include options to renew for varying terms at the Company’s sole discretion. Certain leases include escalation clauses or payment of executory costs such as property taxes, utilities, or insurance and maintenance. Rent expense for leases with escalation clauses is accounted for on a straight-line basis over the lease term. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The maturity of the contractual undiscounted lease liabilities as of December 31, 2022:

	Operating Lease	Finance Lease

2023	$5,521,022	$4,625,156
2024	5,002,948	4,763,910
2025	5,139,443	4,906,828
2026	5,288,213	5,054,033
2027	4,775,402	5,205,654
Thereafter	18,295,466	59,679,244
Total undiscounted lease liabilities	44,022,494	84,234,825

Marketing Agreement (“MA”)

The Company had engaged a third-party for strategic and promotional services. During the year ended December 31, 2021, the Company issued 2,376,425 Common Shares in settlement of the initial $25,000,000. As the shares vested immediately, the full amount of the $25,000,000 was recognized as an expense in operating expenses during the year ended December 31, 2021.

The Company was obligated to issue shares to the value of $1,875,000 quarterly over the second and third year of the contract. During year ended December 31, 2022, the Company issued 7,355,453 Common Shares to settle the first year of quarterly payments. These Common Shares are restricted under applicable US securities laws.

The Company recognized an expense of $3,718,402 during the year ended December 31, 2022 (December 31, 2021 - $5,166,666) in operating expenses as a sales and marketing expense. As of December 31, 2022, the cash-settled liability is $nil (December 31, 2021 - $5,166,666).

Brand Strategy Agreement (“BSA”)

The Company was party to the BSA, whereby the Company received the services of Shawn C. Carter p/k/a JAY-Z’s related promotion and advertising for the remaining non-cancellable period of 5 years. The Company was committed to settle $21,500,000 in either cash or Common Shares at the option of the counterparty over the remaining non-cancellable period. The Company was recognizing the cost associated with the arrangement over the same period it was receiving services.

During the year ended December 31, 2022, the Company recognized an expense of $4,416,667 (December 31, 2021 - $4,183,565) in operating expenses related to this arrangement and $nil in accounts payable and accrued liabilities as of December 31, 2022 (December 31, 2021 - $2,183,565). During the year ended December 31, 2022, the Company made a cash payment of $3,000,000 (December 31, 2021 - $nil).

On December 29, 2022, the Company entered into modification agreements (the "Modification Agreements") to restructure the relationship between the Company and the counterparties to each of the MA and BSA. As part of the restructured arrangements, the Company is no longer obligated to issue additional shares or cash related to the long-term strategic contracts, and the counterparties agreed to return 7,121,239 Common Shares of the Company to treasury. In addition, ownership of the brand "Monogram" was transferred to an entity designated by one of the counterparties. The Company was provided with an exclusive and royalty-free eight-year license to commercialize Monogram in California. The Company recognized a loss on disposal of assets of $4,832,891 related to the Modification Agreements which is included in loss on disposal of assets in the consolidated statement of operations and comprehensive loss.

COMMITMENTS AND CONTINGENCIES

California operating licenses

The Company's primary activity is engaging in state-legal commercial cannabis business, including the cultivation, manufacture, distribution, and sale of cannabis and cannabis products pursuant to California law. However, this activity is not in compliance with the United States Controlled Substances Act, or the CSA. The Company's assets are potentially subject to seizure or confiscation by Federal governmental agencies, and the Company could face criminal and civil penalties for noncompliance with the CSA, although such events would be without relevant precedent. Management of the Company believes the Company is in compliance with all California and local jurisdiction laws and monitor the regulatory environment on an ongoing basis along with counsel to ensure the continued compliance with all applicable laws and licensing agreements.

The Company's operation is sanctioned by the State of California and local jurisdictions. There have been no instances of federal interference with those who adhere to State of California and local laws and regulations regarding commercial cannabis activities. Due to the uncertainty surrounding the Company's noncompliance with the CSA, the potential liability from any noncompliance cannot be reasonably estimated and the Company may be subject to regulatory fines, penalties or restrictions in the future.

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

Licensees issued a provisional license are expected to be diligently working toward completing all annual license requirements in order to maintain a provisional license. The Company obtained its provisional licenses in 2019 and continues to work with the State of California to obtain annual licensing.

The Company's prior licenses obtained from the local jurisdictions it operated in have been continued by such jurisdictions and are necessary to obtain State licensing.

The Company has received annual licenses from each local jurisdiction in which it actively operates. Although the Company believes it will continue to receive the necessary licenses from the State and applicable local jurisdictions to conduct its business in a timely fashion, there is no guarantee its clients will be able to do so and any failure of its clients receive necessary licenses may have a negative effect on the Company’s business and results of operations.

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

Mosaic.Ag

On May 17, 2021, the Company announced that it had entered into a series of arrangements to obtain the rights to four acres of land that is licensed for outdoor grow from a consortium of experienced cannabis farms affiliated with Mosaic.Ag, In addition, in connection with each of the four acres of land, the Company entered into a cultivation and supply agreement with Mosaic.Ag to cultivate cannabis on its behalf for a period of at least three years, with options to extend each of the four agreements up to five years.

The purchase price for Mosaic.Ag under the arrangements was $6,000,000 in cash, $2,500,000 in Common Shares when the transaction closed, and up to 1,309,263 Common Shares subject to earnouts. The upfront payment of $5,650,000, net of a holdback amount of $350,000, was (and continues to be) secured by a promissory note. The closing of the transaction was dependent on the satisfaction of various closing conditions, which were not met by the second quarter of 2022, as required by the Membership Interest Purchase Agreement. Futher, Mosiac.Ag was unable to produce sufficient quantities of biomass according to Company quality standards and pursuant to the cultivation supply agreements, leading to an overpayment under those agreements and a refund due to the Company of approximately $1,490,000 in cash. The Company noticed termination of the arrangements on June 30, 2022, and requested that Mosaic.Ag present an acceptable restructure to the arrangements and/or a payback plan for the owed refund and for the upfront payment under the promissory note. Mosaic.Ag has contested certain of the Company’s positions and has claimed an inability to pay the owed cash amounts. For the foregoing reasons, the Company filed a lawsuit against Mosaic.Ag and related individuals on December 16, 2022, in the Superior Court of California, County of Santa Clara, alleging breach of contract and asking for declaratory relief. Defendants have not yet responded to the complaint.

Social equity fund

The Company formed SEV in 2021 as its social equity investment vehicle. The Company intends to fund SEV with $10,000,000 and contribute 2% of its net income to allow SEV to make further social equity investments. During the year ended December 31, 2022, SEV made two social equity investments totaling $350,000 (December 31, 2021 - SEV made two social equity investments totaling $1,000,000).

COVID-19

In March 2020, the World Health Organization categorized COVID-19 as a pandemic. COVID‑19 continues to impact the U.S. and other countries across the world. While the impacts of COVID-19 have lessened in recent months, the outbreak of COVID-19 severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The Company continues to implement and evaluate actions to maintain its financial position and support the continuity of its business and operations in the face of COVID-19, potential future pandemics and other events.

The Company’s priorities during the COVID-19 pandemic continue to be protecting the health and safety of its employees and its customers, following the recommended actions of government and health authorities. In the future, COVID-19 or future pandemics may cause reduced demand for the Company’s products and services if, for example, the pandemic results in a recessionary economic environment or potential new restrictions on business operations or the movement of individuals.

The COVID-19 outbreak in the United States caused business disruption both to the Company and throughout its customer base and supply chain through mandated and voluntary closings of many businesses. It is unclear the extent to which this disruption negatively impacted the Company’s operating results. The Company has taken, important steps to protect its employees, customers and business operations since the beginning of the pandemic.

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

Inflation

The Company is not immune to the widespread cost inflation experienced in the United States and many parts of the world. The Company intends to continue to work to improve its gross margins despite cost inflation through market pricing, greater cost efficiencies, advantageous vendor partnerships, and other measures.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date hereof the Company does not have any off-balance sheet financing arrangements and has not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

SHARE CAPITAL AND CAPITAL MANAGEMENT

As of December 31, 2022, the Company had 107,516,333 Common Shares and 35,837,500 Common Share purchase warrants (the “Warrants”) issued and outstanding. The Warrants are exercisable at an exercise price of $11.50 and will expire on January 15, 2026. The Company may accelerate the expiry date of the outstanding Warrants (excluding the Warrants held by Subversive Capital Sponsor LLC in certain circumstances) by providing 30 days’ notice, if and only if, the closing price of the Common Shares equals or exceeds $18.00 per Common Share (as adjusted for stock splits or combinations, stock dividends, extraordinary dividends, reorganizations and recapitalizations) for any 20 trading days within a 30-trading day period.

The Company has an equity incentive plan (the “Equity Incentive Plan”) that permits the grant of stock options, RSUs, deferred share units, performance share units (“PSUs”) and stock appreciation rights to non-employee directors and any employee, officer, consultant, independent contractor or advisor providing services to the Company or any affiliate. As of December 31, 2022, a total of 3,093,992 RSUs and 2,325,000 PSUs were outstanding under the Equity Incentive Plan.

Prior to closing of the Qualifying Transaction, Caliva maintained the CMG Partners, Inc. 2019 Stock Option and Grant Plan (the “Caliva EIP”), which permitted awards of common stock in Caliva. In connection with the Qualifying Transaction, Caliva and the Company agreed that the Company would maintain the Caliva EIP and that outstanding awards thereunder will entitle the holder to receive Common Shares. As of December 31, 2022, there were 367,179 options to purchase up to 367,179 Common Shares under the Caliva EIP outstanding with a weighted average exercise price of $7.20 per share. No further awards will be granted under the Caliva EIP.

Prior to closing of the Qualifying Transaction, LCV maintained the Amended and Restated 2018 Equity Incentive Plan (the “LCV Equity Plan”) which authorized LCV to grant to its employees, directors and consultants stock options and other equity-based awards. In connection with the Qualifying Transaction, LCV and the Company agreed that the Company would maintain the LCV Equity Plan and that outstanding awards thereunder will entitle the holder to receive Common Shares. At December 31, 2022, there were 9,206 options to purchase up to 9,206 Common Shares under the LCV Equity Plan outstanding with a weighted average exercise price of $26.74 per share. No further awards will be granted under the LCV Equity Plan.

The Company manages its capital with the following objectives:

•	To ensure sufficient financial flexibility to achieve the ongoing business objectives including of future growth opportunities, and pursuit of accretive acquisitions; and
•	To maximize shareholder return through enhancing the share value.

The Company considers its capital to be total equity. The Company manages capital through its financial and operational forecasting processes. The Company reviews its working capital and forecasts its future cash flows based on operating expenditures, and other investing and financing activities. Selected information is provided to the Company Board. The Company’s capital management objectives, policies and processes have remained unchanged during the year ended December 31, 2022 and year ended December 31, 2021. The Company is not subject to any external capital requirements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

See Note 3: Significant Accounting Policies to the consolidated financial statements included in this Annual Report on Form 10-K for further information.

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

Fair value measurement

The Company uses valuation techniques to determine the fair value of financial instruments (where active market quotes are not available) and non- financial assets. This involves developing estimates and assumptions consistent with how market participants would price the instrument. The Company bases its assumptions on observable data as far as possible, but this is not always available. In that case, the Company uses the best information available. Estimated fair values may vary from the actual prices that would be achieved in an arm’s length transaction at the reporting date.

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

Accounting standards issued but not yet effective

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required by this item and the reports of the independent accountants thereon required by Item 15(a)(2) appear on pages F-2 to F-48. See accompanying Index to the Consolidated Financial Statements on page F-1.

Consolidated financial statements

TPCO Holding Corp.

For the years ended December 31, 2022 and 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

TPCO Holding Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of TPCO Holding Corp. (the “Company”) as of December 31, 2022, the related consolidated statements of operations and comprehensive loss, changes in shareholders’ (deficit) equity and cash flows for the year ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 7, the sale of the Company’s bulk wholesale business closed on October 31, 2022. As a result, the business revenues and expenses were classified as discontinued operations and the related assets and liabilities were classified as held for sale and discontinued operations in the financial statements as of December 31, 2021, which are shown comparatively. Except for the effects of the retrospective presentation for discontinued operations, we were not engaged to audit, review, or apply any procedures to the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year then ended, other than stated above and, accordingly, we do not express an opinion or any other form of assurance about whether such financial position have been fairly stated as of December 31, 2021. Those balances were audited by MNP LLP.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2022.

New York, NY

April 3, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of TPCO Holding Corp.

Opinion on the Consolidated Financial Statements

We have audited, before the effects of the adjustments to retrospectively apply the change in accounting described in Note 7 – Assets held for sale and discontinued operations, the accompanying consolidated balance sheet of TPCO Holding Corp. (the “Company”) as of December 31, 2021 and the related consolidated statements of operations and comprehensive loss, shareholders’ (deficit) equity, and cash flows for the year ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). The 2021 financial statements before the effects of the adjustments discussed in Note 7 are not presented in the consolidated financial statements.

In our opinion, the 2021 consolidated financial statements, before the effects of the adjustments to retrospectively apply the change in accounting described in Note 7 – Assets held for sale and discontinued operations, present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2021, and the results of its consolidated operations and its consolidated cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Marcum LLP audited the adjustments to retrospectively apply the change in accounting described in Note 7 – Assets held for sale and discontinued operations. We were not engaged to audit, review, or apply any procedures to those adjustments, and accordingly, we do not express an opinion or any other form of assurance about whether those adjustments are appropriate and have been properly applied.

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

Toronto, Canada March 31, 2022	/s/ MNP LLP Chartered Professional Accountants Licensed Public Accountants

We have served as the Company’s auditor since 2020.

MNP LLP
1 Adelaide Street East, Suite 1900, Toronto ON, M5C 2V9	1.877.251.2922 T: 416.596.1711 F: 416.596.7894

TPCO Holding Corp. Consolidated balance sheets (in United States dollars)
As at	Note	December 31, 2022	December 31, 2021
Assets
Current
Cash		$93,697,529	$165,310,609
Restricted cash and restricted cash equivalents		-	9,581,689
Accounts receivable, net	30	1,205,700	4,705,563
Income tax receivable		-	1,322,340
Inventory	4	8,727,858	22,196,981
Notes and other receivables, net	5	108,957	4,732,617
Prepaid expenses and other current assets	6	8,368,495	11,940,043
Assets held for sale and discontinued operations	7	6,102,764	5,042,670
Total current assets		118,211,303	224,832,512

Investments	8	1,478,204	2,500,069
Security deposits		1,181,078	1,119,754
Prepaid expenses and other assets		844,239	756,968
Notes and other receivables, net	5	518,846	-
Property and equipment	9	15,146,084	22,159,470
Right-of-use assets – operating	10	20,689,086	27,662,847
Right-of-use assets – finance	10	23,070,846	24,639,605
Intangible assets	11	99,378,098	212,587,865
Goodwill	11	-	44,051,645
Assets held for sale and discontinued operations	7	-	11,144,254
Total assets		$280,517,784	$571,454,989

Liabilities
Current
Accounts payable and accrued liabilities	12	$24,560,359	$41,625,317
Consideration payable – current portion		5,777,943	7,496,240
Operating lease liability – current portion	10	2,355,174	3,177,666
Finance lease liability – current portion	10	156,184	13,712
Cash settled share-based payments	13	-	5,166,666
Note payable		931,103	-
Contingent consideration	30	1,611,843	943,131
Liabilities held for sale and discontinued operations	7	1,309,077	264,044
Total current liabilities		36,701,683	58,686,776

Operating lease liabilities	10	24,803,815	27,142,326
Finance lease liabilities	10	36,618,530	36,774,714
Consideration payable		383,334	1,827,515
Deferred tax liabilities	14	20,972,629	43,847,866
Liabilities held for sale and discontinued operations	7	-	644,219
Total liabilities		119,479,991	168,923,416

Mezzanine equity
Redeemable non-controlling interest	15	-	41,456,387
Total mezzanine equity		-	41,456,387

Shareholders’ equity
Common shares, no par value, unlimited Common shares authorized 107,516,333 issued and outstanding at December 31, 2022 and 97,065,092 at December 31, 2021	16	-	-
Additional paid in capital		996,697,299	954,102,859
Non-controlling interest		1	-
Accumulated deficit		(835,659,507)	(593,027,673)
Total shareholders’ equity		161,037,793	361,075,186
Total liabilities, mezzanine equity and shareholders’ equity		$280,517,784	$571,454,989

Commitments and contingencies (Note 29)

Subsequent events (Note 33)

See accompanying notes to the consolidated financial statements

TPCO Holding Corp. Consolidated statements of operations and comprehensive loss (in United States dollars)
	Note	December 31, 2022	December 31, 2021

Sales, net of discounts		$83,637,407	$79,924,941
Cost of sales		57,627,364	66,906,654
Gross profit		26,010,043	13,018,287

Impairment loss	18	130,566,825	575,498,897
Operating expenses	19	138,381,437	171,404,414

Loss from operations		(242,938,219)	(733,885,024)

Other income (expense)
Interest income		845,863	1,244,606
Interest expense		(4,928,475)	(5,155,217)
Gain on debt forgiveness		-	3,358,686
Loss on disposal of assets	22	(5,091,541)	(2,447,985)
Credit losses and changes in fair value of investments	8	(947,813)	(1,250,990)
Change in fair value of contingent consideration	30	(967,726)	229,819,070
Other income		1,360,724	3,572,217

Loss before income taxes		(252,667,187)	(504,744,637)

Income tax recovery (expense)	14	14,967,779	6,418,167
Loss and comprehensive loss from continuing operations		(237,699,408)	(498,326,470)

Loss from discontinued operations, net of income tax	7	(5,087,408)	(88,705,864)
Loss from disposal of discontinued operations, net of income tax recovery of $8,856,409	7	(151,971)	-
Net loss from discontinued operations		$(5,239,379)	$(88,705,864)

Loss and comprehensive loss attributable to shareholders of the company		$(242,631,834)	$(587,060,124)
Loss and comprehensive loss attributable to redeemable non-controlling interest	15	(306,953)	27,790
Net loss		$(242,938,787)	$(587,032,334)

Per share – basic and diluted
Loss per share from continuing operations	20	$(2.31)	$(5.25)
Loss per share from discontinued operations	20	(0.05)	(0.93)
Loss per share	20	$(2.36)	$(6.18)
Weighted average number of common shares	20	102,632,433	95,006,080

See accompanying notes to the consolidated financial statements

TPCO Holding Corp. Consolidated statements of changes in shareholders’ (deficit) equity (in United States dollars)
	Note	Common Shares	Number of Warrants	Class B Shares	Common Shares to be Issued (issued/ returned)	Additional Paid in Capital	Accumulated Deficit	Non-controlling interest	Total
Balance December 31, 2020		-	35,837,500	15,218,750	-	$(21,886,268)	$(6,463,606)	$-	$(28,349,874)
Conversion to Class B shares	16	14,655,547	-	(14,655,547)	-	-	-	-	-
Founders’ shares forfeited	16	-	-	(563,203)	-	(496,057)	496,057	-	-
Shares issued in a private placement	16	6,313,500	-	-	-	63,135,000	-	-	63,135,000
Conversion of Class A restricted voting shares	16	31,407,336	-	-	-	318,303,338	-	-	318,303,338
Shares issued for long-term strategic contracts	13	2,376,425	-	-	-	25,000,000	-	-	25,000,000
Shares issued in the Qualifying Transaction	16	42,891,175	-	-	272,104	546,447,112	-	-	546,447,112
Shares issued to extinguish liabilities in the Qualifying Transaction	16,26	336,856	-	-	-	4,264,597	-	-	4,264,597
Shares to be issued to settle contingent consideration	30	24,584	-	-	309,284	1,957,045	-	-	1,957,045
Contingent shares to be issued in the Qualifying Transaction	26	-	-	-	187,380	2,372,231	-	-	2,372,231
Contingent shares issued in the Qualifying Transaction	16	25,000	-	-	(25,000)	-	-	-	-
Replacement options issued in a business acquisition	27	-	-	-	-	3,489,501	-	-	3,489,501
Shares issued in other business combinations	27	458,898	-	-	-	1,468,474	-	-	1,468,474
Shares repurchased under share repurchase agreements	17	(1,725,000)	-	-	-	(7,055,250)	-	-	(7,055,250)
Shares repurchased under NCIB	16	(157,600)	-	-	-	(603,165)	-	-	(603,165)
Shares issued for options exercised	16	3,313	-	-	-	12,972	-	-	12,972
Shares issued for RSUs vested	16	455,058	-	-	-	-	-	-	-
Tax settlements associated with RSUs	21	-	-	-	-	(1,080,071)	-	-	(1,080,071)
Modification of RSUs	21	-	-	-	-	3,451,365	-	-	3,451,365
Share-based compensation	21	-	-	-	-	15,322,035	-	-	15,322,035
Net income		-	-	-	-	-	(587,060,124)	-	(587,060,124)
Balance December 31, 2021		97,065,092	35,837,500	-	743,768	$954,102,859	$(593,027,673)	-	361,075,186
Shares issued for long-term strategic contract	13	7,355,453	-	-	-	5,763,858	-	-	5,763,858
Shares issued in a business acquisition	15,27	1,762,425	-	-	-	1,500,000	-	-	1,500,000
Shares issued to settle contingent consideration	30	560,365	-	-	(295,751)	299,014	-	-	299,014
Shares issued for RSUs vested	21	773,848	-	-	-	-	-	-	-
Tax settlements associated with RSUs	21	-	-	-	-	(535,060)	-	-	(535,060)
Share-based compensation	21	-	-	-	-	6,009,593	-	-	6,009,593
Shares returned to Treasury		(850)	-	-	-	-	-	-	-
Shares to be returned to Treasury	13	-	-	-	(7,121,239)	(1,495,460)	-	-	(1,495,460)
Acquisition of redeemable NCI	15	-	-	-	-	31,052,495	-	1	31,052,496
Net loss		-	-	-	-	-	(242,631,834)	-	(242,631,834)
Balance December 31, 2022		107,516,333	35,837,500	-	(6,673,222)	$996,697,299	$(835,659,507)	$1	$161,037,793

See accompanying notes to the consolidated financial statements

TPCO Holding Corp. Consolidated statements of cash flows
(in United States dollars)	Note	December 31, 2022	December 31, 2021

Cash provided by (used in)
Operating activities
Net loss from continuing operations		$(237,699,408)	$(498,326,470)
Adjustments for items not involving cash
Impairment loss	18	130,566,825	575,498,897
Interest expense		4,928,475	5,183,817
Interest income		(133,744)	(1,149,041)
Loss on disposal of assets	22	5,091,541	2,447,985
Loss on lease termination	10	(117,806)	-
Allowance for accounts receivable and notes receivable		2,273,302	4,396,783
Gain on debt forgiveness		-	(3,358,686)
Credit losses and changes in fair value of investments	8	947,813	1,250,990
Depreciation and amortization	19	26,795,957	22,439,733
Shares issued for long-term strategic contracts		-	25,000,000
Share-based compensation expense, net of withholding tax settlement		5,474,533	19,663,385
Non-cash marketing expense	13	3,718,402	5,166,666
Non-cash operating lease expense	10	6,857,552	4,507,630
Fair value change of contingent consideration	30	967,726	(229,819,070)
Deferred income tax recovery	14	(32,326,433)	(5,590,409)
Repayment of operating lease liabilities		(6,707,387)	(4,836,963)
Net changes in non-cash working capital items	23	22,889,489	(43,417,594)
Net cash used in continued operating activities		(66,473,163)	(120,942,347)
Net cash used in discontinued operating activities		(5,375,734)	(7,430,934)
Total operating activities		(71,848,897)	(128,373,281)

Financing activities
Repayment of consideration payable		(1,533,333)	(1,034,417)
Repayment of finance lease liabilities	10	(4,490,443)	(4,385,528)
Proceeds from private placement		-	51,635,000
Redemption of Class A restricted voting shares		-	(264,318,686)
Proceeds from exercise of options		-	12,972
Repurchase of shares		-	(6,542,196)
Repayment of line of credit		-	(1,000,000)
Total financing activities		(6,023,776)	(225,632,855)

Investing activities
Net cash paid in the Qualifying Transaction	26	-	(28,143,886)
Net cash paid in other business combinations	27	-	(20,612,867)
Purchases of property and equipment		(3,322,873)	(9,359,417)
Advances for investments and note receivables		(350,000)	(5,650,000)
Proceeds (advances) from investments at fair value through profit or loss		304,052	(1,000,000)
Net cash paid for the acquisition of NCI		(8,430,000)	-
Proceeds from notes receivable		1,759,318	374,984
Proceeds from sale of assets, net of selling costs		6,401,402	11,068,537
Net cash used in continued investing activities		(3,638,101)	(53,322,649)
Net cash from (used in) discontinued investing activities		316,005	(400,942)
Total investing activities		(3,322,096)	(53,723,591)

Net change in cash during the period		(81,194,769)	(407,729,727)

Cash, restricted cash and restricted cash equivalents
Beginning of year		$174,892,298	$582,622,025
End of year		$93,697,529	$174,892,298

Cash		93,697,529	165,310,609
Restricted cash and restricted cash equivalents		-	9,581,689
Cash, restricted cash and restricted cash equivalents		$93,697,529	$174,892,298

Supplemental cash-flow information (Note 23)

See accompanying notes to the consolidated financial statements

TPCO Holding Corp. Notes to the consolidated financial statements (in United States dollars) For the years ended December 31, 2022 and 2021

1. Nature of operations

TPCO Holding Corp. (“TPCO” or the “Company”) was a special purpose acquisition corporation incorporated on June 17, 2019 under the laws of the Province of British Columbia for the purpose of effecting, directly or indirectly, an acquisition of one or more businesses or assets, by way of merger, amalgamation, arrangement, share exchange, asset acquisition, share purchase, reorganization, or any other similar business combinations involving the Company (a “Qualifying Transaction”). As more fully described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, the Company completed the Qualifying Transaction on January 15, 2021 and at which time the Company changed its name to TPCO Holding Corp.

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

2. Basis of presentation

These consolidated financial statements reflect the accounts of the Company and were prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for financial information.

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

ii) Variable interest entities (“VIEs”)

A VIE is an entity that does not have sufficient equity at risk to finance its activities without additional subordinated financial support or is structured such that equity investors lack the ability to control the entity's activities or do not substantially participate in the gains and losses of the entity. Upon inception of a contractual agreement, and thereafter, if a reconsideration event occurs, the Company performs an assessment to determine whether the arrangement contains a variable interest in an entity and whether that entity is a VIE. The primary beneficiary of a VIE is the party that has both the power to direct the activities that most significantly impact the VIE's economic performance and the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. Where the Company concludes that it is the primary beneficiary of a VIE, the Company consolidates the accounts of that VIE.

TPCO Holding Corp. Notes to the consolidated financial statements (in United States dollars) For the years ended December 31, 2022 and 2021

2. Basis of presentation (continued)

These consolidated financial statements include the accounts of the Company and the following entities which are subsidiaries of the Company:

Subsidiaries	Jurisdiction of incorporation	Ownership interest December 31, 2022	Ownership interest December 31, 2021
TPCO US Holding LLC	Delaware	100%	100%
Social Equity Ventures LLC	California	100%	100%
CMG Partners, Inc.	Delaware	100%	100%
well. By Caliva e-commerce, LLC	California	100%	100%
Live Zola, LLC	California	100%	100%
NC3 Systems, Inc.	California	100%	100%
NC4 Systems, Inc.	California	100%	100%
NC5 Systems, Inc.	California	100%	100%
NC6 Systems, Inc.	California	100%	100%
Caliva CADECC1, LLC	California	100%	100%
Caliva CARERC1, LLC	California	100%	100%
Caliva CAMISJ2, Inc.	California	100%	100%
OG California Branding, Inc.	California	100%	100%
G & C Staffing, LLC	California	100%	100%
Alpha Staffing, LLC	California	100%	100%
Caliva CAREWH1, LLC	California	100%	100%
Caliva CARECE1, LLC	California	100%	100%
Caliva CADESA1, LLC	California	100%	100%
Caliva CADEEM1, LLC	California	100%	100%
Caliva CAREST1, LLC	California	100%	100%
Caliva MSA, LLC	California	100%	100%
Kase’s Journey, Inc.	California	100%	100%
Sturdivant Ventures, LLC	California	100%	100%
LCV Holdings, HMB, LLC	California	100%	100%
LCV Holdings SISU 710, LLC	California	100%	100%
Fluid South, Inc.	California	100%	100%
Capitol Cocoa, Inc.	California	100%	100%
Varda Inc.	California	100%	9.5%
Caliva CADINH1, Inc.	California	100%	0%
Coast L Acquisition Corp[1]	California	90.2%	100%
Coastal Dispensary, LLC	California	90.2%	0%
Coastal Delivery Service, LLC	California	90.2%	0%
Coastal Retail Lompoc, LLC	California	90.2%	0%
Southern California Collective, Inc.	California	90.2%	0%
Releaf Alternative Inc.	California	90.2%	0%
Coastal Retail Concord, LLC	California	90.2%	0%
Coastal Delivery SLO, LLC	California	90.2%	0%
Left Coast Ventures, Inc.	Delaware	90.2%	100%
Coastal MergerSub 2, LLC	California	90.2%	0%
Coastal Manufacturing LLC	California	90.2%	0%
Coastal Distribution LLC	California	90.2%	0%
Jamaba Properties LLC	California	90.2%	0%
Calma WeHo LLC	California	85%	85%
Caliva CAREDELA1, LLC	California	42%	42%
well. By Caliva LLC	California	0%	100%
well. By Caliva Centers	California	0%	100%
Fresh Options, LLC	California	0%	100%
Martian Delivery, LLC	California	0%	100%
Rever Holdings, LLC	California	0%	100%
Eko Holdings, LLC	California	0%	100%
Lief Holdings, LLC	California	0%	100%
SISU Extraction, LLC	California	0%	100%

1 Refer to Note 27 for further details.

TPCO Holding Corp. Notes to the consolidated financial statements (in United States dollars) For the years ended December 31, 2022 and 2021

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

(c) Restricted cash and restricted cash equivalents

The Company classifies restricted cash and restricted cash equivalents outside of cash when it is not available for general use in operations. Restricted cash equivalents include highly liquid investments with original maturities of less than three months. As at December 31, 2022, $Nil of restricted cash was held in escrow (December 31, 2021 - $1,496,875).

(d) Accounts receivable, notes receivable and allowance for credit losses

Net accounts receivable and notes receivables are stated at the amount management expects to collect from outstanding balances. The allowance for doubtful accounts is based on historical experience and management's evaluation of outstanding receivables at the end of the period. Receivables are written off when deemed uncollectible.

TPCO Holding Corp. Notes to the consolidated financial statements (in United States dollars) For the years ended December 31, 2022 and 2021

3. Significant accounting policies (continued)

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

TPCO Holding Corp. Notes to the consolidated financial statements (in United States dollars) For the years ended December 31, 2022 and 2021

3. Significant accounting policies (continued)

(g) Intangible assets(continued)

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

The Company assesses goodwill for impairment annually in the third quarter, or more frequently if events or changes in circumstances indicate that it might be impaired by comparing its carrying value to the reporting unit’s fair value. Refer to Note 18 for goodwill impairment recognized during the years ended December 31, 2022 and 2021.

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

TPCO Holding Corp. Notes to the consolidated financial statements (in United States dollars) For the years ended December 31, 2022 and 2021

3. Significant accounting policies (continued)

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

The fair value of the share options granted are measured using the Black Scholes option pricing model, taking into account the terms and conditions upon which the share options were granted.

For share-based compensation granted to non-employees, the compensation expense is measured at the fair value of the equity instruments granted and recognized as the services are received.

(m) Revenue recognition

The Company earns revenue from the sale of cannabis. The Company has a diverse customer base in the state of California.

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

2) Identify the performance obligation(s)

3) Determine the transaction price

4) Allocate the transaction price to the performance obligations(s)

5) Recognize revenue when/as performance obligations(s) are satisfied

TPCO Holding Corp. Notes to the consolidated financial statements (in United States dollars) For the years ended December 31, 2022 and 2021

3. Significant accounting policies (continued)

(m) Revenue recognition (continued)

Revenue from the sale of cannabis to customers is recognized at a point in time when control over the goods has transferred to the customer. This corresponds with when the Company satisfies its performance obligation. Revenue is recorded net of any point of sale discounts provided to the customer. The Company’s revenues are principally derived from arrangements with fixed consideration. Variable consideration, if any, is not material.

The majority of the Company’s revenue is cash at point of sale. Payment is due upon transferring the goods or providing services to the customer or within a specified time period permitted under the Company’s credit policy. In those cases where the Company provides goods or services on credit, the Company considers whether or not collection is probable in determining if a contract exists under ASC 606 Revenue from Contracts with Customers. Costs associated with goods or services are expensed in the year performance obligations are satisfied.

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

The Company's Return Policy conforms to the Medicinal and Adult-Use Cannabis Regulation and Safety Act (“MAUCRSA”), which was signed into law in September 2017 and creates the general framework for the regulation of commercial medicinal and adult-use cannabis in California. The Company determined that no provision for returns or refunds was necessary as at December 31, 2022 and 2021.

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

(n) Leases

Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets are classified as a finance lease or an operating lease. A finance lease is a lease in which 1) ownership of the property transfers to the lessee by the end of the lease term; 2) the lease grants the lessee an option to purchase the underlying asset that the lessee is reasonably certain to exercise; 3) the lease is for a major part of the remaining economic life of the underlying asset; 4) the present value of the sum of the lease payments and any residual value guaranteed by the lessee that is not already included in the lease payments equals or exceeds substantially all of the fair value; or 5) the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. Leases that do not meet the finance lease criteria are classified as operating leases.

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

The Company has elected to apply the practical expedient in ASC 842 Leases, for each class of underlying asset, except real estate leases, to not separate non-lease components from the associated lease components of the lessee’s contract and account for both components as a single lease component. Additionally, for certain equipment leases, the Company applies a portfolio approach to effectively account for the operating lease ROU assets and liabilities.

TPCO Holding Corp. Notes to the consolidated financial statements (in United States dollars) For the years ended December 31, 2022 and 2021

3. Significant accounting policies (continued)

(n) Leases (continued)

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

(o) Income taxes

Income taxes are comprised of current and deferred taxes. These taxes are accounted for using the liability method. Current tax is recognized in connection with income for tax purposes, unrealized tax benefits and the recovery of tax paid in a prior period and measured using the enacted tax rates and laws applicable to the taxation period during which the income for tax purposes arose. Deferred tax is recognized on the difference between the carrying amount of an asset or a liability, as reflected in the financial statements, and the corresponding tax base, used in the computation of income for tax purposes ("temporary difference") and measured using the enacted tax rates and laws as at the balance sheet date that are expected to apply to the income that the Company expects to arise for tax purposes in the period during which the difference is expected to reverse. Management assesses the likelihood that a deferred tax asset will be realized, and a valuation allowance is provided to the extent that it is more likely than not that all or a portion of a deferred tax asset will not be realized. The determination of both current and deferred taxes reflects the Company's interpretation of the relevant tax rules and judgment.

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

TPCO Holding Corp. Notes to the consolidated financial statements (in United States dollars) For the years ended December 31, 2022 and 2021

3. Significant accounting policies (continued)

(o) Income taxes (continued)

Any interest and penalties related to unrecognized tax liabilities are presented within income tax expense (recovery) in the consolidated statements of operations and comprehensive loss.

(p) Advertising

The Company expenses advertising costs when the advertising first takes place. Advertising expense was approximately $2,885,629 for the year ended December 31, 2022 (December 31, 2021 - $3,369,772).

(q) Fair value

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

The carrying value of the Company’s cash, restricted cash and restricted cash equivalents, accounts receivable, notes and other receivables, other current assets, security deposits, accounts payable and accrued expenses and consideration payable approximate their fair value due to their short-term nature.

Contingent consideration, investments at fair value through profit or loss and share repurchase liabilities are measured at fair value on a recurring basis.

(r) Cost of sales

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

(s) Earnings (loss) per share

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

(t) Operating segments

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

TPCO Holding Corp. Notes to the consolidated financial statements (in United States dollars) For the years ended December 31, 2022 and 2021

3. Significant accounting policies (continued)

(t) Operating segments (continued)

The Company has assessed the above criteria and has determined that the entity as a whole is one operating segment comprising of a single operating segment engaged in the cultivation, manufacturing, distribution and sale of cannabis within the State of California.

(u) Assets classified as held for sale

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

(v) Discontinued operations

The Company accounts for discontinued operations when there is a disposal of a component group or a group of components that represents a strategic shift that will have a major effect on the Company’s operations and financial results. The Company aggregates the results of operations for discontinued operations into a single line item in the consolidated statements of operations and comprehensive loss for all periods presented. General corporate overhead is not allocated to discontinued operations. See Note 7 for additional information.

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

Variable interest entities

The Company assesses all variable interests in entities and uses judgment when determining if the Company is the primary beneficiary. Qualitative factors that are considered include decision-making responsibilities, the VIE capital structure, risk and rewards sharing, contractual agreements with the VIE, voting rights and the level of involvement of other parties. Refer to Note 27 for further details.

TPCO Holding Corp. Notes to the consolidated financial statements (in United States dollars) For the years ended December 31, 2022 and 2021

3. Significant accounting policies (continued)

(x) Critical accounting estimates and judgments (continued)

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

Share-based compensation

In determining the fair value of share-based payments, the Company makes assumptions, such as the expected life of the award, the volatility of the Company’s share price, the risk-free interest rate, and the rate of forfeitures. Refer to Note 21 for further information.

Goodwill

Goodwill is tested for impairment annually and whenever events or changes in circumstances indicate that the carrying amount of goodwill may have been impaired. In order to determine that the value of goodwill may have been impaired, the Company performs a qualitative assessment to determine whether it is more-likely-than-not that the reporting unit’s fair value is less than its carrying value, indicating the potential for goodwill impairment. A number of factors, including historical results, business plans, forecasts and market data are used to determine the fair value of the reporting unit. Changes in the conditions for these judgments and estimates can significantly affect the assessed value of goodwill. Refer to Note 11 for further information.

TPCO Holding Corp. Notes to the consolidated financial statements (in United States dollars) For the years ended December 31, 2022 and 2021

3. Significant accounting policies (continued)

(x) Critical accounting estimates and judgments (continued)

Long-lived assets

Depreciation and amortization of property and equipment, right-of-use assets and intangible assets are dependent upon estimates of useful lives, which are determined through the exercise of judgment. The assessment of any impairment of these assets is dependent upon estimates of recoverable amounts that consider factors such as economic and market conditions and the useful lives of assets. The Company uses judgment in: (i) assessing whether there are impairment triggers affecting long-lived assets, (ii) determining the asset groups and (iii) determining the recoverable amount and if necessary, estimating the fair value. Refer to Notes 9, 10 and 11 for further information.

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

Estimated fair values may vary from the actual prices that would be achieved in an arm’s length transaction at the reporting date. Refer to Note 30 for further information on recurring and non-recurring fair value measurements.

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

(y) Accounting standards adopted

Debt with conversion options and other options

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which is intended to address issues identified as a result of the complexity associated with applying GAAP for certain financial instruments with characteristics of liabilities and equity. The Company adopted ASU 2020-06 effective January 1, 2022, and such adoption did not have a material effect on its consolidated financial statements.

TPCO Holding Corp. Notes to the consolidated financial statements (in United States dollars) For the years ended December 31, 2022 and 2021

3. Significant accounting policies (continued)

(y) Accounting standards adopted (continued)

Leases

The FASB issued ASU 2016‑02 Leases (ASC 842) (“ASC 2016-02”) which modifies the classification criteria and requires lessees to recognize right‑of‑use assets and lease liabilities arising from most leases on the balance sheet with additional disclosures about leasing arrangements. The effective date was subsequently amended by ASU 2021-05 for non-public business entities to be effective for fiscal years beginning after December 31, 2021, with earlier application permitted.

The Company elected to early adopt ASC 842 in accordance with the transition provisions of ASU 2016-02, with a date of initial application of January 1, 2021. The Company had no leases until it acquired subsidiaries in the business combination discussed in Note 26. As a result, there was no impact on its consolidated financial statements.

Income taxes

In December 2019, the FASB issued ASU 2019-12, Income Taxes - Simplifying the Accounting for Income Taxes (ASC 740) (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The standard is effective for non-public business entities for annual reporting periods beginning after December 15, 2021, with early adoption permitted for periods for which financial statements have not yet been made available for issuance. The Company elected to early adopt ASU 2019-12 effective January 1, 2021, in accordance with its transition provisions. The adoption did not have a material effect on its consolidated financial statements.

Investments

In January 2020, the FASB issued ASU 2020-01, Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) (“ASU 2020-01”), which is intended to clarify the interaction of the accounting for equity securities under Topic 321 and investments accounted for under the equity method of accounting in Topic 323 and the accounting for certain forward contracts and purchased options accounted for under Topic 815. ASU 2020-01 is effective for the non-public business entities for fiscal years beginning after December 15, 2021, with early adoption permitted for periods for which financial statements have not yet been made available for issuance. The Company elected to early adopt ASU 2020-01 effective January 1, 2021, in accordance with its transition provisions. The adoption did not have a material effect on its consolidated financial statements.

(z) Accounting standards issued but not yet effective

Allowance for credit losses

In September 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This guidance was subsequently amended by ASU 2018-19, Codification Improvements, ASU 2019- 04, Codification Improvements, ASU 2019-05, Targeted Transition Relief, ASU 2019-10, Effective Dates, and ASU 2019-11, Codification Improvements. These ASUs are effective for Smaller Reporting Companies for fiscal years beginning after December 15, 2022, including interim periods therein. The adoption of this ASU is currently not expected to have a material impact on the consolidated financial statements.

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

The Company considers the applicability and impacts of all ASUs. All other ASUs were assessed and determined to be either not applicable or are not expected to have a material impact on the consolidated financial statements.

TPCO Holding Corp. Notes to the consolidated financial statements (in United States dollars) For the years ended December 31, 2022 and 2021

4. Inventory

	December 31, 2022	December 31, 2021
Packaging supplies	$2,109,465	$2,784,846
Biological assets	22,844	1,371,749
Raw materials	48,936	2,009,754
Work in progress	227,936	1,969,696
Finished goods	6,318,677	14,060,936
	$8,727,858	$22,196,981

During the year ended December 31, 2022, the Company recorded write-downs of $6,092,705 (December 31, 2021 - $5,949,741) on inventory which is included in cost of sales.

5. Notes and other receivables, net

	December 31, 2022	December 31, 2021
Upfront payment (i)	$5,650,000	$5,650,000
Prepayment (i)	1,490,000	1,490,000
Promissory note receivables (ii)	627,803	543,560
Other receivable (iii)	-	1,200,000
Total notes receivable	7,767,803	8,883,560
Less allowance for credit losses (i)	(7,140,000)	(4,150,943)
Total notes receivable	627,803	4,732,617
Note receivable – current portion	108,957	4,732,617
Note receivable- non-current	$518,846	$-

(i)

In May 2021, the Company entered into a series of arrangements to obtain the rights to four acres of land that is licensed for outdoor grow (the “Arrangement”). The purchase price for the Arrangement was $6,000,000 in cash (subject to holdbacks), shares with an estimated value of $2,500,000 to be issued when the transaction closes and up to 1,309,263 shares subject to earnouts. The upfront payment of $5,650,000, net of holdbacks of $350,000, is secured by a non-interest-bearing promissory note. The Company also entered into a cultivation and supply agreement for a period of three years, with the option to extend for two additional one-year terms under the same contractual terms. As part of the agreement, the Company has a minimum purchase commitment of 12,000 lbs per growing period of conforming cannabis as defined in the cultivation and supply agreement, equal to approximately $3,500,000.

The closing of the transaction was dependent on the satisfaction of various conditions, which were not met by the second quarter of 2022 as required by the Arrangement. Further, the counterparty was unable to produce sufficient quantities of biomass that met both the Company’s standards and the requirements of the cultivation supply agreements, resulting in an overpayment of amounts prepaid under the Arrangement of $1,490,000 (“Prepayment”). The Company has provided notice of termination of the Arrangement and requested that the counterparty present an acceptable restructure to the arrangements and/or a payback plan for the Upfront payment. The counterparty has contested certain of the Company’s positions and has claimed an inability to pay the owed cash amounts. The Company recorded an allowance for credit losses of $5,650,000 (December 31, 2021 - $2,660,943) related to the Upfront payment and $1,490,000 related to the Prepayment (December 31, 2021- $1,490,000).

(ii)

During the year ended December 31, 2022, the Company entered into a sale-leaseback arrangement. In partial consideration of the arrangement, the Company received a promissory note for $500,000 which is payable over five years. The fair value of the promissory note on initial recognition was $389,816. The balance as at December 31, 2022 related to this promissory note, including accrued interest, is $423,484. Refer to Note 10.

During the year ended December 31, 2022, the Company issued a promissory note for $200,000. The note is unsecured, bearing interest at 10% per annum and payable in full maturity, July 1, 2024. The balance as at December 31, 2022 related to this promissory note, including accrued interest, is $204,319.

During the year ended December 31, 2021, the Company disposed of its non-THC business. As part of the proceeds received, the Company entered into a promissory note. The note is unsecured, bearing interest at 2% per annum and payable in 5 equal quarterly instalments beginning on July 31, 2021. The balance as at December 31, 2022 related to this promissory note is $nil (December 31, 2021- $543,560). During the year ended December 31, 2022, the Company received $559,318 in payments (December 31, 2021 - $374,984).

TPCO Holding Corp. Notes to the consolidated financial statements (in United States dollars) For the years ended December 31, 2022 and 2021

5. Notes and other receivables, net (continued)

(iii)

During the year ended December 31, 2021, the Company was successful in a legal matter and agreed to a settlement of $2,200,000, of which $1,000,000 was received prior to December 31, 2021. The remaining settlement was received in full by December 2022.

6. Prepaid expenses and other current assets

	December 31, 2022	December 31, 2021
Prepaid expenses	$51,456	$109,929
Prepaid insurance	771,752	1,560,840
Prepaid inventory	89,386	2,188,881
Prepaid rent	54,160	650,000
Other prepaid assets	1,357,586	1,386,238
Indemnification assets	6,044,155	6,044,155
	$8,368,495	$11,940,043

7. Assets held for sale and discontinued operations

The following table outlines the carrying amounts of major classes of assets and liabilities included in disposal groups:

	December 31, 2022 Assets held for sale (a)	December 31, 2021 Discontinued operations (b)
Current assets of disposal groups classified as held for sale
Inventory	$-	$5,042,670
Right-of-use assets - operating	1,240,211	-
Intangible assets	11,443,681	-
Total carrying value of current assets	12,683,892	5,042,670
Impairment recognized on classification as held for sale	(6,581,128)	-
Total current assets	$6,102,764	$5,042,670

Non-current assets of disposal groups classified as held for sale
Right-of-use asset	$-	$701,439
Property and equipment	-	887,795
Intangible assets	-	9,555,020
Total non-current assets	$-	$11,144,254

Total assets of disposal groups	$6,102,764	$16,186,924

Current liabilities of disposal groups classified as held for sale
Operating lease liability – current portion	$1,309,077	$264,044
Total current liabilities	$1,309,077	$264,044

Non-current liabilities of disposal groups classified as held for sale
Operating lease liability	$-	$644,219
Total non-current liabilities	$-	$644,219

Total liabilities of disposal groups	$1,309,077	$908,263

(a) Assets held for sale

During the year ended December 31, 2022, the Company became committed to plans to sell four licenses and transfer certain right of use asset and lease liabilities related to the licenses. Prior to reclassification to assets held for sale, the assets were tested for impairment. As a result, the cost bases of the asset groups were written down to $4,793,687 resulting in an impairment loss of $6,815,904 on intangible assets which is included in impairment in net loss from continuing operations. Of the impairment recognized, $6,581,128 relates to assets that continue to be held for sale as at December 31, 2022.

TPCO Holding Corp. Notes to the consolidated financial statements (in United States dollars) For the years ended December 31, 2022 and 2021

7. Assets held for sale and discontinued operations (continued)

(b) Discontinued operations

On October 31, 2022, the Company sold its wholly owned subsidiary, SISU Extractions LLC (“SISU”) for $316,005 cash and in addition, the purchaser agreed to enter into a multi-strategic supply agreement providing the Company the right, but not the obligation, to purchase cannabis oil and flower brokerage services for a period of 24 months on preferred terms. The disposition of the operations represented a major strategic shift in the business and met the criteria of discontinued operations. The Company has re-presented the December 31, 2021 consolidated balance sheet and consolidated statement of operations and comprehensive loss.

Summarized results of the discontinued operations were as follows:

	December 31, 2022	December 31, 2021
Sales, net of discounts	$23,898,318	$93,489,940
Cost of sales	23,002,763	86,275,537
Gross profit	895,555	7,214,403

Impairment loss	-	(78,818,403)
Operating expenses	(5,522,335)	(13,028,989)
Loss from operations	(4,626,780)	(84,632,989)

Other expense	(119,247)	(27,260)
Income tax expense	(341,381)	(4,045,615)

Loss from discontinued operations, net of income tax	$(5,087,408)	$(88,705,864)

Loss from disposal of discontinued operations, net of income tax recovery of $8,856,409	$(151,971)	$-

8. Investments

	Marketable securities	Non-marketable securities	Available for sale securities	Other	Total
Balance, December 31, 2020	$-	$-	$-	$-	$-
Acquired in the period	2,159,514	591,545	1,000,000	-	3,751,059
Interest income	-	-	48,028	-	48,028
Change in fair value	(1,299,018)	-	-	-	(1,299,018)
Balance, December 31, 2021	$860,496	$591,545	$1,048,028	$-	$2,500,069

Acquired in the period	-	-	-	150,000	150,000
Interest income	-	-	80,000	-	80,000
Change in fair value and credit loss	(556,444)	-	(391,369)	-	(947,813)
Dispositions	(304,052)	-	-	-	(304,052)
Balance, December 31, 2022	$-	$591,545	$736,659	$150,000	$1,478,204

TPCO Holding Corp. Notes to the consolidated financial statements (in United States dollars) For the years ended December 31, 2022 and 2021

9. Property and equipment

	December 31, 2022	December 31, 2021
Gross carrying amounts
Leasehold improvements	$16,444,132	$13,726,734
Production equipment	2,261,005	2,500,473
Furniture and fixtures	871,689	858,859
Vehicles	333,325	425,886
Office equipment	933,634	1,030,216
Building	-	6,549,489
	20,843,785	25,091,657

Accumulated depreciation
Leasehold improvements	(3,646,995)	(1,724,692)
Production equipment	(1,176,720)	(671,688)
Furniture and fixtures	(373,634)	(196,124)
Vehicles	(103,069)	(51,573)
Office equipment	(397,283)	(206,244)
Building	-	(81,866)
	(5,697,701)	(2,932,187)

Property and equipment, net	$15,146,084	$22,159,470

The Company recorded depreciation expense related to continuing operations of $3,089,011 year ended December 31, 2022 (December 31, 2021 - $1,831,071).

As at December 31, 2022, the Company has leasehold improvements of $699,259 (December 31, 2021 - $966,192) in progress which are not available for use and therefore not depreciated.

10. Leases

The Company leases real estate used for dispensaries, production plants, and corporate offices. Lease terms for real estate generally range from 1 to 14.75 years. Most leases include options to renew for varying terms at the Company’s sole discretion. Certain leases include escalation clauses or payment of executory costs such as property taxes, utilities, or insurance and maintenance. Rent expense for leases with escalation clauses is accounted for on a straight-line basis over the lease term. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The following table provides the components of lease cost:

	December 31, 2022	December 31, 2021
Operating lease costs	$6,857,552	$4,507,630
Short term lease expense	1,210,853	139,603
Lease expense	8,068,405	4,647,233

Finance lease cost:
Amortization of lease assets	1,568,759	1,619,093
Interest on lease liabilities	4,479,732	4,515,112
Finance lease cost	6,048,491	6,134,205

Total lease costs	$14,116,896	$10,781,438

The Company recorded operating lease sublease income of $704,697 for the year ended December 31, 2022 (December 31, 2021 - $222,787) included in other income on the consolidated statements of operations and comprehensive loss.

Other information related to operating and finance leases as of and for the year ended December 31, 2022 are as follows:

	Operating Lease	Finance Lease
Weighted average discount rate	11.89%	13.02%
Weighted average remaining lease term (in years)	9.01	14.75

TPCO Holding Corp. Notes to the consolidated financial statements (in United States dollars) For the years ended December 31, 2022 and 2021

10. Leases (continued)

Cash paid for amounts included in the measurement of lease liabilities:

	December 31, 2022	December 31, 2021
Operating cash flows from operating leases	$6,707,387	$4,836,963
Financing cash flows from finance lease	4,490,443	4,385,528

The maturity of the contractual undiscounted lease liabilities as of December 31, 2022:

	Operating Lease	Finance Lease

2023	$5,521,022	$4,625,156
2024	5,002,948	4,763,910
2025	5,139,443	4,906,828
2026	5,288,213	5,054,033
2027	4,775,402	5,205,654
Thereafter	18,295,466	59,679,244
Total undiscounted lease liabilities	44,022,494	84,234,825
Interest on lease liabilities	16,863,505	47,460,111
Total present value of minimum lease payments	27,158,989	36,774,714
Lease liability – current portion	2,355,174	156,184
Lease liability	$24,803,815	$36,618,530

Additional information on the right-of-use assets is as follows:

	Operating lease	Finance lease

Gross carrying amount
Balance, December 31, 2021	$30,099,933	$26,258,698

Measurement period adjustment (Note 27)	411,322	-
Additions (i)	2,163,935	-
Disposals	(1,882,008)	-
Impairment (Note 18)	(5,162,379)	-
Termination of lease	(218,157)	-
Lease extension	3,518,350	-
Adjustment for lease term	(615,481)	-
Transfer to assets held for sale (Note 7)	(1,763,717)	-
Balance, December 31, 2022	$26,551,798	$26,258,698

Depreciation
Balance, December 31, 2021	$2,437,086	$1,619,093
Transfer to assets held for sale (Note 7)	(271,201)	-
Additions	3,696,827	1,568,759
Balance, December 31, 2022	$5,862,712	$3,187,852

Carrying amount December 31, 2022	$20,689,086	$23,070,846
Carrying amount December 31, 2021	$27,662,847	$24,639,605

The Company capitalized $704,732 of amortization to inventory for the year ended December 31, 2022 (December 31, 2021 - $1,350,735).

(i) During the year ended December 31, 2022, the Company entered into a sale-leaseback arrangement whereby it sold its building for $6,500,000 less closing costs and entered into a lease with the buyer for a non-cancellable period of five years with the option to extend the lease for three additional five-year periods. The Company received $6,000,000 upfront and received a promissory note for $500,000 which is payable over five years. The fair value of the promissory note on initial recognition was $389,816. The Company recorded a loss on sale which is included in loss on disposal of assets on the consolidated statement of comprehensive operations and loss and was calculated as follows:

Sale price	$6,389,816
Selling costs	(230,960)
Carrying value of building	(6,413,329)
Loss on disposal of asset	$(254,473)

TPCO Holding Corp. Notes to the consolidated financial statements (in United States dollars) For the years ended December 31, 2022 and 2021

10. Leases (continued)

(ii) During the year ended December 31, 2022, the Company terminated one of its leases early by agreeing to pay the lessor $200,000 upon termination and issuing a promissory note for $950,000 due January 2, 2023. The fair value of the promissory note on initial recognition was $931,103. The Company recorded a loss on termination of $41,074 which is included in other income in the consolidated statement of operations and comprehensive loss.

During the year ended December 31, 2022, the Company terminated three of its leases, two of which had no termination penalties and one with a $350,000 termination penalty accrued at year end and additional expense of $162,500 related to prepaid rent for total additional expense of $512,500. The Company recorded a total gain on terminations of $158,880 which is included in other income in the consolidated statement of operations and comprehensive loss.

11. Goodwill and intangible assets

	December 31, 2022	December 31, 2021
Opening gross goodwill	607,413,242	-
Acquired in the Qualifying Transaction (Note 26)	-	570,307,290
Acquired in other business combinations (Note 27)	-	45,666,784
Measurement period adjustment (Note 27)	(22,633,099)	-
Disposals	(35,000)	(8,560,832)
	584,745,143	607,413,242

Opening accumulated impairment	(563,361,597)	-
Impairment non-THC business (Note 18)	-	(5,555,437)
Impairment (Note 18)	(21,418,546)	(563,361,597)
Disposals	35,000	5,555,437
	(584,745,143)	(563,361,597)

Goodwill, net	$-	$44,051,645

Intangible assets gross carrying amounts (i)
License	82,563,527	112,161,292
Brand	50,400,559	116,700,360
Customer relations	2,920,000	2,920,000
	135,884,086	231,781,652

Intangible assets accumulated amortization
License	(26,654,299)	(13,620,757)
Brand	(9,218,821)	(5,264,606)
Customer relations	(632,868)	(308,424)
	(36,505,988)	(19,193,787)

Intangible assets, net	$99,378,098	$212,587,865

The Company recorded amortization expense related to continuing operations of $22,842,919 during the year ended December 31, 2022 (December 31, 2021 - $19,226,357).

(i)

During the year, the Company recognized an increase in intangible assets of $31,673,000 as a result of measurement period adjustments related to business combinations, refer to Note 27. In addition, the Company recognized a decrease of $97,169,997 as a result of impairment, refer to Note 18.

The following table outlines the estimated future annual amortization expense as of December 31, 2022:

Estimated Amortization
2023	$(7,257,882)
2024	(7,191,983)
2025	(7,191,983)
2026	(7,191,983)
2027	(7,174,094)
Thereafter	(63,370,173)
$(99,378,098)

TPCO Holding Corp. Notes to the consolidated financial statements (in United States dollars) For the years ended December 31, 2022 and 2021

12. Accounts payable and accrued liabilities

	December 31, 2022	December 31, 2021
Trade payables	$4,249,794	$8,390,991
Other accrued expenses	4,872,988	7,288,466
Accrued payroll expenses	2,666,974	1,326,493
Accrued severance expenses	692,220	1,331,365
Accrued income and other taxes	9,974,817	19,062,306
Goods received but not yet invoiced	2,103,566	4,225,696
	$24,560,359	$41,625,317

13. Long term strategic contracts

(i) Marketing Agreement (“MA”)

The Company had engaged a third-party for strategic and promotional services. During the year ended December 31, 2021, the Company issued 2,376,425 common shares in settlement of the initial $25,000,000. As the shares vested immediately, the full amount of the $25,000,000 was recognized as an expense in operating expenses during the year ended December 31, 2021.

The Company was obligated to issue shares to the value of $1,875,000 quarterly over the second and third year of the contract. During year ended December 31, 2022, the Company issued 7,355,453 common shares to settle the first year of quarterly payments. These common shares are restricted under applicable US securities laws.

The Company recognized an expense of $3,718,402 during the year ended December 31, 2022 (December 31, 2021 - $5,166,666) in operating expenses as a sales and marketing expense. As of December 31, 2022, the cash-settled liability is $nil (December 31, 2021 - $5,166,666).

(ii) Brand Strategy Agreement (“BSA”)

The Company was party to the BSA, whereby the Company received the services of Shawn C. Carter p/k/a JAY-Z’s related promotion and advertising for the remaining non-cancellable period of 5 years. The Company was committed to settle $21,500,000 in either cash or common shares at the option of the counterparty over the remaining non-cancellable period. The Company was recognizing the cost associated with the arrangement over the same period it was receiving services.

During the year ended December 31, 2022, the Company recognized an expense of $4,416,667 (December 31, 2021 - $4,183,565) in operating expenses related to this arrangement. and $nil in accounts payable and accrued liabilities as of December 31, 2022 (December 31, 2021 - $2,183,565). During the year ended December 31, 2022, the Company made a cash payment of $3,000,000 (December 31, 2021 - $nil).

On December 29, 2022, the Company entered into modification agreements (the "Modification Agreements") to restructure the relationship between the Company and the counterparties to the above contracts. Refer to Note 22.

14. Income taxes

Net income (loss) from continuing operations before income taxes was generated as follows:

	December 31, 2022	December 31, 2021

Domestic - Canada	$(23,940,689)	$165,628,760
Foreign – outside of Canada	(228,726,498)	(670,373,397)
	$(252,667,187)	$(504,744,637)

TPCO Holding Corp. Notes to the consolidated financial statements (in United States dollars) For the years ended December 31, 2022 and 2021

14. Income taxes (continued)

Income tax (recovery) expense is comprised of the following:

	December 31, 2022	December 31, 2021
Current tax expense
Domestic – Canada	$-	$-
Foreign – outside of Canada	17,358,657	(827,758)
	17,358,657	(827,758)

Deferred tax recovery
Domestic – Canada	-	-
Foreign – outside of Canada	(32,326,436)	(5,590,409)
	(32,326,436)	(5,590,409)

Income tax recovery	$(14,967,779)	$(6,418,167)

A reconciliation of income taxes at the statutory rate with the reported taxes is as follows.

	December 31, 2022	December 31, 2021

Loss before tax	$(252,667,187)	$(504,744,637)
Statutory income tax rate	21%	21%
Income tax recovery based on statutory rate	(53,060,109)	(105,996,374)

Increase (decrease) resulting from:
§280E permanent adjustment	22,073,497	22,558,050
Impairment	7,179,876	159,241,026
Share-based compensation expense	149,863	4,128,200
Fair value change of contingent consideration	-	(62,150,629)
Non-taxable items	(225,201)	(1,286,100)
Change in valuation allowance	35,376,675	25,812,740
Other	115,792	(647,879)
Effect of state income taxes	(25,141,653)	(58,081,560)
Tax rate differences and tax rate changes	(1,436,519)	10,004,359
Income tax expense	$(14,967,779)	$(6,418,167)

Deferred taxes result from the temporary differences between financial reporting carrying amounts and the tax basis of existing assets and liabilities. The table below summarizes the principal components of the deferred tax assets (liabilities) as follows:

	December 31, 2022	December 31, 2021
Deferred tax assets
Loss carryforwards	$64,992,935	$25,917,608
Tangible assets	-	1,148,865
Intangible assets	-	5,883,006
Financing costs	3,343,107	5,194,236
Marketing prepaid	2,250,000	4,500,000
Cash settled share-based payments	-	1,395,000
Other	3,728,027	3,176,964
Deferred tax assets	74,314,069	47,215,679
Valuation allowance	(66,459,411)	(32,392,015)
Net deferred tax asset	7,854,658	14,823,664

Deferred tax liabilities
Intangible assets	(28,827,287)	(58,294,219)
Other	-	(377,311)
Deferred tax liabilities	(28,827,287)	(58,671,530)
Deferred tax assets	7,854,658	14,823,664
Net deferred tax liability	$(20,972,629)	$(43,847,866)

TPCO Holding Corp. Notes to the consolidated financial statements (in United States dollars) For the years ended December 31, 2022 and 2021

14. Income taxes (continued)

Deferred income taxes have not been recorded on the basis differences for investments in consolidated subsidiaries as these basis differences are indefinitely reinvested or will reverse in a non-taxable manner. Quantification of the deferred income tax liability, if any, associated with indefinitely reinvested basis differences is not practicable.

A valuation allowance has been taken against the California deferred tax assets of $26,865,066. In addition, a valuation allowance of $10,750,005 has been taken against the federal deferred tax assets relating to net operating losses that might not be available. A valuation allowance has been taken against the Canadian deferred tax assets of $28,844,340.

As at December 31, 2022, the Company has Canadian federal and provincial non-capital loss carryforwards of $84,406,384 (December 31, 2021 - $44,402,766). The Canadian non-capital loss carryforwards expire between 2039 and 2042.

As at December 31, 2022, the Company has the following U.S. federal and state losses carried forward available to reduce future years' taxable income, which losses expire as follows:

	Federal	State and Local	Total
2034	$-	48,671	$48,671
2035	-	3,382,027	3,382,027
2036	-	8,787,634	8,787,634
2037	-	12,061,282	12,061,282
2038	-	31,194,997	31,194,997
2039	-	64,493,970	64,493,970
2040	-	54,470,985	54,470,985
2041	-	74,068,585	74,068,585
2042		102,053,042	102,053,042
Indefinite	53,398,098	-	53,398,098
	$53,398,098	$350,561,193	$403,959,291

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

The non-deductible expenses shown in the effective rate reconciliation above is comprised primarily of the impact of applying IRC Section 280E to the Company's businesses that are involved in selling cannabis, along with other typical non-deductible expenses such as lobbying expenses. As the application and IRS interpretations on Section 280E continue to evolve, the impact of this cannot be reliably estimated. Any changes to the application of Section 280E may have a material effect on the Company’s consolidated financial statements

The statute of limitations on tax returns for the IRS and California Franchise Tax Board are 3 and 4 years respectively. Net operating losses remains open for examination beyond these statute of limitations for both the IRS and California Franchise Tax Board.

Utilization of net operating loss carryforwards may be subject to limitations in the event of a change in ownership as defined under U.S. IRC Section 382, and similar state provisions. An "ownership change" is generally defined as a cumulative change in the ownership interest of significant shareholders of more than 50 percentage points over a three-year period. The Company experienced ownership change during 2017. Such ownership change could result in a limitation of the Company's ability to reduce future income by net operating loss carryforwards. A formal Section 382 study has not been prepared, so the exact effects of the ownership change are not known at this time. The deferred tax assets include net operating losses of the Company as of the conversion date to a C corporation.

In March 2020, the U.S. federal government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “Act”). The Act, among other provisions, reinstates the ability of corporations to carry net operating losses back to the five preceding tax years, has increased the excess interest limitation on modified taxable income from 30 percent to 50 percent. The Company has made a reasonable estimate of the effects on existing deferred tax balances and has concluded that the Act has not had a significant on the deferred tax balances.

TPCO Holding Corp. Notes to the consolidated financial statements (in United States dollars) For the years ended December 31, 2022 and 2021

14. Income taxes (continued)

The Company operates in a number of tax jurisdictions and is subject to examination of its income tax returns by tax authorities in those jurisdictions who may challenge any item on these returns. Because the tax matters challenged by tax authorities are typically complex, the ultimate outcome of these challenges is uncertain. The Company recognizes the benefit of uncertain tax positions in the consolidated financial statements after determining that it is more-likely-than-not the uncertain tax positions will be sustained.

The Company has recorded a reserve for an uncertain tax positions in accrued income and other taxes within accounts payable and accrued liabilities and corresponding indemnification assets of $6,044,155 within prepaids related to acquisitions, refer to Notes 26 and 27. A continuity of the reserve for uncertain tax positions is presented below:

	December 31, 2022	December 31, 2021
Opening, balance	$7,071,735	$-
Acquired in a business combination	-	8,881,814
Current year additions	9,466,028	-
Reclass to payables for positions no longer uncertain	(653,616)	-
Settlements with taxing authorities	(1,494,837)	(1,810,079)
Balance, December 31	$14,389,310	$7,071,735

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

15. Redeemable non-controlling interest

The following table explains the movement in redeemable NCI during the year ended December 31, 2022:

	Coastal Holding (a)	Varda Inc. (b)	Calma (c)	Total
Balance, December 31, 2021	$35,307,459	$4,648,928	$1,500,000	$41,456,387
Net (loss) income attributable to redeemable non-controlling interest	(354,963)	48,010	-	(306,953)
Redeemed	(34,952,496)	(4,696,938)	(1,500,000)	(41,149,434)
Balance, December 31, 2022	$-	$-	$-	$-

a)

The Company was obligated to acquire 100% of the equity in Coastal Holding when the transaction legally closed, which was contingent upon various conditions. The transaction legally closed on November 14, 2022 and was settled by issuing $3,750,000 of cash, assuming $150,000 of liabilities, and issuing 24,796,902 common shares of the Company’s subsidiary, Coast L Acquisition Corp (“Coast L”). Each Coast L share is exchangeable at any time on a one-for-one basis into common shares of the Company. As at December 31, 2022, no shares have been exchanged.

b)

The Company was obligated to acquire the remaining 90.5% of Varda Inc. when regulatory approval was received for the license to transfer. On June 20, 2022, regulatory approval was received and as a result the associated redeemable NCI was redeemed for $4,680,000 of cash. Refer to Note 27.

c)

The Company was obligated to acquire the Class A shares of Calma when regulatory approval was received for the license to transfer. During the year ended December 31, 2022, the Company issued 1,762,425 common shares to redeem the Calma NCI.

TPCO Holding Corp. Notes to the consolidated financial statements (in United States dollars) For the years ended December 31, 2022 and 2021

16. Shareholders’ equity

Common shares

a) Authorized

The Company is authorized to issue an unlimited number of common shares with no par value.

b) Common shares issued

Number of common shares
Balance December 31, 2021	97,065,092
(i) Shares issued to settle contingent consideration	305,325
(ii) Shares issued to settle contingent consideration	255,040

Shares issued for Marketing Arrangement (Note 13)	7,355,453
Shares issued for vested RSUs and PSUs (Note 21)	773,848
Shares issued for acquisition of Calma (Note 27)	1,762,425
Shares returned to Treasury	(850)
Balance, December 31, 2022	107,516,333

(i)

During the year ended December 31, 2022, the Company issued 305,325 common shares related to contingent consideration in the acquisition of Caliva. The common shares were included in shares to be issued as at December 31, 2021.

(ii)

During the year ended December 31, 2022, the Company issued 255,040 common shares related to contingent consideration in the acquisition of LCV. The common shares were issued as the related contingency was resolved.

The Company has reserved 24,796,902 common shares to be issued in exchange for shares of its subsidiary, Coast L Acquisition Corp. Refer to Note 15.

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

Number of common shares
Balance, December 31, 2020	-
(i) Conversion of Class B shares	14,655,547
(ii) Shares issued in a private placement	6,313,500
(iii) Conversion of Class A restricted voting shares	31,407,336
(iv) Shares issued to extinguish liabilities in the Qualifying Transaction	336,856
(v) Shares issued for the Qualifying Transaction	42,891,175
(vi) Contingent shares issued in the Qualifying Transaction	25,000
(vii) Share repurchases under repurchase agreements	(1,725,000)
(viii) Share repurchases under normal course issuer bids	(157,600)
(ix) Shares issued for contingent consideration	24,584
(x) Shares issued for acquisition of Calma	458,898

Shares issued for Marketing Service Agreement (Note 13)	2,376,425
Shares issued for vested RSUs (Note 21)	455,058
Shares issued for options exercised (Note 21)	3,313
Balance, December 31, 2021	97,065,092

(i)	Class B shares were converted into 14,655,547 common shares upon the closing of the Qualifying Transaction.
(ii)

On January 15, 2021, the Company closed a private placement of 6,313,500 shares for subscription receipts and Class A restricted voting shares for consideration of $63,135,000 (Note 26). The subscription receipts and Class A restricted voting shares converted to common shares upon the closing of the Qualifying Transaction.

(iii)

Upon the closing of the Qualifying Transaction, 31,407,336 Class A restricted voting shares were converted into common shares of the Company. The remaining 26,092,664 Class A restricted voting shares were redeemed for cash of $264,318,686.

(iv)	The Company issued 336,856 common shares to settle a liability on behalf of SISU as part of the Qualifying Transaction.

TPCO Holding Corp. Notes to the consolidated financial statements (in United States dollars) For the years ended December 31, 2022 and 2021

16. Shareholders’ equity (continued)

(v)

On January 15, 2021, the Company acquired Caliva and OGE, LCV and SISU as part of the Qualifying Transaction (Note 26). During the year ended December 31, 2021, the Company issued 42,891,175 common shares related to this transaction.

(vi)	During the year ended December 31, 2021, the Company settled a portion of the contingent shares to be issued as part of the Qualifying Transaction and issued 25,000 common shares.
(vii)	During the year ended December 31, 2021, the Company repurchased 1,725,000 common shares under the share repurchase agreements (Note 17).

Common shares (continued)

(viii)

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

(ix)

During the year ended December 31, 2021, the Company issued 24,584 common shares related to contingent consideration in the acquisition of LCV. The common shares were issued as the related contingency was resolved.

(x)	On October 1, 2021, the Company acquired Calma (Note 27) and issued 458,898 common shares.

During the year ended December 31, 2021, and in conjunction with the closing of the Qualifying Transaction described in Note 26, certain shareholders entered into a Lockup and Forfeiture Agreement (the “First Lockup Agreement”), that generally restricted their ability to transfer or trade their shareholdings for a period of nine-months. The trade and transfer restriction period ended on July 15, 2021.

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

On July 28, 2021, the Company entered into lock-up agreements (the “Second Lockup Agreements”) with certain members of the Company's leadership team and the entire board of directors covering over approximately 33,000,000 issued and outstanding common shares. Pursuant to the Second Lockup Agreements, each counterparty has agreed that, subject to certain exceptions, they would not, without the written consent of the Company, sell, pledge, grant any option, right or warrant for the sale of or otherwise lend, transfer, assign or dispose of any of their locked-up shares until January 28, 2023.

Class B shares

a) Authorized

The Company is authorized to issue an unlimited number of Class B shares with no par value.

b) Class B shares issued

No Class B shares issued during the year ended December 31, 2022.

Number of Class B shares
Balance, December 31, 2020	15,218,750
Conversion of Class B shares	(14,655,547)
Founders’ shares forfeited	(563,203)
Balance, December 31, 2021	-

Pursuant to the First Lockup Agreement, the Sponsor also forfeited 563,203 common shares to the Company for cancellation on closing of the Qualifying Transaction.

TPCO Holding Corp. Notes to the consolidated financial statements (in United States dollars) For the years ended December 31, 2022 and 2021

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

The Company’s share repurchase activity was as follows:

December 31, 2021
Share repurchased	1,725,000
Average price	$3.44
Aggregate value	$5,939,031

During the year ended December 31, 2021, the Company recorded $1,116,219 of interest income related to the revaluation of the share repurchase liability.

18. Impairment

	December 31, 2022	December 31, 2021
Right-of-use assets (i)	$4,307,578	$-
Impairment (ii)	119,443,343	567,947,515
Impairment prior to classification as held for sale (Note 7(a))	6,815,904	1,995,945
Non-THC business (iii)	-	5,555,437
	$130,566,825	$575,498,897

For the year ended December 31, 2022

(i) Right of use assets – During the year ended December 31, 2022, the Company recorded impairment of $4,307,578 related to properties which are no longer being used by the Company.

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

The following table outlines the impairment of long-lived assets by class of asset, recognized during the year ended December 31, 2022, as a result of impairment testing:

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

TPCO Holding Corp. Notes to the consolidated financial statements (in United States dollars) For the years ended December 31, 2022 and 2021

18. Impairment (continued)

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

As a result of the impairment test, goodwill impairment of $21,418,546 was recognized during the year ended December 31, 2022.

For the year ended December 31, 2021

Impairment of long-lived assets

During the three months ended September 30, 2021, the Company determined that an impairment test was appropriate based on the softening of the California cannabis market.

As a result of this assessment, the Company determined that long-lived assets with a carrying amount of $55,163,000 were no longer recoverable and adjusted the carrying value to the estimated fair value of $18,431,000, resulting in an impairment loss of $36,732,000 recognized during the year end December 31, 2021. Of the total impairment loss, $4,586,000 was included above and $32,146,000 was included as a net loss from discontinued operations.

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

Impairment of goodwill

During the year ended December 31, 2021, the Company performed its annual impairment test as at September 30, 2021. The Company identified three reporting units and allocated the carrying value of goodwill to the respective reporting units:

Direct-to-consumer (“DTC”)	$470,577,972
Wholesale – Branded products	$92,783,625
Wholesale – Non-branded products	$46,672,403

TPCO Holding Corp. Notes to the consolidated financial statements (in United States dollars) For the years ended December 31, 2022 and 2021

18. Impairment (continued)

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

As a result of the impairment tests, goodwill impairment of $610,033,918 was recognized during the year ended December 31, 2021. Of the total impairment loss, $563,361,515 was included above and $46,672,403 was included as a net loss from discontinued operations.

(iii) Non-THC business – In February 2021, the Company became committed to a plan to sell its non-THC business, which was acquired as part of the Caliva and OGE and LCV acquisitions on January 15, 2021. As a result of the decision to sell, the assets were tested for impairment and an impairment loss of $58,030,387 was recognized during the year ended December 31, 2021.

19. Operating expenses

	December 31, 2022	December 31, 2021
General and administrative	$42,170,219	$42,395,204
Allowance for accounts receivable and notes receivable	3,216,310	3,933,081
Sales and marketing	12,679,477	42,413,733
Salaries and benefits	39,441,476	35,119,133
Share-based compensation (Note 21)	6,009,593	20,456,297
Lease expense (Note 10)	8,068,405	4,647,233
Depreciation of property and equipment and amortization of right-of-use assets	3,953,038	3,213,376
Amortization of intangible assets (Note 11)	22,842,919	19,226,357
	$138,381,437	$171,404,414

20. Loss per share

	December 31, 2022	December 31, 2021
Loss from continuing operations available to common shareholders	$(237,392,455)	$(498,354,260)
Loss from discontinued operations available to common shareholders	(5,239,379)	(88,705,864)
Loss available to common shareholders	$(242,631,834)	$(587,060,124)

Weighted average number of shares, basic and diluted	102,632,433	95,006,080

Basic and diluted loss per share from continuing operations	$(2.31)	$(5.25)
Basic and diluted loss per share from discontinued operations	(0.05)	(0.93)
Basic and diluted loss per share	$(2.36)	$(6.18)

Approximately 64,104,779 of potentially dilutive securities as at December 31, 2022 were excluded in the calculation of diluted loss per share as their impact would have been anti-dilutive.

TPCO Holding Corp. Notes to the consolidated financial statements (in United States dollars) For the years ended December 31, 2022 and 2021

21. Share-based compensation

Effective January 2021, the Company established the Equity Incentive Plan (the “Plan”), which provides for the granting of incentive share options, nonqualified share options, share appreciation rights (“SARs”), restricted share units (“RSUs”), deferred share units (“DSUs”) and performance share units (“PSUs”), herein collectively referred to as “Awards”.

(a) Share options

The Company grants options to purchase its common shares at an exercise price that is generally at the fair value of the Company’s shares as at the date of grant. The maximum number of common shares that may be issued under the Plan is fixed by the Board to be 15% of the common shares outstanding, from time to time, subject to adjustments in accordance with the plan.

Options generally vest over a four-year period, specifically at a rate of 25% upon the first anniversary of the issuance date and 1/36th per month thereafter and expire after 10 years from the date of grant.

The Company’s options outstanding relate to replacement options issued in a business combination that occurred in 2021.

The following table reflects the continuity of the share options during the year ended December 31, 2022:

	December 31, 2022
	Number of options	Weighted average exercise price $	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding, beginning of period	756,703	7.85
Expired	(213,566)	7.45
Forfeited	(166,752)	8.01
Outstanding, end of period	376,385	7.67	3.85	-
Vested and expected to vest in the future	376,385	7.67	4.70	-
Exercisable	335,041	7.70	3.85	-

As at December 31, 2022, there was $nil of total unrecognized compensation cost related to non-vested replacement options.

(b) Equity-settled RSUs and PSUs

The following table reflects the continuity of RSUs and PSUs granted during the year ended December 31, 2022:

	December 31, 2022
	Number of RSUs	Weighted average grant date fair value $	Number of PSUs	Weighted average grant date fair value $
Outstanding, beginning of period	3,160,020	7.21	150,000	7.01
Granted	2,322,750	0.98	2,517,500	1.04
Vested	(1,374,343)	7.78	(97,500)	7.01
Forfeited	(1,014,435)	5.90	(245,000)	1.13
Outstanding, end of period	3,093,992	2.71	2,325,000	1.16

As at December 31, 2022, there was $3,742,952 of total unrecognized compensation cost related to non-vested RSUs and $2,422,588 of total unrecognized compensation cost related to non-vested PSUs. That cost is expected to be recognized over a weighted average period of 1.98 years and 0.71 years respectively. The total fair value of RSUs and PSUs vested during the year ended December 31, 2022 was $1,269,563 and $42,346.

Of the 1,471,843 RSUs and PSUs that vested, 773,848 were settled in shares, 640,944 were settled in cash to cover withholding taxes on behalf of the employees and 57,051 were not yet settled.

The range of grant date fair values related to RSUs and PSUs granted during the year ended December 31, 2022 was $0.33 - $1.41.

TPCO Holding Corp. Notes to the consolidated financial statements (in United States dollars) For the years ended December 31, 2022 and 2021

21. Share-based compensation (continued)

During the year ended December 31, 2022, the Company recognized the following total compensation expense, net of estimated forfeitures:

	December 31, 2022	December 31, 2021
Replacement options	$207,226	$1,920,392
Equity-settled RSUs and PSUs	5,802,367	8,271,869
Cash-settled RSUs	-	5,134,262
Rights to contingent consideration	-	5,129,774
	$6,009,593	$20,456,297

22. Loss on disposal of assets

	December 31, 2022	December 31, 2021
Long term strategic contracts (i)	$4,832,891	$-
Sale-leaseback (Note 10)	254,473	-
Other assets	4,177	385,812
Non-THC business (ii)	-	2,070,689
Sale of licenses	-	(8,516)
	$5,091,541	$2,447,985

(i)

On December 29, 2022, the Company entered into modification agreements (the "Modification Agreements") to restructure the relationship between the Company and the counterparties in Note 13. As part of the restructured arrangement, the Company is no longer obligated to issue additional shares or cash related to the long-term strategic contracts, and the counterparties agreed to return 7,121,239 common shares of the Company to treasury. In addition, ownership of the brand "Monogram" was transferred to an entity designated by one of the counterparties. The Company received an exclusive and royalty-free eight-year license to commercialize Monogram in California. The Company recognized a loss on disposal of assets of $4,832,891 related to the Modification Agreements. Refer to Note 13.

(ii)

During the year ended December 31, 2021, the Company sold its non-THC business, which was acquired as part of the Caliva and OGE and LCV acquisitions (Note 26). The Company disposed of these net assets for proceeds of $7,363,733, which comprised of cash, promissory note and common shares of Arcadia Wellness LLC. The Company recognized a net loss of $733,858, which is comprised of a loss on disposal of assets $2,070,689 offset by an associated deferred tax recovery of $1,336,831.

23. Supplemental cash flow information

Change in working capital	December 31, 2022	December 31, 2021

Accounts receivable	$2,557,739	$(1,821,137)
Income tax receivable	1,322,340	(1,322,340)
Notes and other receivables, net	-	(1,200,000)
Inventory	14,173,855	(1,368,449)
Prepaid expenses and other current assets	4,274,164	(1,401,841)
Security deposits	(61,324)	(36,336)
Other long term assets	(87,271)	(675,635)
Cash settled share-based payments	-	(1,682,898)
Accounts payable and accrued liabilities	709,986	(33,908,958)
	$22,889,489	$(43,417,594)

Income taxes paid	$6,000,000	$1,700,000
Liabilities settled through non-cash transactions (Note 22(i))	$6,721,441	$-

TPCO Holding Corp. Notes to the consolidated financial statements (in United States dollars) For the years ended December 31, 2022 and 2021

24. Warrants

The following table reflects the continuity of warrants:

	Number of Warrants	Weighted Average Exercise Price
Balance, December 31, 2021 and December 31, 2022	35,837,500	$11.50

The warrants expire on January 14, 2026. The Company has the right to accelerate expiry of the warrants (excluding the warrants held by the Subversive Capital Sponsor LLC in certain circumstances), if for any 20 trading days in a 30-day trading period the closing price of the share is $18.00 or greater.

25. Related party transactions and balances

The following table outlines the amounts paid to a related party:

	December 31, 2022	December 31, 2021
Lease payments – interest and principal	$5,425,576	$4,863,938
Administrative fees and other costs	-	5,000
	$5,425,576	$4,868,938

A director of the Company is a close family member to an owner of R&C Brown Associates, LP (“R&C”). The Company has 2 operating leases and 1 finance lease with R&C. Included in lease liabilities and right-of-use assets as at December 31, 2022 is $40,594,490 (December 31, 2021 - $41,053,363) and $24,324,186 (December 31, 2021 - $28,035,112), respectively, with respect to leases with R&C.

In addition to the items described above, the Company entered into the following transaction with a related party:

The counterparty to the Marketing Agreement described in Note 13 (the “Counterparty”) became a related party in May 2021, when its Chief Executive Officer joined the Company’s Board of Directors. On April 27, 2022, the individual resigned from the Company’s Board of Directors and at that time the Counterparty ceased to be a related party. During year ended December 31, 2022, the Company expensed $1,772,725 related to the Marketing Agreement up to April 27, 2022.

26. Qualifying Transaction

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

Total acquisition-related transaction costs incurred by the Company in connection with the acquisitions was approximately $493,584 for the year ended December 31, 2021.

TPCO Holding Corp. Notes to the consolidated financial statements (in United States dollars) For the years ended December 31, 2022 and 2021

26. Qualifying Transaction (continued)

The fair values of the assets acquired and the liabilities assumed by the Company in connection with the acquisitions are as follows:

	Caliva/OGE	LCV	SISU	Total

Total consideration transferred (i)	$619,766,731	$120,651,941	$92,188,146	$832,606,818

Assets acquired
Cash, restricted cash and restricted cash equivalents	11,164,957	3,022,262	976,906	15,164,125
Accounts receivable	2,006,699	1,090,811	1,022,532	4,120,042
Inventory	11,910,959	6,258,063	5,580,258	23,749,280
Prepaid expenses	3,589,808	215,938	82,701	3,888,447
Indemnification assets	2,199,029	2,000,000	-	4,199,029
Property and equipment	7,785,157	3,305,145	1,163,902	12,254,204
Intangible assets	187,600,000	20,740,000	46,200,000	254,540,000
Right-of-use assets – operating	12,115,573	4,461,809	880,863	17,458,245
Right-of-use assets – finance	26,176,837	-	-	26,176,837
Investment in associate	-	6,500,000	-	6,500,000
Investment in non-marketable securities	591,545	-	-	591,545
Security deposits and other	869,238	137,051	34,175	1,040,464
Total assets acquired	266,009,802	47,731,079	55,941,337	369,682,218

Liabilities assumed
Accounts payable and accrued liabilities	26,130,222	14,817,802	8,242,144	49,190,168
Consideration payable	2,458,844	2,972,782	-	5,431,626
Loans payable	3,060,250	298,436	-	3,358,686
Line of credit	-	-	1,000,000	1,000,000
Deferred tax liability	35,483,327	4,199,766	-	39,683,093
Lease liabilities	49,746,261	4,461,809	1,183,451	55,391,521
Total liabilities assumed	116,878,904	26,750,595	10,425,595	154,055,094

Goodwill	$470,635,833	$99,671,457	$46,672,404	$616,979,694

(i) Total consideration comprised the following:

	Caliva/OGE	LCV	SISU	Total
Upfront consideration
Cash	$465,140	$177,970	$11,089,535	$11,732,645
Liabilities settled in cash as part of the Qualifying Transaction	12,614,773	15,400,000	3,560,593	31,575,366
Liabilities settled in shares as part of the Qualifying Transaction	-	-	4,264,597	4,264,597
Common shares	408,178,567	57,529,825	63,581,153	529,289,545
Common shares to be issued	1,567,549	5,897,750	9,692,268	17,157,567
Consideration payable	1,000	5,120	-	6,120
Contingent consideration (liability) – Trading price consideration	191,077,970	41,641,276	-	232,719,246
Contingent consideration (liability) – Other	-	-	-	-
Contingent consideration (equity)	2,372,231	-	-	2,372,231
Replacement options	3,489,501	-	-	3,489,501
Total consideration transferred	$619,766,731	$120,651,941	$92,188,146	$832,606,818

Each of the acquisitions is subject to specific terms relating to satisfaction of the purchase price by the Company and incorporates payments in cash and common shares as well as certain contingent consideration. Contingent consideration has been classified as either a financial liability or equity consistent with the principles in ASC 480 Distinguishing Liabilities from Equity.

TPCO Holding Corp. Notes to the consolidated financial statements (in United States dollars) For the years ended December 31, 2022 and 2021

26. Qualifying Transaction (continued)

The table above summarizes the fair value of the consideration given and the fair values of the assets acquired and liabilities assumed for each acquisition. Goodwill arose in these acquisitions because the cost of acquisition included a control premium. In addition, the consideration paid for the combination reflected the benefit of expected revenue growth and future market development. These benefits were not recognized separately from goodwill because they do not meet the recognition criteria for identifiable intangible assets.

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

The acquisitions of Caliva and OGE were accounted for as one transaction as the contracts were negotiated at the same time and in contemplation of one another in order to achieve the overall objective of obtaining control of both companies. The Company acquired all of the issued and outstanding equity interests of Caliva and OGE from the existing shareholders for up to 32,365,412 common shares of the Company, of which 117,756 were common shares to be issued as at December 31, 2021, and $466,140 of cash, with certain shareholders receiving cash at $10.00 per share in lieu of common shares for regulatory purposes. In addition, the consideration transferred included contingent consideration and replacement share options, as outlined below. The share consideration was valued based on the share price on the date of acquisition, January 15, 2021.

The Company also issued the following contingent consideration:

a)

Trading price consideration – The Caliva and OGE shareholders received a contingent right for up to 18,356,299 additional common shares (the “pool of common shares”) in the event the 20-day volume weighted average trading price (“VWAP”) of the common shares reaches $13.00, $17.00 and $21.00 within three years of closing, with one-third issuable upon the achievement of each price threshold, respectively. The pool of common shares is to be shared with Caliva option holders who were employees of Caliva at the time of the transaction (“Caliva employee option holders”). In order to receive their share of the contingent consideration, Caliva employee option holders must be employed by the Company at the time the contingent consideration is paid out. The portion of the pool of common shares that may be paid to Caliva employee option holders is being accounted for as employee share-based compensation and is being expensed over the estimated vesting period. The portion of the pool of common shares that may be paid to former Caliva and OGE shareholders is being accounted for as contingent consideration in the amount of $191,077,970 and is included in the consideration transferred above. Refer to Note 30 for further details.

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

The Company issued replacement share options to Caliva employee option holders as discussed in Note 21. The Company recognized $3,489,501 in consideration. This represented the fair value of the awards as at January 15, 2021 that relates to past service of those employees.

TPCO Holding Corp. Notes to the consolidated financial statements (in United States dollars) For the years ended December 31, 2022 and 2021

26. Qualifying Transaction (continued)

The following table illustrates the inputs used in the measurement of the grant date fair values of the share-based compensation plans granted during the year ended December 31, 2021:

	Replacement Options	RSUs equity-settled
Dividend yield	-	-
Expected volatility	72%	-
Risk-free interest rate	0.17% - 0.71%	-
Share price	$12.66	-

Grant date fair value	$7.75 - $9.54	$3.35 – $12.66
Fair value on December 31, 2021	N/A	N/A

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

Acquisition of LCV

The Company acquired all of the issued and outstanding equity interests of LCV from the existing shareholders of LCV for up to 5,010,077 common shares of the Company, of which 154,348 were common shares to be issued as at December 31, 2021, and $183,090 cash, with certain shareholders receiving cash at $10.00 per share in lieu of common shares for regulatory purposes. The share consideration was valued based on the share price on the date of acquisition, January 15, 2021.

The Company also issued the following contingent consideration:

a)

Trading price consideration – The LCV shareholders will have a contingent right for up to 3,856,955 additional common shares in the event the 20-day VWAP of the common shares reaches $13.00, $17.00 and $21.00 within three years of closing, with one-third issuable upon the achievement of each price threshold, respectively. The fair value of the contingent consideration on January 15, 2021 was $41,641,276 and is included in consideration transferred above. Refer to Note 30 for further details.

b)

Other – The Company held back 299,800 of shares that are contingent on the outcome of certain events. The fair value associated with the contingent consideration at the transaction date is nil. Refer to Note 30 for further details.

Lastly, as part of the Qualifying Transaction, certain liabilities of LCV were settled by the Company on behalf of LCV. As a result, they have been included in consideration transferred and excluded from net assets acquired.

The goodwill acquired is associated with LCV’s workforce and expected future growth potential and is not expected to be deductible for tax purposes.

Acquisition of SISU

The Company acquired all of the issued and outstanding units of SISU from the existing members of SISU for 5,787,790 common shares of the Company, of which 765,582 were common shares to be issued, and $11,089,535 in cash. The share consideration was valued based on the share price on the date of acquisition, January 15, 2021. The goodwill acquired is associated with SISU’s workforce and expected future growth potential and is expected to be fully deductible for tax purposes at the state level. The common shares to be issued were issued in June 2021.

Lastly, as part of the Qualifying Transaction, certain liabilities of SISU were settled by the Company on behalf of SISU through the issuance of 336,856 common shares and cash. As a result, these have been included in consideration transferred and excluded from net assets acquired.

TPCO Holding Corp. Notes to the consolidated financial statements (in United States dollars) For the years ended December 31, 2022 and 2021

27. Other business combinations

The following table summarizes the consolidated balance sheet impact at acquisition of the Company’s business combinations that occurred during the year ended December 31, 2021:

	Coastal (i)	Calma (ii)	Other (iii)	Total
Total consideration transferred (i)	$20,700,000	$9,968,474	$2,894,952	$33,563,426

Redeemable non-controlling interest	$39,928,597	$1,500,000	$-	$41,428,597

Assets acquired
Current assets
Cash	$-	$-	$33,213	$33,213
Restricted cash	9,989,470	-	-	9,989,470
Inventory	2,477,000	379,617	98,050	2,954,667
Prepaid expenses	515,947	109,929	-	625,876
Indemnification assets	980,000	-	865,126	1,845,126
Long-term assets
Security deposits	-	61,185	-	61,185
Property and equipment	4,839,634	457,551	16,033	5,313,218
Right-of-use assets – operating lease	12,491,344	3,201,699	433,934	16,126,977
Intangible assets	52,100,000	11,282,000	1,718,570	65,100,570
Total assets acquired	83,393,395	15,491,981	3,164,926	102,050,302

Liabilities assumed
Accounts payable and accrued liabilities	9,483,665	1,115,477	1,069,654	11,668,796
Consideration payable – current portion	924,457	-	-	924,457
Consideration payable	2,170,463	-	-	2,170,463
Lease liabilities	12,835,761	2,790,377	433,934	16,060,072
Deferred tax liabilities	15,630,157	3,256,494	381,525	19,268,176
Total liabilities assumed	41,044,503	7,162,348	1,885,113	50,091,964

Goodwill	$18,279,705	$3,138,841	$1,615,139	$23,033,685

(i) Total consideration transferred is comprised of the following:

	Coastal	Calma	Other	Total
Cash	$4,500,000	$8,500,000	$1,435,550	$14,435,550
Consideration payable	-	-	1,459,402	1,459,402
Common shares	-	1,468,474	-	1,468,474
Liabilities extinguished as part of the acquisition	16,200,000	-	-	16,200,000
Total consideration	$20,700,000	$9,968,474	$2,894,952	$33,563,426

(i) Coastal

On October 1, 2021, the Company executed a Unit Purchase Agreement (the “Purchase Agreement”) to acquire 100% equity interest in Coastal Holding Company, LLC (“Coastal Holding”). The closing of the transaction was subject to multiple conditions, including the receipt of municipal approval to transfer licenses at seven (7) locations.

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

The Purchase Agreement and the MSA’s granted the Company the power to manage and make decisions that affect the operations of Coastal and Varda Inc., including the management and development of dispensary operations. Pursuant to the Purchase Agreement and MSA’s with Coastal, the Company was entitled to a management fee equal to 100% of the revenues generated and is responsible for 100% of the costs and expenses of Coastal. With respect to Varda Inc., the Company was entitled to 100% of the revenues generated and is responsible for 100% of the costs and expenses, while the non-controlling interest (“NCI”) holder was entitled to 45.25% of any profit distributions.

TPCO Holding Corp. Notes to the consolidated financial statements (in United States dollars) For the years ended December 31, 2022 and 2021

27. Other business combinations (continued)

(i) Coastal (continued)

As a result, the Company determined that Coastal and Varda Inc. were VIEs and the Company was the primary beneficiary by reference to the power and benefits criterion under ASC 810, Consolidation. The transaction was accounted for as a business combination under ASC 805 with 100% of the equity interest in Coastal and 90.5% of the equity interest in Varda Inc., being presented as redeemable NCI. During the year, approval for the transfer of the Varda Inc. license was received and the associated redeemable NCI was redeemed. Refer to Note 15.

During the year ended December 31, 2022, the Company finalized the purchase price allocation to the individual assets acquired and liabilities assumed using the acquisition method. The Company adjusted the provisional amounts recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of the acquisition date.

The following adjustments were made to the provisional amounts:

•

An adjustment was made to increase intangible assets by $25,618,000, due to new information regarding the fair value as at October 1, 2021. This resulted in a increase to the deferred tax liability on initial recognition of $7,644,411 and a net decrease to goodwill.

As a result of the adjustments to the provisional amounts discussed above, $1,171,955 of additional amortization was recognized during the year ended December 31, 2022 relating to prior periods.

On November 14, 2022, the transaction legally closed and the Company acquired 100% of the equity interest in Coastal Holding. As a result, Coastal Holding is no longer considered a VIE, and the Company has a controlling financial interest via voting rights. Refer to Note 15.

(ii) Calma Weho, LLC (“Calma”)

On October 1, 2021, the Company acquired 85% of the equity interest of Calma, an operating dispensary located in West Hollywood, California.

Total consideration comprised $8,500,000 in cash and $1,468,474 in equity of the Company. In addition, the Company was committed to acquiring the remaining 15% when local regulations permit, for $1,500,000 in common shares of the Company. During the three months ended September 30, 2022, the Company acquired the remaining 15% in exchange for 1,762,495 common shares of the Company. These common shares are restricted under applicable US securities laws.

During the year ended December 31, 2022, the Company finalized the purchase price allocation to the individual assets acquired and liabilities assumed using the acquisition method. The Company adjusted the provisional amounts recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of the acquisition date.

The following adjustments were made to the provisional amounts:

•

An adjustment was made to increase intangible assets by $6,055,000 and increase right-of-use assets by $411,322, due to new information regarding the fair value as at October 1, 2021. This resulted in an increase to the deferred tax liability on initial recognition of $1,806,812 and a net decrease to goodwill.

As a result of the adjustments to the provisional amounts discussed above, $121,892 of additional amortization of intangible assets and $35,700 of additional amortization of right of use assets has been recognized relating to prior periods.

(iii) Kase’s Journey

On August 2, 2021, the Company, through its wholly owned subsidiary Caliva CARECE1 LLC, acquired all of the issued and outstanding equity interests of Kase’s Journey Inc., an operating retail dispensary located in Ceres, California, from the existing shareholders for $1,300,000 cash, subject to adjustments, and $1,221,902 of consideration payable. During the year ended December 31, 2022, the Company finalized the purchase price allocation to the individual assets acquired and liabilities assumed using the acquisition method.

TPCO Holding Corp. Notes to the consolidated financial statements (in United States dollars) For the years ended December 31, 2022 and 2021

27. Other business combinations (continued)

Martian Delivery

On August 16, 2021, the Company, through its wholly owned subsidiary TPCO US Holding LLC, acquired all of the issued and outstanding membership interests of Martian Delivery LLC, an operating retail dispensary located in the City of Sacramento, California, from the existing shareholders for $237,500 cash and $237,500 in promissory notes payable. During the year ended December 31, 2022, the Company finalized the purchase price allocation to the individual assets acquired and liabilities assumed using the acquisition method.

28. Segment information

The Company’s operations comprise a single operating segment engaged in the cultivation, manufacturing, distribution and sale of cannabis within the State of California. All revenues were generated in the State of California for the year ended December 31, 2022 and December 31, 2021 and all property and equipment, right-of-use assets and intangible assets were located in the State of California.

29. Commitments and contingencies

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

TPCO Holding Corp. Notes to the consolidated financial statements (in United States dollars) For the years ended December 31, 2022 and 2021

29. Commitments and contingencies (continued)

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

c) Social equity fund

The Company formed Social Equity Ventures LLC (“SEV”) in 2021 as its social equity investment vehicle. The Company intends to fund SEV with $10,000,000 and contribute 2% of its net income to allow SEV to make further social equity investments. During the year ended December 31, 2022, SEV made social equity investments totalling $350,000 (December 31, 2021 - SEV made social equity investments totalling $1,000,000).

30. Financial instruments

a) Contingent consideration

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

The following provides a breakdown of contingent consideration as at December 31, 2022 and 2021:

	Contingent consideration
	Trading price consideration (i)	Other (ii)	Total
Balance December 31, 2020	$-	$-	$-
Additions	232,719,246	-	232,719,246
Change in fair value	(232,144,559)	2,325,489	(229,819,070)
Transferred to equity	-	(1,957,045)	(1,957,045)
Balance December 31, 2021	$574,687	368,444	943,131

Change in fair value	1,037,156	(69,430)	967,726
Transferred to equity	-	(299,014)	(299,014)
Balance, December 31, 2022	$1,611,843	$-	$1,611,843

(i) Trading price consideration – As part of the acquisition of Caliva and OGE and LCV during the three months ended March 31, 2021, the former shareholders received a contingent right for up to 18,356,299 and 3,856,955 additional common shares, respectively, in the event the 20-day volume weighted average trading price (“VWAP”) of the common shares reaches $13.00,

$17.00 and $21.00 within three years of closing, with one-third issuable upon the achievement of each price threshold, respectively. In addition, the contingent consideration becomes issuable upon a change in control event.

The fair value of the trading price consideration was determined using a Monte Carlo simulation methodology that included simulating the share price using a risk-neutral Geometric Brownian Motion-based pricing model over 500,000 iterations.

TPCO Holding Corp. Notes to the consolidated financial statements (in United States dollars) For the years ended December 31, 2022 and 2021

30. Financial instruments (continued)

b) Contingent consideration (continued)

The methodology recorded the likelihood of the share price achieving the price hurdle associated with the payout and calculated the discounted value of the payout based on the share price on the date the price hurdle was met and the corresponding 20-day volume-weighted average price.

Key Inputs	December 31, 2022	December 31, 2021
Key unobservable inputs
Expected volatility	100%	65%

Key observable inputs
Share price	$0.15	$1.39
Risk-free interest rate	4.66%	0.79%
Dividend yield	0%	0%
Number of shares	22,080,037	21,850,404

A 15% change in the volatility assumption will have the following impact on the fair value of the contingent consideration:

Change in volatility	December 31, 2022	December 31, 2021
+15%	$595	$1,597,743
-15%	$-	$(528,968)

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

c) Credit risk

Credit risk arises from deposits with banks, security deposits, trade receivables, notes receivable and other receivables. As at December 31, 2022, the balances was as follows:

	Gross	Allowance	Net
Cash	$93,697,529	$-	$93,697,529
Accounts receivable (i)	2,506,136	(1,300,436)	1,205,700
Security deposits	1,181,078	-	1,181,078
Notes receivables (ii)	6,277,803	(5,650,000)	627,803
	$103,662,546	$(6,950,436)	$96,712,110

As at December 31, 2021:

	Gross	Allowance	Net
Cash	$165,310,609	$-	$165,310,609
Restricted cash and restricted cash equivalents	9,581,689	-	9,581,689
Accounts receivable (i)	6,721,754	(2,016,191)	4,705,563
Security deposits	1,119,754	-	1,119,754
Notes and other receivables (ii)	7,393,560	(2,660,943)	4,732,617
	$190,127,366	$(4,677,134)	$185,450,232

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

TPCO Holding Corp. Notes to the consolidated financial statements (in United States dollars) For the years ended December 31, 2022 and 2021

30. Financial instruments (continued)

c) Credit risk (continued)

The Company’s aging of receivables was as follows:

	December 31, 2022	December 31, 2021
0 - 30 days	$1,145,909	$4,723,810
31 - 60 days	253,942	278,958
61 - 90 days	81,242	242,467
91 – 120 days	8,858	256,424
Over 120 days	1,016,185	1,220,095
Gross receivables	2,506,136	6,721,754
Less allowance for doubtful accounts	(1,300,436)	(2,016,191)
	$1,205,700	$4,705,563

(ii) For notes and other receivables, the Company determines the allowance for doubtful accounts by considering, for each debtor, if there has been any indication that a loss has been incurred. In making that determination, the Company considers the credit rating of the debtor as well as any collateral that underlies the receivable. Refer to Note 5 for additional information.

31. Fair value measurement

Recurring fair value measurements

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as at December 31, 2022 and the associated gains (losses) for the year ended December 31, 2022:

	Carrying amount	Fair value	Level 1		Level 3	Fair value change/ credit loss

Equity securities	$-	$-		$-	$-	$556,444
Debt securities	736,659	736,659		-	736,659	391,369
Total investments	$736,659	$736,659		$-	$736,659	$947,813

Contingent consideration – trading price consideration	$1,611,843	$1,611,843		$-	$1,611,843	$1,037,156
Contingent consideration - other	-	-		-	-	(69,430)
Total contingent consideration (Note 30)	$1,611,843	$1,611,843	$		$1,611,843	$967,726

Non-recurring fair value measurements

Certain assets are measured at fair value on a non-recurring basis and therefore are not included in the tables above. These assets were adjusted to fair value as a result of impairment recognized in the year ended December 31, 2022, refer to Note 18.

The following table presents the level within the fair value hierarchy for these fair value measurements as at their respective measurement dates, along with their carrying value at December 31, 2022:

	Carrying amount	Fair value	Level 3
Licenses	$9,506,477	$9,699,829	$9,699,829
Brands	$23,291,833	$23,624,000	$23,624,000
Right of use assets - operating	$811,667	$825,424	$825,424

TPCO Holding Corp. Notes to the consolidated financial statements (in United States dollars) For the years ended December 31, 2022 and 2021

32. COVID-19

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

33. Subsequent events

Shares issued

Subsequent to December 31, 2022, the Company issued 165,217 shares for RSUs and PSUs that were vested.

Return of shares

On January 5, 2023, 7,121,239 common shares of the Company that are discussed in Note 22 (i) and are classified as “to be returned” in these financial statements, were returned to treasury.

Sale of Culver City

On February 22, 2023, the Company finalized the sale of Culver City for $350,000 cash.

Proposed Business Combination with Gold Flora, LLC

On February 21, 2023, the Company entered into a business combination agreement pursuant to which Gold Flora, LLC, a California limited liability company (“Gold Flora”) and TPCO will combine by way of a plan of arrangement under the Business Corporations Act (British Columbia) and a plan of merger pursuant to the provisions of the California Revised Uniform Limited Liability Company Act, as amended (the “Business Combination”). Following the Business Combination, the Company’s shareholders will own approximately 49%, and Gold Flora holders will own approximately 51%, of the outstanding common equity of the combined company on a pro forma basis. The Business Combination is expected to close before the end of the third quarter of 2023, following the satisfaction or waiver of closing conditions including, among others, approval by two-thirds of the votes cast by the shareholders of the Company, the approval of the Supreme Court of British Columbia, and the approval of the NEO Exchange.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

Item 9a. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Based on an evaluation as of December 31, 2022, our management, including the Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were not effective to provide reasonable assurance because of a material weakness in our internal control over financial reporting described below.

Material Weakness

As reported initially reported in our Form 10-K for the year ended December 31, 2021, we and our then independent registered public accounting firm identified control deficiencies in the design and operation of our internal control over financial reporting that constituted a material weakness.

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

Remediation Activities

We continue to work fully remediate the material weakness and are taking steps to strengthen our internal control over financial reporting through the continued hiring of additional appropriately skilled finance and accounting personnel with the requisite technical knowledge and skills. With the additional skilled personnel, we are taking appropriate and reasonable steps to remediate this material weakness through the implementation of appropriate segregation of duties, formalization of accounting policies and controls and retention of appropriate expertise for complex accounting transactions. During 2022, we restructured the responsibilities of several members our senior finance team and implemented a financial reporting software solution to help automate our financial close process.  We further implemented a new point of sales system to improve our information technology environment.  Finally, the divestment of our bulk wholesale business and the pause of our cultivation activities significantly simplified our financial close process.  We believe that these changes will over time improve our internal control over financial reporting.

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

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. GAAP.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022, based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the assessment, management has determined that our internal control over financial reporting as of December 31, 2022, was no effective due to the material weakness discussed above.

Changes in Internal Control over Financial Reporting

Other than set forth above in this Item 9A, there has been no change in our internal control over financial reporting during the quarter ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Not applicable.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors, Executive Officers, Promoters and Control Persons

The Company Board currently consists of seven directors. The following table and the notes thereto set out the name and age of each current director, age, state and country of residence, their positions on the Company Board and the period during which he/she has been a director of the Company.

Name	Age(1)	State & Country of Residence	Position	Director Since
Troy Datcher	53	California, USA	Chairman of the Board	June 22, 2022
Morgan Callagy(2)(3)(6)	51	Florida, USA	Director	June 22, 2022
Mark Castaneda(3)(4)	58	California, USA	Director	June 22, 2022
Michael Auerbach(2)	47	New York, USA	Director	July 10, 2019
Al Foreman(3)(5)	50	New York, USA	Director	January 15, 2021
Leland Hensch(5)	54	New York, USA	Director	July 10, 2019
Daniel Neukomm(2)(5)(7)	44	Colorado, USA	Director	January 15, 2021

______________________________

(1)	As of March 31, 2023.
(2)	Nomination and Governance Committee Member
(3)	Audit Committee Member
(4)	Audit Committee Chair
(5)	Compensation Committee Member
(6)	Nomination and Governance Committee Chair
(7)	Compensation Committee Chair

Biographical Information Relating to Our Directors

The business background and certain other information about our directors is set forth below:

Troy Datcher. Mr. Datcher joined the Company as Chief Executive Officer (“CEO”) in September 2021 and has served as Chairman of the Board since June 2022. Prior to joining the Company, Mr. Datcher was an executive at The Clorox Company, where he most recently served as Senior Vice President and Chief Customer Officer responsible for the Company’s worldwide sales organization. Mr. Datcher first joined The Clorox Company in 1999 as a region sales manager for the Specialty Division before assuming a leadership role for the company’s automotive business. In 2006, he joined JTG/Daugherty Racing, where he spent three years as the Director of NASCAR Sponsorship and Marketing for the organization before returning to The Clorox Company in 2009. Prior to his combined 20-year tenure at The Clorox Company, Mr. Datcher served as national sales account manager at The Procter & Gamble Company.

Due to his significant executive experience at Clorox, a major consumer packaged goods company, as well as his experience serving as TPCO’s CEO, we have concluded that Mr. Datcher is qualified to serve as a director and the Chairman of the Board.

Morgan Callagy. Mr. Callagy has been our director since June 2022. Mr. Callagy started his investment career at Ark Asset Management. In 1996, Mr. Callagy joined Veronis Suhler Stevenson (“VSS”), a New York-based private equity firm, where he spent 22 years in a variety of positions, including as one of the founders and heads of the firm’s London office where he was based for close to 20 years. Mr. Callagy while at VSS was responsible for the Firm’s investments throughout Europe and served on the Executive Committee and Investment Committees of VSS and its Funds. Since leaving VSS in 2017, Mr. Callagy, has been an advisor to La Jolla Group Inc. and its portfolio of active consumer brands. Mr. Callagy and Daniel Neukomm founded Revelstone Capital in 2017 to focus on investments across the consumer brand and media landscape and to enhance the performance of companies in the consumer space including La Jolla Group’s portfolio of brands. Mr. Callagy has served as the Co-Chief Executive Officer of Revelstone Capital Acquisition Corp., a Nasdaq-listed blank check company, since its inception in April 2021 and is one of its directors. Mr. Callagy has over 25 years of investment experience investing across the media, technology and consumer landscapes. Mr. Callagy earned a Bachelor of Arts in history from Georgetown University.

We believe Mr. Callagy is well-qualified to serve as a member of the Board because of his significant investing and financial experience as well as his experience investing in companies in the active consumer brands and wellness landscape.

Mark Castaneda. Mr. Castaneda has been our director since June 2022. Mr. Castaneda served as Chief Financial Officer and Treasurer (Secretary during 2018) of Tilray Brands, Inc., a leading global cannabis-lifestyle and consumer packaged goods company, where he helped lead its initial public offering in July 2018, from March 2018 until his resignation on March 2, 2020, at which point he assumed a business development role for Tilray Brands, Inc. through his retirement in September 2020. Mr. Castaneda previously served as the Chief Financial Officer and Assistant Treasurer of Primo Water Corporation, a publicly traded water marketing and distribution company, where he helped lead its initial public offering in October 2010, from March 2008 to January 2018. From October 2007 to March 2008, Mr. Castaneda served as the Chief Financial Officer for Tecta America, Inc., a private national roofing contractor, and from October 2004 to August 2006, he served as Chief Financial Officer for Pike Electric Corporation, a publicly traded energy solutions provider, where he helped lead its initial public offering in July 2005. Mr. Castaneda also served as the Chief Financial Officer of Blue Rhino Corporation, a provider of propane tank exchange and complementary propane and non-propane products to consumers, from October 1997 to October 2004 and as a member of the board of directors of Blue Rhino from September 1998 to April 2004. Mr. Castaneda helped lead Blue Rhino’s initial public offering in May 1998. Mr. Castaneda began his career with Deloitte & Touche in 1988 and is a certified public accountant. Mr. Castaneda has served on the Audit Committee of Ranir Global Holdings, LLC from August 2016 to June 2019. Mr. Castaneda holds a BS in Accountancy and a Masters, Taxation from DePaul University.

We believe Mr. Castaneda is well-qualified to serve as a director due to his significant finance and accounting background, his experience at a Tilray Brands, Inc. and his experience serving on and interacting with audit committees.

Michael Auerbach. Mr. Auerbach has served as a director since July 2019 and as Chairman of our Board from January 2021 to May 2022. He is an entrepreneur, investor, business consultant, media producer, and private diplomat. Since 2013, he has served as the founder and managing member of Subversive Capital, which is dedicated to investing in radical companies whose core missions subvert the status quo and require sophisticated regulatory strategies for success. Subversive Capital has been a pioneering investor in emerging industries, specializing in both early and late-stage investments as well as SPAC acquisitions. Since November 2021, he has also served as the managing member of Subversive Capital Advisor LLC, an SEC-registered investment advisor which recently launched the Subversive Metaverse ETF on the CBOE exchange.

Mr. Auerbach served as the Chief Executive Officer of Subversive Acquisition LP, which was a publicly traded Canadian special purpose acquisition company prior to merging into Intercure Ltd., a leading Israeli cannabis company, in April 2021. Michael served as Chairman of Subversive Capital Acquisition Corp., which was a publicly traded Canadian special purpose acquisition company prior to engaging in the Qualifying Transaction and becoming TPCO Holding Corp. In his capacity as a private diplomat, since November 2012, Mr. Auerbach has served as a senior vice president at Albright Stonebridge Group, a part of Dentons Global Advisors, a global consulting firm founded by former Secretary of State Madeleine Albright.

Prior to joining Albright Stonebridge Group, Michael founded and then sold a risk consulting firm to Control Risks – a leading global risk consulting firm. Michael started his career during the dot-com boom of the late 1990s running Panopticon Inc., a VC incubator concentrating on Internet and mobile technology. Michael was the Executive Producer of Pseudo Programs – the first Internet Television network.

Mr. Auerbach has also held senior positions at the Center for American Progress and The Century Foundation, where he concentrated on issues related to U.S. Foreign Policy, National Security, and Conflict Resolution. His work has been published in a variety of national and international publications, and he served as a Visiting Professor at the New School for Social Research. He has also taught at the University of Cape Town and Cyprus College.

Mr. Auerbach serves as a member of the board of directors and the lead independent director of Atai Life Sciences N.V., a Nasdaq-listed, clinical-stage biopharmaceutical company, since June 2021. He has also serves as a board member of Tuscan Holdings Corp. II, a Nasdaq-listed blank check company, since June 2019. Mr. Auerbach served on the board of directors of Tilray Brands Inc., the first Nasdaq-listed global cannabis company, from February 2018 to May 2021 Mr. Auerbach also sat on the board of directors of Privateer Holdings, Inc from January 2014 to December 2019. Privateer Holdings was the leading cannabis private equity firm that founded Tilray.

Mr. Auerbach presently sits on the boards of the Theodore C. Sorensen Center for International Peace and Justice, the KiDS Board of NYU’s Hassenfeld Children’s Hospital, Next for Autism, which produces Night of Too Many Stars, Finding a Cure for Epilepsy (FACES), and Sophie Gerson Healthy Youth Foundation.

We believe Mr. Auerbach is well-qualified to serve as a member of the Board due to his business experience, industry knowledge and contacts and relationships.

Al Foreman. Mr. Foreman has been our director since January 2021. Mr. Foreman has over 20 years of professional experience in private equity, corporate finance, financial technology, and a broad range of transaction experience that includes the origination, structuring, and execution of debt, equity, and M&A transactions globally, as both a principal and an agent. Mr. Foreman is a Managing Partner and the Chief Investment Officer of Tuatara Capital, a role he has held since January 2014. In this role, Al is responsible for formulating Tuatara’s macro investment strategy and for the structuring and oversight of portfolio investments. Prior to co-founding Tuatara in 2014, Al was a Managing Director with Highbridge Principal Strategies, LLC, a $45 billion alternative investment management business (“Highbridge”). Before Highbridge, Mr. Foreman worked in investment banking as a Managing Director in J.P. Morgan’s Financial Sponsors Group, and he joined the bank as a Managing Director and founding member of the management team for the J.P. Morgan Private Equity Fund Services business. Earlier, Al was a financial technology executive at Vitech Systems Group and Virtual Growth Incorporated, and he began his career as a Management Associate in Citigroup’s Private Bank, where he co-founded Citibank’s Professional Sports Group. Al is currently on the board of directors of Willow Biosciences Inc., a Canadian publicly traded biotechnology company. Al has also served on the board of directors of Tuatara Capital Acquisition Corp., a Nasdaq-listed special purpose acquisition company, from 2021 to 2022. Mr. Foreman also sits on the boards of directors of various private companies, including Teewinot Life Sciences Corp., a private biotechnology company and including GDL. Inc., a private cannabis company. Mr. Foreman earned a B.S. in Finance from the University of Connecticut where he was a United Technologies Finance Scholar and a two-time Scholar Athlete Award Winner. He also holds a J.D. from the Sandra Day O’Connor College of Law at Arizona State University, and an MBA from Arizona State University’s W.P. Carey School of Business. Mr. Foreman serves on the Board of Directors for the University of Connecticut Foundation, and he is a member of the University’s Investment Committee and Athletic Steering Committee.

Please see “—Cease Trade Orders, Bankruptcies, Penalties or Sanctions/Involvement in Certain Legal Proceedings” Involvement in Certain Legal Proceedings” below in this Item 10 for information relating to the bankruptcy filing by Teewinot Life Sciences Corp. under Chapter 11 (Reorganization) of the U.S. Bankruptcy Code.

We believe Mr. Foreman is qualified to serve as a director due to his extensive experience in corporate finance, private equity, and financial technology.

Leland Hensch. Mr. Hensch has been our director since July 2019. He is a private investor and a general partner of Subversive Capital, which is dedicated to investing in radical companies whose core missions subvert the status quo and require sophisticated regulatory strategies for success. Subversive Capital has been a pioneering investor in emerging industries, specializing in both early and late-stage investments as well as SPAC acquisitions. Mr. Hensch served as the Chief Financial Officer of Subversive Acquisition LP, which was a publicly traded Canadian special purpose acquisition company prior to merging into Intercure Ltd., a leading Israeli cannabis company, in April 2021. He also served as Chief Executive Officer of Subversive Capital Acquisition Corp., which was a publicly traded Canadian special purpose acquisition company prior to engaging in the Qualifying Transaction and becoming TPCO Holding Corp.

Mr. Hensch began his career in 1992 with Hull Trading as an equity derivatives trader on the Chicago Board of Options Exchange. His first trading assignment was in the Frankfurt, Germany office from 1994 to 1998 where he traded on the Deustche Terrmine Borse. Mr. Hensch was hired by Goldman Sachs London in 2001 to head the UK Derivatives desk. In 2004, he relocated to New York to run Macro Derivatives Trading desk. In 2009, Mr. Hensch started Goldman’s Emerging Markets equity trading team in Sao Paulo and was later promoted to Head of Americas Equity trading in 2013. Mr. Hensch was named partner in 2012 and retired in 2016. Since leaving Goldman Sachs, Mr. Hensch has made a number of investments across cannabis, real estate, hospitality, media, and technology businesses. He has been an active investor/owner in the hospitality and media businesses. Mr. Hensch sits on the investment board of The Foundry Mezzanine fund and is still active in equity market trading. Mr. Hensch has a BS in Finance from The Kelley School at Indiana University.

We believe Mr. Hensch is qualified to serve as a director due to his extensive experience in global finance and trading and his experience investing across a variety of industries, including the cannabis industry.

Daniel Neukomm. Mr. Neukomm has been our director since January 2021. He is currently the CEO of the iconic surf brand O’Neill as well as chairman and CEO of Irvine-based parent company La Jolla Group, Inc. (“LJG”), both positions which he has held since 2013. LJG includes apparel brands in the active consumer space, O’Neill, Spiritual Gangster, Hang Ten, and others, and is a best in class middle market multi-branded operating platform that has unlocked value in emerging brands as well as its flagship brands by reducing costs and providing sophisticated management tools. Mr. Neukomm is the Co-Chief Executive Officer Revelstone Capital Acquisition Corp., a Nasdaq-listed blank check company, and is one of its directors. Mr. Neukomm and Morgan Callagy founded Revelstone Capital in 2017 to focus on investments across the active consumer brands and media landscape and to enhance the performance of companies in the consumer space, including LJG’s portfolio of brands. Before LJG, he was an operating partner for a Silicon Valley-based family office, where he focused on early-stage venture investing and corporate strategy for middle-market portfolio companies including La Jolla Group. Mr. Neukomm began his career starting Mountain Oxygen, a supplemental oxygen services company based in Aspen, Colorado. Mr. Neukomm earned a Bachelor of Arts in economics from the University of Vermont and an MBA in finance and strategy from the International School of Management in Paris.

We believe Mr. Neukomm is qualified to serve as a director due to his leadership experience gained from serving as chief executive officer of O’Neill and chairman and CEO of LJG, as well as his extensive operational and investing experience with consumer products companies.

Nomination Rights Agreement

Upon closing of the Qualifying Transaction, we entered into a Nomination Rights Agreement (the “Nomination Rights Agreement”) with the Sponsor (which is the sponsor of Subversive and later became TPCO as a result of the Qualifying Transaction), and GRHP, as Caliva shareholders’ representative. Pursuant to the Nomination Rights Agreement, the Sponsor and GRHP agreed to certain rights and provisions regarding the Company Board. Until the earlier of three years following the closing of the Qualifying Transaction or, if applicable, the date the Caliva Earnout Shares are earned, the Company Board will consist of nine members; provided, however, if after the effective time of the Qualifying Transaction, the Company Board determines to appoint the CEO of the Company to the Company Board or otherwise expand the size of the Company Board, the number of members of the Company Board shall be increased to nine (a “CEO Event”). Michael Auerbach, a director of the Company and previously the Chairman of the Board, is a principal of Sponsor. Mr. Neukomm’s wife has a minority interest in an affiliate of GRHP.

During the three-year period following the closing of the Qualifying Transaction and prior to a CEO Event, the members of the Company Board shall be nominated as follows: (i) three directors nominated by GRHP, (ii) two directors nominated by Sponsor and (iii) two directors nominated mutually by GRHP and Sponsor.

After a CEO Event, the members of the Company Board shall be nominated as follows: (i) four (4) directors nominated by GRHP, (ii) two (2) directors nominated by Sponsor, (iii) two (2) directors nominated mutually by GRHP and Sponsor and (iv) the new CEO, nominated mutually by GRHP and the Sponsor. GRHP and the Sponsor shall be entitled to have a proportionate number of directors, as applicable, serve on each committee of the Company Board.

The appointment of Mr. Datcher as the Company’s Chief Executive Officer was a CEO Event. However, the parties to the Nomination Rights Agreement agreed to maintain the size of the Company Board at seven, and the following persons were nominated pursuant to the Nomination Rights Agreement:

•	GRHP nominated Daniel Neukomm, Al Foreman, and Morgan Callagy.
•	former members of the Sponsor (which has now dissolved) nominated Michael Auerbach and Leland Hensch;
•	GRHP and the former members of the Sponsor mutually nominated Troy Datcher and Mark Castaneda.

Any directors nominated in accordance with the Nomination Rights Agreement shall serve until the first meeting of Shareholders of the Company at which directors are to be elected, or their death, resignation, removal or disqualification, and the Company Board shall take all steps necessary to fill such seat as soon as reasonably practicable with the individual designated by the party with the right to designate such seat. Each director nominated pursuant to the Nomination Rights Agreement shall be entitled to indemnification protection and liability insurance coverage on the same terms as all other members of the Company Board. Each director nominated pursuant to the Nomination Rights Agreement who is not otherwise an employee of the Company or one of its subsidiaries shall be entitled to compensation comparable to other members of the Company Board who are not employees of the Company or its subsidiaries.

In addition, in accordance with the Nomination Rights Agreement, one observer appointed by each of the Sponsor and GRHP is entitled to serve as an observer to the Company Board and its committees. Rich Brown is currently serving as observer designated by GRHP. The Sponsor has not yet exercised its right to appoint an observer.

The Nomination Rights Agreement will automatically terminate upon the earliest of (a) the later of (i) the first date on which neither Sponsor, on the one hand, nor the Caliva shareholders in the aggregate, on the other hand, own at least 5% of the outstanding Shares or (ii) the third anniversary of the closing of the Qualifying Transaction; (b) the mutual written agreement of TPCO, GRHP and the Sponsor; and (c) the dissolution or liquidation of TPCO.

Executive Officers

The following table sets forth the name, age and positions of our executive officers.

Name	Age(1)	Position	Officer Since
Troy Datcher	53	Chief Executive Officer	September 2021
Mike Batesole	56	Chief Financial Officer	February 15, 2021
(1) As of March 31, 2023.

Biographical Information Relating to our Executive Officers and Senior Advisors

The business background and certain other information about our executive officers and senior advisors is set forth below:

Executive Officers

Troy Datcher. Please refer to Mr. Datcher’s biography under “.—Biographical Information Relating to Our Directors” above in this Item 10.

Mike Batesole. Mr. Batesole is the Chief Financial Officer of the Company. Mr. Batesole joined the Company on February 15, 2021 and brings over three decades of finance experience to his role. He most recently served as Chief Financial Officer of California Operations for Origin House, a cannabis brands and distribution company, beginning in 2019 through the company’s acquisition by Cresco Labs in January 2020. Prior to Origin House, Mr. Batesole spent 12 years at Shaklee Corporation, a manufacturer and distributor of consumer products, as Controller and Chief Financial Officer where he was responsible for all accounting, finance, operations and supply chain, and IT. Earlier in his career, he held various finance roles at VA Software Corporation and Bentley Systems. Mr. Batesole earned a Bachelor of Science from the University of California, Berkeley.

Arrangements between Officers and Directors

To our knowledge, other than the Nomination Rights Agreement, there is no arrangement or understanding between any of our officers or directors and any other person pursuant to which such officer or director was selected to serve as an officer or director of the Company.

Family Relationships

To our knowledge, there are no family relationships among any of our executive officers or directors.

Cease Trade Orders, Bankruptcies, Penalties or Sanctions/Involvement in Certain Legal Proceedings

Except as noted below, to our knowledge:

1)

No director or executive officer is, as at the date of this Annual Report, or has been within ten years before the date of this Annual Report, a director, chief executive officer or chief financial officer of any company (including the Company) that:

	a)	was subject to an order that was issued while the proposed director was acting in the capacity as director, chief executive officer or chief financial officer; or

b)

was subject to an order that was issued after the proposed director ceased to be a director, chief executive officer or chief financial officer and which resulted from an event that occurred while that person was acting in the capacity as director, chief executive officer or chief financial officer.

For the purposes hereof, the term “order” means: (a) a cease trade order; (b) an order similar to a cease trade order; or (c) an order that denied the relevant company access to any exemption under securities legislation, that was in effect for a period of more than 30 consecutive days.

2)	No director or executive officer:

a)

is, as of the date of this Annual Report, or has been within the 10 years before the date of this Annual Report, a director or executive officer of any company (including the Company) that, while such person was acting in such capacity, or within a year of that person ceasing to act in that capacity, became bankrupt, made a proposal under any legislation relating to bankruptcy or insolvency or was subject to or instituted any proceedings, arrangement or compromise with creditors or had a receiver, receiver-manager or trustee appointed to hold its assets; or

b)

has, within 10 years before the date of this Annual Report, become bankrupt, made a proposal under any legislation relating to bankruptcy or insolvency, or become subject to or instituted any proceedings, arrangement or compromise with creditors, or had a receiver, receiver manager or trustee appointed to hold the assets of the proposed director.

3)	No director or executive officer has been subject to:

a)

any penalties or sanctions imposed by a court relating to securities legislation or by a securities regulatory authority or has entered into a settlement agreement with a securities regulatory authority; or

	b)	any other penalties or sanctions imposed by a court or regulatory body that would likely be considered important to a reasonable securityholder in deciding whether to vote for a proposed director.

Mr. Foreman has been a director of Teewinot (as defined above) since 2016. On August 27, 2020, Teewinot filed a petition under Chapter 11 (Reorganization) of the U.S. Bankruptcy Code.

Except as noted above, we are not aware of any of our directors or executive officers being involved in any legal proceedings in the past ten years relating to any matters in bankruptcy, insolvency, criminal proceedings (other than traffic and other minor offenses), or being subject to any of the items set forth under Item 401(f) of Regulation S-K.

Requirements under the Business Corporations Act (British Columbia)

Pursuant to the BCBCA, directors and officers are required to act honestly and in good faith with a view to the best interests of the Company. Under the BCBCA, subject to certain limited exceptions, a director who holds a disclosable interest in a material contract or transaction into which we have entered or propose to enter shall not vote on any directors’ resolution to approve the contract or transaction. A director or officer has a disclosable interest in a material contract or transaction if the director or officer:

•	is a party to the contract or transaction;

•	is a director or officer, or an individual acting in a similar capacity, of a party to the contract or transaction; or

•	has a material interest in a party to the contract or transaction.

Generally, as a matter of practice, directors or officers who have disclosed a material interest in any contract or transaction that the Company Board is considering will not take part in any Company Board discussion respecting that contract or transaction. If such directors were to participate in the discussions, they would abstain from voting on any matters relating to matters in which they have disclosed a disclosable interest.

Interests of Management of the Company and Others in Material Transactions

Other than as described elsewhere in this Annual Report, none of our directors or executive officers, any shareholder that beneficially owns, or controls or directs (directly or indirectly), more than 10% of any class or series of our outstanding voting securities, or any associate or affiliate of any of the foregoing persons, has or has had any material interests, direct or indirect, of any in any transaction or proposed transaction since the commencement of the financial year ended December 31, 2022 that has materially affected or is reasonably expected to materially affect the Company or its subsidiaries.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics (the “Code of Ethics”), which applies to all of our directors, officers, employees, contractors and agents (“Company Personnel”), which meets the definition “code of ethics” in Item 406 of Regulation S-K. The Code of Ethics provides a set of standards and principles of business conduct for conducting the business and affairs of the Company in accordance with high ethical and legal standards. The Code of Ethics is available under the Company’s profile on www.sedar.com.

As part of the Code of Ethics, it is the responsibility of Company Personnel to become familiar with, and conduct Company business in compliance with, applicable laws, rules and regulations and this Code of Ethics; treat all Company personnel, suppliers, customers and business partners in an honest and fair manner; avoid situations where personal interests are, or appear to be, in conflict with the Company interests; and safeguard and properly use the Company’s proprietary and confidential information, assets and resources, as well as those of the Company’s suppliers, customers and business partners.

The Nomination and Governance Committee of the Company Board (“NGC”) is responsible for reviewing and evaluating the Code of Ethics from time to time and making recommendations for any necessary or appropriate changes to the Company Board. The NGC assists the Company Board with the monitoring of compliance with the Code of Ethics, and the Company Board is responsible for considering any waivers of the Code of Ethics.

Any person may receive a copy free of charge by writing to us at TPCO Holding Corp., 1550 Leigh Avenue, San Jose, California 95125, Attention: Corporate Secretary. In addition, our Code of Business Conduct and Ethics is available on our website at: https://ir.theparent.co/governance/governance-documents/default.aspx

We intend to disclose in the “Governance” section of our website (www.theparent.co) any amendment to, or waiver from, a provision of our Code of Ethics that applies to our directors and executive officers, including our principal executive officer, principal financial officer, principal accounting officer or controller, or any persons performing similar functions, and that is required to be publicly disclosed pursuant to the rules of the SEC.

Audit Committee

The Company has a separately designated standing audit committee established for the purpose of, among other things, overseeing the accounting and financial reporting processes of TPCO and audits of TPCO (“Audit Committee”). According to the Audit Committee Charter, the Audit Committee should be comprised of not less than three directors as determined by the Company Board, all of whom shall be independent within the meaning of National Instrument 52-110 – Audit Committees (“NI 52-110”) (or exempt therefrom). The Audit Committee is currently comprised of three directors: Mark Castaneda (Chair), Al Foreman, and Morgan Callagy, each of whom is independent within the meaning of NI 52-110. The Company Board has determined that Mark Castaneda is an “audit committee financial expert” as such term is defined in Item 407(d)(5) of Regulation S-K.

Each member of the Audit Committee is considered to be “independent” within the meaning of such term under the rules of The Nasdaq Stock Market (“Nasdaq Rules”) relating to audit committees.

The primary function of the Audit Committee is to assist the directors of the Company in fulfilling their applicable roles by:

•	recommending to the Company Board the appointment and compensation of the Company’s external auditor;
•	overseeing the work of the external auditor, including the resolution of disagreements between the external auditor and management;
•	pre-approving all non-audit services (or delegating such pre-approval if and to the extent permitted by law) to be provided to the Company by the Company’s external auditor;
•

satisfying themselves that adequate procedures are in place for the review of the Company’s public disclosure of financial information, other than those described in the last bullet point below, extracted or derived from its financial statements, including periodically assessing the adequacy of such procedures;

•

establishing procedures for the receipt, retention and treatment of complaints received by the Company regarding accounting, internal controls or auditing matters, and for the confidential, anonymous submission by employees of the Company of concerns regarding questionable accounting or auditing matters;

•	reviewing and approving any proposed hiring of current or former partner or employee of the current and former auditor of the Company; and
•

reviewing and approving the annual and interim financial statements, related Management Discussion and Analysis (“MD&A”) and other financial information provided by the Company to any governmental body or the public.

The Audit Committee should primarily fulfill these roles by carrying out the activities enumerated in the Audit Committee Charter. However, it is not the duty of the Audit Committee to prepare financial statements, to plan or conduct internal or external audits, to determine that the financial statements are complete and accurate and are in accordance with International Financial Reporting Standards, to conduct investigations, or to assure compliance with laws and regulations or the Company’s internal policies, procedures and controls, as these are the responsibility of management, and in certain cases, the external auditor.

The Audit Committee Charter is available on our website at: https://ir.theparent.co/governance/governance-documents/default.aspx.

Anti-Hedging & Insider Trading Policy

Pursuant to the Company’s Insider Trading Policy (the “Insider Trading Policy”), all Company employees (including officers) and directors (collectively, “Company Personnel”) are prohibited from, among other things, directly or indirectly purchasing financial instruments, including prepaid variable forward contracts, equity swaps, collars, or units of exchange funds, that are designed to hedge or offset a decrease in the market value of securities of the Company (or equivalents such as share units, the value of which is derived from equity securities of the Company) held, directly or indirectly, by such Company Personnel, including equity securities granted as compensation.

The Insider Trading Policy also prohibits Company Personnel from:

•

speculating in securities of the Company, which may include buying with the intention of quickly reselling such securities, or selling securities of the Company with the intention of quickly buying such securities (other than in connection with the acquisition and sale of shares issued under the Company’s equity incentive plan or any other Company benefit plan or arrangement);

•	buying the Company’s securities on margin or holding Company securities in a margin account (since such securities could be sold without the account holder’s “consent” in the event of a margin call);

•	short selling a security of the Company or any other arrangement that results in a gain only if the value of the Company’s securities declines in the future;

•	selling a “call option” giving the holder an option to purchase securities of the Company;

•	buying a “put option” giving the holder an option to sell securities of the Company.

The Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report.

ITEM 11. EXECUTIVE COMPENSATION.

COMPENSATION OF EXECUTIVES AND DIRECTORS

Scaled Disclosure Requirements Applicable to Emerging Growth Companies and Smaller Reporting Companies

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) and a “smaller reporting company” as such term is defined in Rule 12b-2 under the Exchange Act. Accordingly, our disclosures comply with the scaled disclosure requirements applicable to emerging growth companies and smaller reporting companies.

Compensation of Executives

Summary Compensation Table

The following table sets forth information about compensation of our Chief Executive Officer and Chief Financial Officer for the years ended December 31, 2022 and 2021 (collectively, our “named executive officers” or “NEOs”).

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)(1)		Nonequity Incentive Plan Compensation	Total ($)
Troy Datcher	2022	$550,000		—		$936,000	(2)	$330,000	$1,816,000
Chief Executive Officer	2021	$163,106	(3)	$540,000	(4)	$2,602,411	(5)	—	$3,305,517
Mike Batesole	2022	$300,000		$25,000		$416,000	(6)	$106,500	$847,500
Chief Financial Officer	2021	$259,962	(7)	—		$2,884,000	(8)	—	$3,143,962

Notes:

(1)

The amounts in this column represent the aggregate grant date fair value of the stock award(s) presented, as determined in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, “Compensation–Stock Compensation”. See Note 21 of the consolidated financial statements included in this Annual Report regarding assumptions underlying valuation of equity awards.

(2)

Represents the grant date fair value of 900,000 performance share units (“PSUs”) granted to Mr. Datcher on April 21, 2022. The Common Shares underlying such award had a market value of $156,690 on March 29, 2023, based on the closing price for the Common Shares of $0.157 on the OTCQX on that date as reported on Yahoo Finance.

(3)	Represents salary for the period from September 8, 2021, the date Mr. Datcher commenced employment with the Company, through December 31, 2021.
(4)	Represents a one-time signing bonus of $540,000 in connection with the commencement of Mr. Datcher’s employment with the Company.
(5)

Represents the grant date fair value of 722,892 restricted stock units (“RSUs”). The Common Shares underlying such award had a market value of $113,754 on March 29, 2023, based on the closing price for the Common Shares of $0.157 on the OTCQX on that date as reported on Yahoo Finance.

(6)

Represents the grant date fair value of 100,000 RSUs and 300,000 PSUs granted to Mr. Batesole on April 21, 2022. The Common Shares underlying such award had a market value of $62,944 on March 29, 2023, based on the closing price for the Common Shares of $0.157 on the OTCQX on that date as reported on Yahoo Finance.

(7)	Represents salary for the period from February 15, 2021, the date Mr. Batesole commenced employment with the Company, through December 31, 2021.
(8)

Represents the grant date fair value of 250,000 RSUs and 150,000 PSUs granted to Mr. Batesole on February 15, 2021. The Common Shares underlying such award had a market value of $62,944 on March 29, 2023, based on the closing price for the Common Shares of $0.157 on the OTCQX on that date as reported on Yahoo Finance.

Narrative Disclosure

Compensation Overview

Overview

To succeed in the dynamic and evolving market in which the Company operates and to achieve its business and financial objectives, attracting, retaining and motivating a talented team of executive officers is essential. The Company intends for its executive officer compensation program to achieve these and the following objectives: attract and retain a talented, high performing and experienced executive team by providing competitive compensation opportunities; motivate the executive team to achieve the Company’s business and financial objectives; align the interests of the executive team with those of the Company’s shareholders; and balance short-term results and create long-term sustainable value.

The Company offers executive officers cash compensation in the form of base salary and an annual bonus, and at-risk equity based or equity like compensation.

The compensation committee of the Company Board (the “Compensation Committee”) is responsible for overseeing the Company’s compensation policies, processes and practices. The Compensation Committee also seeks to ensure that compensation policies and practices provide an appropriate balance of risk and reward consistent with the Company’s risk profile. The Company Board has adopted a written charter for the Compensation Committee setting out its responsibilities for administering compensation programs and reviewing and making recommendations to the Company Board concerning the level and nature of the compensation payable to directors and executive officers. The Compensation Committee’s oversight includes setting objectives, evaluating performance, and ensuring that total compensation paid to NEOs and various other key executive officers and key managers is fair, reasonable and consistent with the objectives of the Company’s philosophy and compensation program.

The Company will continue to evaluate its philosophy and compensation programs as circumstances require and plans to review compensation on an annual basis. As part of this review process, the Company expects to be guided by the philosophy and objectives outlined above, as well as other factors which may become relevant, such as the cost to find a replacement for a key employee.

Benchmarking

The Compensation Committee is expected to establish an appropriate comparator group for purposes of setting the future compensation of its NEOs. In the fiscal year ended December 31, 2022, Semler Brossy Consulting Group (“Semler”), a consulting firm based in Los Angeles, California that specializes in executive compensation and board governance, was engaged to assist with certain benchmarking with respect to payouts under our annual in plan (the “AIP”).

Principal Elements of Compensation

The compensation of the Company’s executive officers is comprised of the following major elements: (a) base salary; (b) an annual, discretionary cash bonus; and (c) long-term equity incentives, consisting of stock options, restricted stock awards, performance compensation awards and/or other applicable awards granted under the Amended and Restated TPCO Holding Corp. Equity Incentive Plan (the “TPCO Equity Incentive Plan”) and any other equity plan that may be approved by the Company Board from time to time. These principal elements of compensation are described below.

Base Salaries

Base salary is provided as a fixed source of compensation for our executive officers. Adjustments to base salaries will be reviewed annually and as warranted throughout the year to reflect promotions or other changes in the scope of breadth of an executive officer’s role or responsibilities, as well as to maintain market competitiveness.

Consistent with their respective employment agreements, Mr. Datcher and Mr. Batesole earned salaries of $550,000 and $300,000, respectively, for the year ended December 31, 2022.

Annual Bonuses

Annual bonuses may be awarded based on qualitative and quantitative performance standards and will reward performance of our executive officers individually. The determination of an executive officer’s performance may vary from year to year depending on economic conditions and conditions in the cannabis industry and may be based on measures such as stock price performance, the meeting of financial targets against budget and balance sheet performance.

Discretionary Bonus for Mike Batesole

In November 2022, Mr. Batesole received a discretionary bonus of $25,000 for his work relating to the 2022 audit.

Nonequity Incentive Plan Awards Pursuant to AIP

For the year ended December 31, 2022, Messrs. Datcher and Batesole received cash bonuses of $330,000 and $106,500, respectively. As specified in their respective employment agreements, the target bonuses for Messrs. Datcher and Batesole are 100% and 50% of base salary, respectively.

The performance metrics used, in part, to determine payouts pursuant to the AIP were (i) certain cash burn amounts, (ii) the Company having cash on hand at December 31, 2022 of $100,000,000 and (iii) certain revenue metrics (the Performance Metrics”). The Compensation Committee had discretion to determine bonus amounts in the event these metrics were not met or were exceeded. Based on the Company’s achievement of the Performance Metrics at the 84% level and certain individual performance indicators relevant to Mr. Datcher, the Compensation Committee awarded Mr. Datcher an AIP bonus at 60% of his target bonus amount. Mr. Batesole’s AIP bonus was determined by Mr. Datcher, and Mr. Batesole was awarded an AIP bonus at approximately 71% of his target bonus amount based on the Company’s performance against the Performance Metrics and certain individual performance indicators relevant to Mr. Batesole.

 TPCO Equity Incentive Plan

The TPCO Equity Incentive Plan provides continual motivation for the Company’s officers, employees, consultants and directors to achieve its business and financial objectives and align their interests with the long-term interests of its shareholders. The purpose of the TPCO Equity Incentive Plan is to promote greater alignment of interests between employees and shareholders, and to support the achievement of the Company’s longer-term performance objectives, while providing a long-term retention element.

On April 21, 2022, Mr. Datcher was granted 900,000 PSUs, consisting of 300,000 performance-based PSUs (“Datcher Performance-based PSUs”) and 600,000 profitability-based PSUs (“Datcher Profitability-based PSUs”). With respect to the 300,000 Datcher Performance-based PSUs, (i) 50% will vest on March 31, 2023, to the extent the Company has hit certain gross margin targets and (ii) 50% will vest on March 31, 2023 to the extent the Company has hit certain “cash burn” metrics. One hundred percent of the Datcher Profitability-based PSUs will vest on April 1, 2024 to the extent certain cash flow metrics are met. The Company Board may award partial vesting with respect to partial performance of the metrics contained in the PSUs granted to Mr. Datcher.

On April 21, 2022, Mr. Batesole was granted 100,000 RSUs and 300,000 PSUs, including 150,000 performance-based PSUs (“Batesole Performance-based PSUs”) and 150,000 profitability-based PSUs (“Batesole Profitability-based PSUs”). One third of the RSUs vested on January 15, 2023, and the remaining RSUs will vest in eight equal quarterly installments beginning on February 1, 2023. With respect to the 300,000 PSUs, (i) 50% of the Batesole Performance-based PSUs will vest on March 31, 2023, to the extent certain gross margin targets are met and (ii) 50% of the Batesole Performance-based PSUs will vest on March 31, 2023 to the extent the Company has hit certain “cash burn” metrics. One hundred percent of the Batesole Profitability-based PSUs will vest on April 1, 2024 to the extent certain cash flow metrics are met. The Company Board may award partial vesting with respect to partial performance of the metrics contained in the PSUs granted to Mr. Batesole.

Please see “—Termination and Change of Control Benefits” below for details on the termination and change of control benefits applicable to the RSU and PSU awards granted to Messrs. Datcher and Batesole.

Employment Agreements

Troy Datcher

Mr. Datcher serves as the Chief Executive Officer (“CEO”) of the Company pursuant to an employment agreement between Mr. Datcher and the Company dated August 10, 2021 (the “Datcher Agreement”). As CEO, Mr. Datcher reports to the Company Board and is entitled to earn a base salary of $550,000 per year, subject to review by the Company Board on an annual basis. Pursuant to terms of the Datcher Agreement, Mr. Datcher received a one-time signing bonus of $540,000 in connection with the commencement of his employment with the Company.

Further, Mr. Datcher is entitled to participate in the Company’s annual bonus plan, applicable to other senior executives, on the terms and subject to the conditions of such bonus plan. The target amount for Mr. Datcher’s annual bonus is 100.0% of his base salary. The actual bonus amount earned will depend upon meeting the Company and individual performance goals adopted by the Company Board or the Compensation Committee or, if no such goals are adopted by the Company Board or the Compensation Committee, then at the direction of and in sole discretion of the Company Board or the Compensation Committee.

Pursuant to the Datcher Agreement, Mr. Datcher received a $3,000,000 initial award of RSUs (equal to 722,892 RSUs), 25% (180,723 RSUs) of which vested 180 days after September 8, 2021, the date of commencement of his employment (the “Datcher Initial Vesting Period”), with the remaining 542,169 RSUs (the “Datcher Monthly-Vesting RSUs”) vesting in thirty equal monthly installments beginning on the first day of the first month following the Datcher Initial Vesting Period. In addition, pursuant to the terms of the Datcher Agreement, Mr. Datcher is entitled to receive an annual equity award, at the discretion of the Company Board, with a target grant date value of 300% of Mr. Datcher’s base salary.

During his employment, Mr. Datcher is also entitled to participate in any health disability, group term life insurance plans, salary deferral plan, pension, retirement and profit-sharing plans, and/or in any other perquisites and benefit plans that the Company extends generally from time to time to its executives.

The Datcher Agreement contains certain non-competition and non-solicitation provisions in favor of the Company for a period of six months following the termination of the Datcher Agreement. Subject to certain obligations set forth in the Datcher Agreement, the Company may terminate Mr. Datcher’s employment at any time, with or without Cause, upon sixty days prior written notice.

Please see “—Termination and Change of Control Benefits” below for details on the termination and change of control benefits Mr. Datcher is entitled to pursuant to the Datcher Agreement.

Mike Batesole

Mr. Batesole serves as the Chief Financial Officer (“CFO”) of the Company pursuant to an employment agreement between Mr. Batesole and the Company, dated February 17, 2021, as amended on March 30, 2021 and May 20, 2021 (as amended, the “Batesole Agreement”). As CFO, Mr. Batesole reports to the CEO and is entitled to a base salary of US$300,000 per year, subject to review by the Company Board on an annual basis.

Mr. Batesole is entitled to participate in the Company’s annual bonus plan, applicable to other senior executives, on the terms and subject to the conditions of such bonus plan. The target amount for Mr. Batesole’s annual bonus is 50.0% of his base salary. The actual bonus amount earned will depend upon meeting the Company and individual performance goals adopted by the Company Board or the Compensation Committee or, if no such goals are adopted by the Company Board or the Compensation Committee, then at the direction of and in sole discretion of the Company Board or the Compensation Committee.

Pursuant to the Batesole Agreement, Mr. Batesole was granted as of February 15, 2021 (the “Batesole Effective Date”):

•

an initial award of 200,000 RSUs, 25% (50,000 RSUs) of which vested 180 days after the Batesole Effective Date (the “Batesole Initial Vesting Period”), with the remaining 150,000 RSUs (the “Batesole Initial Award Monthly-Vesting RSUs”) vesting in thirty equal monthly installments beginning on the first day of the first month following the Batesole Initial Vesting Period.

•

an annual award of 50,000 RSUs (the “Batesole Annual Award”), 25% (12,500 RSUs) of which vested after the Batesole Initial Vesting Period, with the remaining 37,500 RSUs (the “Batesole Annual Award Monthly-Vesting RSUs”) vesting in thirty equal monthly installments beginning on the first day of the first month following the Batesole Initial Vesting Period;

On the Batesole Effective Date, Mr. Batesole received an earn-out milestone award of 150,000 PSUs (the “Milestone Award”), 25% (37,500 PSUs) of which vested after the Batesole Initial Vesting Period, with the remaining 112,500 PSUs (the “Batesole Milestone Award Monthly-Vesting PSUs” and, together with the Batesole Initial Award Monthly-Vesting RSUs and the Batesole Annual Award Monthly-Vesting RSUs, the “Batesole Monthly-Vesting RSUs”) vesting in thirty equal monthly installments beginning on the first day of the first month following the Batesole Initial Vesting Period; provided, however, that these PSUs are subject to milestones related to data management, data preparation and data delivery (the “Milestones”), with 50,000 PSUs becoming available upon the achievement of each such Milestone. The detailed Milestones are included as Exhibit A to the Second Amendment to Letter Agreement between Mike Batesole and the Company, which is filed as Exhibit 10.6 to our Annual Report on Form 10-K for the fiscal year ended December 31 2021, filed with the SEC on March 31, 2022. Each of the Milestones was achieved in 2022, and unvested PSUs have become RSUs, subject to only time-based vesting.

During his employment, Mr. Batesole is also entitled to participate in any health disability, group term life insurance plans, salary deferral plan, pension, retirement and profit-sharing plans, and/or in any other perquisites and benefit plans that the Company extends generally from time to time to its executives.

The Batesole Agreement contains certain non-competition and non-solicitation provisions in favor of the Company for the term of Mr. Batesole’s employment with the Company. Subject to certain obligations set forth in the Batesole Agreement, the Company may terminate Mr. Batesole’s employment at any time, with or without Cause (as defined in the Batesole Agreement), upon sixty (60) days prior written notice.

Please see “—Termination and Change of Control Benefits” below for details on the termination and change of control benefits Mr. Batesole is entitled to pursuant to the Batesole Agreement.

Termination and Change of Control Benefits

Overview

In the event of termination without “cause” (as defined in the applicable employment agreement) or resignation for “good reason” (as defined in the applicable employment agreement), in addition to any unpaid amounts or reimbursement owed by the Company through the date of termination or resignation:

•	Mr. Datcher is entitled to the following:

•	a pro rata portion of annual target bonus for the year in which he was terminated;

•	continuation of base salary for 18 months following the effective date of termination or resignation; and

•	payment by the Company of the employee portion of medical insurance for a period of 12 months following the effective date of termination or resignation; and

•	Mr. Batesole is entitled to the following:

•	continuation of base salary for 12 months following the effective date of termination or resignation; and

•	payment by the Company of the employee portion of medical insurance for a period of 12 months following the effective date of termination or resignation.

subject in each case to the individual’s execution and non-revocation of a general release of claims in a form reasonably acceptable to the parties and the individual’s continued compliance with confidentiality covenants for a term of three years following the effective date of termination or resignation.

In addition, in the event of termination without “cause” (as defined in the applicable employment agreement), resignation for “good reason” (as defined in the applicable employment agreement) or cessation of employment as a result of death or disability, with respect to Messrs. Datcher and Batesole, 30% of all unvested RSUs and PSUs will vest.

For purposes of the foregoing, “good reason” includes, among other things, failure by the Company to obtain an assumption agreement for an NEO’s employment agreement from any successor in connection with a “Sale Event”, which means any of the following: (A) any transaction (which shall include a series of transactions occurring within sixty days or occurring pursuant to a plan) that has the result that the shareholders of the Company immediately before such transaction cease to own at least fifty-one percent (51%) of the voting shares of the Company, or of any entity that results from the participation of the Company in a reorganization, consolidation, merger, liquidation or any other form of corporate transaction, (B) a sale or exchange of all or substantially all of the assets of the Company, or (C) a plan of merger, consolidation, reorganization, liquidation or dissolution in which the Company does not survive.

In the event of a Sale Event (and, with respect to Mr. Datcher, a Change of Control as defined in the TPCO Equity Incentive Plan), all unvested RSUs and PSUs held by Messrs. Datcher and Batesole will vest immediately prior to closing of the Sale Event (or, with respect to Mr. Datcher, a Change of Control as defined in the TPCO Equity Incentive Plan). In this regard, our proposed Business Combination with Gold Flora would constitute a Sale Event and a Change of Control as defined in the TPCO Equity Incentive Plan.

Outstanding Equity Awards at December 31, 2022

The following table sets forth information with respect to equity awards outstanding for our named executive officers as of December 31, 2022:

		Option awards					Stock awards
Name	Grant date(1)	Number of securities underlying unexercised options - (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)		Market value of shares or units of stock that have not vested ($)(2)		Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)		Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)(2)
Troy Datcher	4/21/2022	—	—	—	—	—	—		—		900,000	(3)	131,400	(3)
	9/8/2021	—	—	—	—	—	379,5	(4)	55,410	(4)
Mike Batesole	4/21/2022	—	—	—	—	—	100,0	(5)	14,6	(5)
	4/21/2022	—	—	—	—	—					300,0	(6)	43,8	(6)
	4/21/2022	—	—	—	—	—	87,5	(7)	13,1	(7)
	3/25/2021	—	—	—	—	—	52,500		7,665		—		—

Notes:

(1)	Unless otherwise noted, all RSUs vest over a three-year period, with 25% vesting after 180 days and the remaining vesting ratably each month over the following 30 months.
(2)	Value based on the closing price of Common Shares on the OTCQX on December 31, 2022 of $0.1460, as reported on Yahoo Finance.
(3)

Consists of 300,000 performance-based PSUs and 600,000 profitability-based PSUs. On March 31, 2023, 50% of the shares subject to the performance-based PSUs will vest to the extent certain gross margin targets are met, and the remaining 50% of the shares subject to the performance-based PSUs will vest to the extent the Company has hit certain “cash burn” metrics. 100% of the profitability-based PSUs will vest on April 1, 2024 to the extent certain cash flow metrics are met. The Company Board may award partial vesting with respect to partial performance of the metrics contained in the PSUs granted to Mr. Datcher.

(4)	Relates to an initial award of 722,892 RSUs, 25% of which vested on March 7, 2022, with the remainder vesting in 30 equal installments beginning on April 1, 2022.
(5)	One third of the shares subject to this RSU award vested on January 15, 2023 and the remaining RSUs will vest in eight equal quarterly installments beginning on February 1, 2023.
(6)

Consists of 150,000 performance-based PSUs and 150,000 profitability-based PSUs. On March 31, 2023, 50% of the shares subject to the performance-based PSUs will vest to the extent certain gross margin targets are met, and the remaining 50% of the shares subject to the performance-based PSUs will vest to the extent the Company has hit certain “cash burn” metrics. 100% of the profitability-based PSUs will vest on April 1, 2024 to the extent certain cash flow metrics are met. The Company Board may award partial vesting with respect to partial performance of the metrics contained in the PSUs granted to Mr. Batesole.

(7)

Relates to an initial grant of 150,000 PSUs that were subject to certain milestones related to data management, data preparation and data delivery. 50,000 shares subject to this earn-out milestone award shall be available to vest upon the achievement of each of the milestones and are subject to time-based vesting. 25% of the shares vested on August 14, 2021, with the remainder vesting in thirty equal monthly installments beginning on September 1, 2021. Each of the milestones was achieved in 2022, and unvested PSUs have become RSUs, subject to only time-based vesting.

Compensation of Directors

Non-Employee Director Compensation Table

The following table summarizes the total compensation paid to non-employee directors for the year ended December 31, 2022:

Name	Fees earned or paid in cash ($)		Stock awards ($)(1)(2)	Total ($)
Michael Auerbach	67,500	(3)	65,000	132,500
Morgan Callagy	33,750	(4)	65,000	98,750
Mark Castaneda	32,500	(5)	65,000	97,500
Al Foreman	62,500	(6)	65,000	127,500
Leland Hensch	55,000	(7)	65,000	120,000
Daniel Neukomm	68,750	(8)	65,000	133,750

Notes:

(1)

The amounts in this column represent the aggregate grant date fair value of the stock award(s) presented, as determined in accordance with FASB ASC Topic 718, “Compensation–Stock Compensation”. See Note 21 of the consolidated financial statements included in this Annual Report regarding assumptions underlying valuation of equity awards.

(2)

As of December 31, 2022, each of the Company’s then-current non-employee directors held the following number of RSUs: Mr. Auerbach: 110,922; Mr. Callagy: 100,000; Mr. Castaneda: 100,000; Mr. Foreman: 109,102; Mr. Hensch: 109,102 and Mr. Neukomm: 109,102.

(3)

Includes $37,500 for serving as the Chairman of the Company Board through the second quarter of 2022, $25,000 for serving as a director from the third quarter till the end of 2022 and $5,000 for serving as a member of the Nomination and Governance Committee.

(4)

Includes $5,000 for serving as the chairperson of the Nomination and Governance Committee, $25,000 for serving as a director and $3,750 for serving as a member of the Audit Committee. Represents fees with respect to service for only a portion of the year, as Mr. Callagy became a director on May 2, 2022.

(5)

Includes $25,000 for serving as a director and $7,500 for serving as the chairperson of the Audit Committee. Represents fees with respect to service for only a portion of the year, as Mr. Castaneda became a director on May 2, 2022.

(6)	Includes $50,000 for serving as a director, $7,500 for serving as a member of the Audit Committee and $5,000 for serving as a member of the Compensation Committee.
(7)	Includes $50,000 for serving as a director and $5,000 for serving as a member of the Compensation Committee.
(8)

Includes $50,000 for serving as a director, $10,000 for serving as the chairperson of the Compensation Committee, $3,750 for serving as a member of the Audit Committee through the second quarter of 2022 and $5,000 for serving as a member of the Nomination and Governance Committee.

Narrative to Director Compensation Table

The Company’s director compensation program is intended to attract and retain global talent to serve on the Company Board, taking into account the risks and responsibilities of being a director. The Company provides competitive director compensation through a combination of cash retainers and annual equity awards for non-employee members of the Company Board. In addition, the Company provides additional retainers for committee chairs and committee members given the additional time commitment, level of responsibility and skill set required for those roles. All directors are entitled to reimbursement of reasonable expenses incurred by them acting in their capacity as directors. The Company believes this approach will help to attract and retain strong members for the Company Board who will be able to fulfill their fiduciary responsibilities without competing interests. Any directors who are also employees of the Company will receive no additional compensation for their service on the Company Board.

Our current director compensation policy provides that each non-employee director will receive the following compensation for services on the Company Board and its committees, as applicable. RSUs vest over three years, with 33% vesting one year after the effective date and the remaining shares subject to RSUs to vest over eight equal quarterly installments.

•	All members on the Company Board other than the Chairman receive an annual cash retainer for services on the Company Board of $50,000 and an annual grant of RSUs valued at $65,000;

•

The Chairman of the Company Board receives an annual cash retainer of $75,000 and an annual grant of RSUs valued at $80,000, unless the Chairman is an employee of the Company (Mr. Datcher serves as the Chairman, but did not receive any additional compensation for his service in that role);

•	Committee chairpersons receive annual compensation as follows:

•	Audit Committee - $15,000 cash;

•	Compensation Committee - $10,000 cash; and

•	Nomination and Governance Committee - $10,000 cash;

•	Each non-chairperson committee member receives annual cash compensation in the amount of one-half the applicable committee chairperson.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Securities Authorized For Issuance Under Equity Compensation Plans.

The table below indicates the number of securities issued under the Company’s Equity Incentive Plan, the weighted-average exercise price of outstanding securities issued under the Company’s Equity Incentive Plan and the number of securities remaining available for issuance under the Company’s Equity Incentive Plan, in each case as of December 31, 2022. In connection with the Qualifying Transaction, the Company agreed to maintain the Caliva EIP and the LCV Equity Plan, and that outstanding awards thereunder will entitle holders to receive Common Shares. No further awards will be issued under the Caliva EIP or the LCV Equity Plan.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in Column “(a)”)
	(a)		(b)	(c)
Equity compensation plans approved by security holders(1)
Equity Incentive Plan(1)	5,418,992	(1)	-	10,333,626	(2)
Equity compensation plans not approved by security holders
Caliva EIP	367,179	(3)	$7.20	-
LCV Equity Plan	9,206	(3)	$26.74	-
Total	5,795,377			10,333,626

_________________

Notes:

(1)	Represents Common Shares that may be issued upon the vesting and settlement of outstanding restricted share units.
(2)

The maximum number of Common Shares that may be issued under the Equity Incentive Plan is 15.0% of the Common Shares outstanding from time to time, subject to adjustment in accordance with the Equity Incentive Plan.

(3)	Represents Common Shares that may be issued upon the exercise of outstanding options.

Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth the beneficial ownership of the Common Shares as of March 20, 2023, for:

•	each member of the Board:

•	each named executive officer;

•	each person known to the Company to be the beneficial owner of more than 5% of the Company’s Shares; and

•	the members of the Board and the Company’s executive officers as a group.

Beneficial ownership is determined according to the rules of the SEC. Generally, a person has beneficial ownership of a security if the person possesses sole or shared voting or investment power of that security, including any securities that a person has the right to acquire beneficial ownership within 60 days of March 20, 2023. Information with respect to beneficial owners of more than 5% of the Common Shares is based on completed questionnaires and related information provided by such beneficial owners. Unless otherwise indicated, all Common Shares are owned directly, and the person or entity listed as the beneficial owner has sole voting and investment power. The address for each director and executive officer is c/o TPCO Holdings, Corp. 1550 Leigh Avenue, San Jose, California, 95125.

Name and Position of Beneficial Owner	Amount of Beneficial Ownership		Percent Of Class(1)
Directors and Named Executive Officers
Troy Datcher, Chairman and Chief Executive Officer	266,211	(2)	*
Michael Auerbach, Director	6,745,501	(3)	6.71%
Morgan Callagy, Director	113,853	(4)	*
Mark Castaneda, Director	9,990		*
Al Foreman, Director	13,653	(5)	*
Leland Hensch, Director	4,018,730	(6)	4.00%
Daniel Neukomm, Director	13,653	(7)	*
Mike Batesole, Chief Financial Officer	210,920	(8)	*
All directors and executive officers as a group (8 persons)	11,352,511		11.29%
5% Stockholders
Rich Brown	9,757,950	(9)	9.70%
GRHP Investments LLC	9,469,699	(10)	9.42%
M3 DAAT LLC	6,606,845	(3)	6.57%

_________________________________

*	Less than 1%

(1)	The percentages in this column are calculated based on 100,559,229 TPCO Shares issued and outstanding as of March 20, 2023.

(2)

Consists of 190,066 Common Shares held by Mr. Datcher and 36,145 Common Shares that could be obtained within 60 days of March 20, 2023 upon the vesting of RSUs held by Mr. Datcher. Does not include 300,000 Common Shares that could be issued upon the vesting of performance stock units that will vest if the Business Combination occurs.

(3)

Consists of 6,606,845 Common Shares and 65,625 Warrants held by M3 DAAT LLC, 46,276 Common Shares held by Murphy Ofutt LCV LLC, 905 Common Shares held by Murphy Ofutt LLC, 308 Common Shares held by Murphy Ofutt Common LLC, 24,328 Common Shares held by Mr. Auerbach and 1,214 Common Shares that could be obtained within 60 days of March 20, 2023 upon the vesting of RSUs held by Mr. Auerbach. Mr. Auerbach has sole voting and dispositive power over the Common Shares held by M3 DAAT LLC, Murphy Ofutt LCV LLC, Murphy Ofutt Common LLC, and Murphy Ofutt LLC. The principal address for each of M3 DAAT LLC, Murphy Ofutt LCV LLC and Murphy Ofutt LLC is 135 Grand St., Floor 2, New York, NY 10013-3101.

(4)

Consists of 16,350 TPCO Shares held by Mr. Callagy and 97,503 TPCO Shares held by Seastrike LLC. Mr. Callagy has sole voting and dispositive power over the shares held by Seastrike LLC. Does not include the 100,000 TPCO RSUs held by Mr. Callagy, which will begin vesting on June 30, 2023.

(5)

Includes 12,641 TPCO Shares held by Mr. Foreman and 1,012 Common Shares that could be obtained within 60 days of March 20, 2023 upon the vesting of RSUs held by held by Mr. Foreman. Does not include 4,073,321 TPCO Shares beneficially owned by affiliates of Tuatara Capital. Mr. Foreman shares voting and dispositive power of these TPCO Shares with two other persons. Under the so-called “rule of three”, if voting and dispositive decisions regarding an entity’s securities are made by three or more individuals, and a voting or dispositive decision requires the approval of a majority of those individuals, then none of the individuals is deemed a beneficial owner of the entity’s securities. Accordingly, Mr. Foreman is not a beneficial owner of the TPCO Shares held by affiliates of Tuatara Capital.

(6)

Consists of 2,829,308 and 1,122,787 TPCO Shares held by Mr. Hensch and The Hensch Family Dynasty Trust, respectively, 49,217 and 16,406 currently exercisable TPCO Warrants held by Mr. Hensch and The Hensch Family Dynasty Trust, respectively, as well as 1,012 Common Shares that could be obtained within 60 days of March 20, 2023 upon the vesting of RSUs held by Mr. Hensch. Mr. Hensch has sole voting and dispositive power over the TPCO Shares held by The Hensch Family Dynasty Trust.

(7)

Consists of 12,641 TPCO Shares held by Mr. Neukomm and 1,012 Common Shares that could be obtained within 60 days of March 20, 2023 upon the vesting of RSUs held by Mr. Neukomm. Does not include 9,469,699 TPCO Shares beneficially owned by GRHP Investments, LLC. Mr. Neukomm’s wife has a minority interest in GRHP Investments, LLC but does not claim beneficial ownership of shares held by that entity. Accordingly, Mr. Neukomm disclaims beneficial ownership of these TPCO Shares, except to the extent of his pecuniary interest.

(8)

Consists of 182,590 Common Shares held by Mr. Batesole, and 28,330 Common Shares that could be obtained within 60 days of March 20, 2023, upon the vesting of RSUs. Does not include 150,000 Common Shares that could be issued upon the vesting of performance stock units that will vest if the Business Combination occurs.

(9)

Consists of (i) 9,469,699 Common Shares held by GRHP, for which Rich Brown serves as manager, (ii) 228,797 Common Shares held by Blue Dog Global, LLC, which is member managed by GRHP and (iii) 59,454 MAK3, LLC, which is controlled by Mr. Brown. The address for Mr. Brown is 1550 Leigh Ave, San Jose, CA 95125-5301.

(10)	See footnote (9). The address for GRHP is 1550 Leigh Ave, San Jose, CA 95125-5301

Changes in Control

For information regarding a potential change of control transaction of the Company, please see “Item 1A. Business—Proposed Business Combination with Gold Flora, LLC.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons.

The following includes a summary of transactions since January 1, 2022, in which we have participated and any currently proposed transactions where the amount involved exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our Shares or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described elsewhere in this Annual Report.

Leases with R&C Brown

Rich Brown, who controls R&C Brown, is the father-in-law of Daniel Neukomm, who is one of the Company’s directors. Furthermore, Mr. Neukomm’s spouse owns a minority interest in R&C Brown, which leases certain properties to Caliva. During the year ended December 31, 2022, R&C Brown received approximately $5.4 million in lease payments from Caliva. As of December 31, 2022, the amount R&C Brown would be entitled to receive over the remaining term of the leases on a net present value basis using a discount rate of approximately 13% totaled approximately $40.6 million, with the maximum expiry dates of the leases ranging from September 2027 to September 2037.

Roc Nation Agreements

To the Company’s knowledge, Roc Nation was the beneficial holder of at least 5% of the Company’s Shares during the year ended December 31, 2022, such that the Roc Modification Agreement and the SC Branding Agreements could be determined to be transactions with related persons (collectively, with all other related agreements, the “Roc Nation Agreements”).

For a detailed description of the Roc Nation Agreements, please see the applicable disclosure under “Item 1. Business—General Development of the Business – The Parent Company”.

Debt with the Company

There is no debt between any executive officer, director, employee or former executive officers of the Company and the Company.

Receipt of Shares in Qualifying Transaction

Certain of the directors and former executive officers of the Company received Shares upon closing of the Qualifying Transaction as a result of their ownership of securities of Caliva or LCV, as applicable.

Independence of the Board of Directors

The Company Board is comprised of Troy Datcher (Chairman), Morgan Callagy, Mark Castaneda, Michael Auerbach, Al Foreman, Leland Hensch and Daniel Neukomm. Under National Instrument 58-101 – Disclosure of Corporate Governance Practices, a director is considered to be independent if he or she is independent within the meaning of NI 52-110. Pursuant to NI 52-110, an independent director is a director who is free from any direct or indirect relationship which could, in the view of the Company Board, be reasonably expected to interfere with a director’s independent judgment. Based on information provided by each director concerning his or her background, employment and affiliations, the Company Board has determined that none of the directors on the Company Board will be considered non-independent under NI 52-110 as a result of their respective relationships with the Company, save for Mr. Datcher due to his role as CEO of the Company.

In addition, although our Common Shares are not listed on any U.S. national securities exchange, we also determine independence using the definition of “independent director” under Rule 5605(a)(2) of the Nasdaq Rules. Based on information provided by each director concerning his or her background, employment and affiliations, the Company Board has determined that Mr. Callagy, Mr. Castaneda, Mr. Auerbach, Mr. Foreman and Mr. Hensch, have no relationship which, in the opinion of the Company Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, and each is an “independent director” under Rule 5605(a)(2) of the Nasdaq Rules.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Principal Independent Accountant Fees and Services

The following table presents fees billed to the Company for the fiscal years ended December 31, 2022 and 2021 for professional services rendered by each of Marcum LLP (“Marcum”) and MNP LLP (“MNP”):

	Marcum		MNP
	2022	2021	2022	2021
Audit Fees	$416,868	--	$2,562,409	$3,070,860
Audit-Related Fees	--	--	--	--
Tax Fees	--	--	--	--
All Other Fees	--	--	--	--
Total Fees	$416,868	--	$2,562,409	$3,070,860

Audit fees. Audit fees consist of fees billed for professional services rendered for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q or services that are normally provided by our auditors in connection with statutory and regulatory filings or engagements.

Audit-related fees. Audit-related fees consist of fees for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under “Audit Fees”.

Tax fees. Tax fees consists of fees for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

All other fees. All other fees consist of the aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported in the aforementioned categories.

Pre-approval Policies and Procedures

The Audit Committee Charter states that the Audit Committee should pre-approve all non-audit services (or delegate such pre-approval as the Audit Committee may determine and as permitted by applicable Canadian securities laws) to be provided by the external auditor. The Chair of the Audit Committee pre-approves all audit and non-audit services provided by the Company’s independent registered public accounting firm.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) (1) Financial Statements See the accompanying Index to Consolidated Financial Statement Schedule on page F-1.

(a) (2) Financial Statement Schedules See the accompanying Index to Consolidated Financial Statement Schedule on page F-1.

(a) (3) Exhibits

		Incorporated by Reference From
Exhibit No.	Title of Document	Form	Date Filed	Exhibit Number	Filed Herewith
2.1*	Definitive Transaction Agreement, dated November 24, 2020 by and among Subversive Capital Acauisition Corp., Caliva, TPCO CMG Merger Sub, Inc. and GRHP Management. LLC. as shareholders’ representative for Caliva’s shareholders	10-12G	9/30/2021	2.1
2.2*	Definitive Agreement. dated November 24. 2020 by and among Subversive Capital Acquisition Corp.. Left Coast Ventures, Inc.. TPCO LCV Merger Sub Inc. and Shareholder Representative Services LLC. as shareholders’ representative for LCV’s shareholders	10-12G	9/30/2021	2.2
2.3*	Agreement and Plan of Merger dated November 24. 2020 by and among Left Coast Ventures, Inc., LCV Holdings 710. LLC. SISU Extraction, LLC and John Figueiredo	10-12G	9/30/2021	2.3
2.4*	Acquisition Agreement. dated November 24. 2020 among Subversive Capital Acquisition Corp. Caliva. OG Enterprises. SC Branding. LLC and SC Vessel 1, LLC	10-12G	9/30/2021	2.4
2.5*|	Unit Purchase Agreement. dated as of October 1, 2021, by and among Coast L Acquisition Corp., TPCO Holding Corp., the Members of Coastal Holding Company, LLC Identified on the Signature Pages Thereto, Julian Michalowski, as Equityholders’ Representative and Coastal Holding Company, LLC	10-12G/A	10/27/2021	2.5
2.6	Agreement and Plan of Merger, dated November 14, 2022, by and between Coastal Acquisition Corp., TPCO Holding Corp, Coastal MergerSub 1, Inc., Coastal MergerSub 2, LLC, Coastal Holding Company, LLC, the Restricted Members of Coastal identified on the signature pages thereto, and Julian Michalowski, as the Equityholders’ Representative	8-K	11/14/2022	10.1
2.7	Amended and Restated Exchange Rights Agreement, dated November 14, 2022, by and between TPCO Holding Corp., Coastal Acquisition Corp., and Julian Michalowski, as the Equityholders’ Representative	8-K	11/14/2022	10.2
2.8†	Business Combination Agreement, dated February 21, 2023, by and among TPCO Holding Corp., Gold Flora, LLC, Stately Capital Corporation, Gold Flora Corporation and Golden Grizzly Bear LLC	8-K	2/27/2023	2.1
3.1	Notice of Articles of Subversive Capital Acquisition Corp. dated July 15, 2019	10-12G	9/30/2021	3.1
3.2	Articles of Subversive Capital Acquisition Corp., dated July 15, 2019	10-12G/A	10/01/2021	3.2
3.3	Certificate of Change of Name. dated January 15, 2021 by Subversive Capital Acquisition Corp.	10-12G	9/30/2021	3.3

4.1	Specimen Common Share Certificate	10-12G	9/30/2021	4.1
4.2	Warrant Agency Agreement between the Company and Odyssey Trust Company dated July 16, 2019	10-12G	9/30/2021	4.2
4.3	Description of Securities	10-K	3/31/2022	4.3
10.1	Nomination Rights Agreement. dated January 15 2021 between Subversive Capital Acquisition Corp. and Subversive Capital Sponsor LLC and GRHP Management, LLC, as Caliva shareholders’ representative	10-12G	9/30/2021	10.1
10.2	Sponsor Lockup and Forfeiture Agreement. dated January 15 2021 among Subversive Capital Acquisition Corp., Caliva. Left Coast Ventures. Inc.. Subversive Capital Sponsor. LLC. and certain Founders	10-12G	9/30/2021	10.2
10.3+	Employment Letter Agreement. dated February 18. 2021. between TPCO Holding Corp. and Mike Batesole	10-12G	9/30/2021	10.4
10.3+	First Amendment to Employment Letter Agreement. dated March 30, 2021, between TPCO Holding Corp. and Mike Batesole	10-12G	9/30/2021	10.5
10.5+	Second Amendment to Employment Letter Agreement, dated May 20, 2021 between TPCO Holding Corp. and Mike Batesole	10-12G	9/30/2021	10.6
10.6+	Employment Letter Agreement, dated December 15. 2020. between Subversive Capital Acquisition Corp. and Dennis O’Malley	10-12G	9/30/2021	10.7
10.7	Registration Rights Agreement. dated January 15. 2021 by and among the Subversive Capital Acquisition Corp., Subversive Capital Sponsor LLC and the persons named therein	10-12G	9/30/2021	10.8
10.8+	TPCO Holding Corp. Equity Incentive Plan. dated January 19. 2021	10-12G	9/30/2021	10.9
10.9+	TPCO Holding Corp. Form of Award Agreements under Equity Incentive Plan	10-12G/A	10/01/2021	10.10
10.10+	Employment Letter Agreement, dated August 10, 2021 between TPCO Holding Corp. and Troy Datcher	10-12G/A	10/01/2021	10.11
10.11	Form of Indemnification Agreement with directors and executive officers	10-12G/A	10/01/2021	10.13
10.13	Modification Agreement, dated as of December 29, 2022 by and between TPCO Holding Corp. and Roc Nation LLC	8-K	1/5/2023	10.1
10.15	Termination Agreement, dated as of December 29, 2022 by and between TPCO Holding Corp. and SC Branding, LLC	8-K	1/5/2023	10.2
10.16	Services Agreement, dated as of December 29, 2022 by and between TPCO Holding Corp. and SC Branding, LLC	8-K	1/5/2023	10.3
10.17	Brand Transfer Agreement, dated as of December 29, 2022 by and between, on the one hand, TPCO Holding Corp., CMG Partners, Inc., TPCO US Holding LLC and, on the other hand, SC Branding LLC and Mother Room, LLC	8-K	1/5/2023	10.4
10.18	License Agreement, dated as of December 29, 2022, by and among Mother Room, LLC and TPCO US Holding LLC	8-K	1/5/2023	10.5
10.19††	Form of TPCO Support Agreement	8-K	2/27/2023	10.1

10.20††	Form of Gold Flora Support Agreement	8-K	2/27/2023	10.2
10.21††	Form of Stately Support Agreement	8-K	2/27/2023	10.3
10.22	Working Capital Facility Agreement, dated February 21, 2023, by and between TPCO US Holding LLC and Gold Flora, LLC	-	-	-	X
19.1	Insider Trading Policy of TPCO Holding Corp.	-	-	-	X
21.1	List of Subsidiaries of TPCO Holding Corp.	-	-	-	X
23.1	Consent of Marcum LLP, Independent Registered Public Accounting Firm	-	-	-	X
23.2	Consent of MNP LLP, Independent Registered Public Accounting Firm	-	-	-	X
24.1	Power of Attorney (included on signature page hereto)	-	-	-	X
31.1	Section 302 Certification of Principal Executive Officer	-	-	-	X
31.2	Section 302 Certification of Principal Financial Officer	-	-	-	X
32.1	Section 1350 Certification of Principal Executive Officer	-	-	-	X
32.2	Section 1350 Certification of Principal Financial Officer	-	-	-	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	-	-	-	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	-	-	-	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	-	-	-	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	-	-	-	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

*

Schedules and exhibits to this Exhibit omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

†	Certain identified portions of this Exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K.

††	Certain identified portions of this Exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K.

+	Management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TPCO Holding Corp.

Date: April 3, 2023	By:	/s/ Troy Datcher
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

Name	Title	Date

/s/ Troy Datcher	Chief Executive Officer and Chairman	April 3, 2023
Troy Datcher	(Principal Executive Officer)

/s/ Mike Batesole	Chief Financial Officer	April 3, 2023
Mike Batesole	(Principal Financial and Accounting Officer)

/s/ Michael Auerbach	Director	April 3, 2023
Michael Auerbach

/s/ Morgan Callagy	Director	April 3, 2023
Morgan Callagy

/s/ Mark Castaneda	Director	April 3, 2023
Mark Castaneda

/s/ Al Foreman	Director	April 3, 2023
Al Foreman

/s/ Leland Hensch	Director	April 3, 2023
Leland Hensch

/s/ Daniel Neukomm	Director	April 3, 2023
Daniel Neukomm

