Form 10-Q
period 2023-03-31
TPCO Holding Corp.
filed 2023-05-15
CIK 1876945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 12, 2023, there were 119,751,643 common shares of the registrant issued and outstanding.

2

Unless otherwise noted or the context indicates otherwise, in this Form 10-Q (this “Quarterly Report”), the “Company,” “The Parent Company,” “we,” “us” and “our” refer to TPCO Holding Corp. and its subsidiaries and joint ventures to which it is a party. References in this Quarterly Report Statement to “cannabis” mean all parts of the plant cannabis sativa L. containing more than 0.3 percent tetrahydrocannabinol (“THC”), including all compounds, manufactures, salts, derivatives, mixtures, or preparations.

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

Item 1. Financial Statements.

Interim condensed consolidated financial statements

TPCO Holding Corp.

For the three months ended March 31, 2023 and 2022 (Unaudited)

4

TPCO Holding Corp. Interim condensed consolidated balance sheets (In United States dollars)

As at	Note	March 31, 2023 (unaudited)	December 31, 2022
Assets
Current
Cash		$76,110,861	$93,697,529
Accounts receivable, net	23	928,622	1,205,700
Inventory	3	6,986,273	8,727,858
Notes and other receivables, net	4	123,180	108,957
Prepaid expenses and other current assets	5	10,033,108	8,368,495
Assets held for sale	6	5,698,193	6,102,764
Total current assets		99,880,237	118,211,303

Investments	8	1,478,204	1,478,204
Security deposits		1,201,652	1,181,078
Prepaid expenses and other assets		698,406	844,239
Notes and other receivables, net	4	3,041,450	518,846
Property and equipment	9	14,857,254	15,146,084
Right-of-use assets – operating	10	17,411,362	20,689,086
Right-of-use assets – finance	10	22,679,329	23,070,846
Intangible assets	11	97,556,566	99,378,098
Total assets		$258,804,460	$280,517,784

Liabilities
Current
Accounts payable and accrued liabilities	12	$22,457,914	$24,560,359
Consideration payable – current portion		5,547,021	5,777,943
Operating lease liability – current portion	10	1,904,773	2,355,174
Finance lease liability – current portion	10	156,184	156,184
Note payable		-	931,103
Contingent consideration	23	2,357,044	1,611,843
Liabilities held for sale	6	1,119,321	1,309,077
Total current liabilities		33,542,257	36,701,683

Operating lease liabilities	10	21,977,258	24,803,815
Finance lease liabilities	10	36,574,393	36,618,530
Consideration payable		368,544	383,334
Deferred tax liabilities	13	20,165,803	20,972,629
Total liabilities		112,628,255	119,479,991

Shareholders’ equity
Common shares, no par value, unlimited Common shares authorized 118,827,323 issued and outstanding at March 31, 2023 and 107,516,333 at December 31, 2022	14	-	-
Additional paid in capital		998,345,720	996,697,299
Non-controlling interest		1	1
Accumulated deficit		(852,169,516)	(835,659,507)
Total shareholders’ equity		146,176,205	161,037,793
Total liabilities and shareholders’ equity		$258,804,460	$280,517,784

Commitments and contingencies (Note 22)

Subsequent events (Note 26)

See accompanying notes to the interim condensed consolidated financial statements

TPCO Holding Corp. Interim condensed consolidated statements of operations and comprehensive (loss) (Unaudited, in United States dollars)

		Three months ended
	Note	March 31, 2023	March 31, 2022

Sales, net of discounts		$18,054,212	$22,440,300
Cost of sales		10,273,162	15,723,406
Gross profit		7,781,050	6,716,894

Operating expenses	15	22,101,544	38,909,908

Loss from operations		(14,320,494)	(32,193,014)

Other income (expense)
Interest income		622,796	-
Interest expense		(1,263,928)	(1,250,568)
Loss on disposal of assets		(93,944)	(254,473)
Change in fair value of investments	8	-	297,864
Change in fair value of contingent consideration	23	(745,201)	388,622
Other income		5,170	307,956

Loss before income taxes		(15,795,601)	(32,703,613)

Income tax recovery (expense)		(714,408)	(286,700)
Loss and comprehensive loss from continuing operations		(16,510,009)	(32,990,313)

Loss from discontinued operations, net of income tax	7	-	(546,219)

Loss and comprehensive loss attributable to shareholders of the company		$(16,510,009)	$(33,691,877)
Loss and comprehensive loss attributable to redeemable non-controlling interest		-	155,345
Net loss		$(16,510,009)	$(33,536,532)

Per share – basic and diluted
Loss per share from continuing operations		$(0.16)	$(0.33)
Loss per share from discontinued operations		-	(0.01)
Loss per share		$(0.16)	$(0.34)
Weighted average number of common shares		104,208,756	98,820,648

See accompanying notes to the consolidated financial statements

TPCO Holding Corp. Interim condensed consolidated statements of changes in shareholders’ (deficit) equity (Unaudited, in United States dollars)

	Note	Common Shares	Warrants	Common Shares to be issued / returned	Additional Paid in Capital	Accumulated Deficit	Non-controlling interest	Total

Balance December 31, 2021		97,065,092	35,837,500	743,768	954,102,859	(593,027,673)	-	361,075,186
Shares issued for long-term strategic contract		1,348,921	-	-	1,875,000	-	-	1,875,000
Shares issued to settle contingent consideration	17	569,939	-	(305,325)	299,014	-	-	299,014
Shares issued for RSUs vested	17	201,380	-	-	-	-	-	-
Tax settlements associated with RSUs	17	-	-	-	(204,802)	-	-	(204,802)
Share-based compensation	17	-	-	-	2,242,077	-	-	2,242,077
Net loss		-	-	-	-	(33,691,877)	-	(33,691,877)
Balance March 31, 2022		99,185,332	35,837,500	438,443	$958,314,148	$(626,719,550)	-	331,594,598

Balance December 31, 2022		107,516,333	35,837,500	(6,673,222)	$996,697,299	$(835,659,507)	$1	$161,037,793
Shares issued for RSUs vested	17	165,217	-	-	-	-	-	-
Tax settlements associated with RSUs	17	-	-	-	(16,799)	-	-	(16,799)
Share-based compensation	17	-	-	-	1,665,220	-	-	1,665,220
Shares returned to Treasury	14	(7,122,321)	-	7,122,321	-	-	-	-
Shares issued in exchange for shares of subsidiary	14	18,268,094	-	-	-	-	-	-
Net loss		-	-	-	-	(16,510,009)	-	(16,510,009)
Balance March 31, 2023		118,827,323	35,837,500	449,099	$998,345,720	$(852,169,516)	$1	$146,176,205

See accompanying notes to the consolidated financial statements

TPCO Holding Corp. Interim condensed consolidated statements of cash flows (Unaudited, in United States dollars)

		Three months ended
	Note	March 31, 2023	March 31, 2022

Cash provided by (used in)
Operating activities
Net loss from continuing operations		$(16,510,009)	$(32,990,313)
Adjustments for items not involving cash
Interest expense		1,263,928	1,250,568
Non- cash Interest income		(36,826)	(26,932)
Loss on disposal of assets		93,944	254,473
Allowance for accounts receivable and notes receivable		-	2,249,706
Fair value change of investments	8	-	(297,864)
Depreciation and amortization	15	2,724,831	5,990,354
Share-based compensation expense, net of withholding tax settlement		1,648,421	2,037,275
Non-cash marketing expense		-	1,363,636
Non-cash operating lease expense	10	1,313,481	1,756,790
Fair value change of contingent consideration	23	745,201	(388,622)
Deferred income tax recovery	13	(806,826)	(775,615)
Repayment of operating lease liabilities		(2,293,381)	(1,614,967)
Net changes in non-cash working capital items	18	(1,782,566)	(3,070,057)
Net cash used in continued operating activities		(13,639,802)	(24,261,568)
Net cash used in discontinued operating activities		-	(1,579,055)
Total operating activities		(13,639,802)	(25,840,623)

Financing activities
Receipt of payments on notes receivables		-	186,106
Payments of consideration payable		(383,333)	(383,333)
Payments of finance lease liabilities		(1,147,681)	(1,116,504)
Total financing activities		(1,531,014)	(1,313,731)

Investing activities
Purchases of property and equipment		(244,791)	(1,124,990)
Proceeds from sale of property and equipment, net of selling costs		328,940	5,769,040
Advances for investments and notes receivables		(2,500,001)	-
Acquisition of investments		-	(150,000)
Total investing activities		(2,415,852)	4,494,050

Net change in cash during the period		(17,586,668)	(22,660,304)

Cash, restricted cash and restricted cash equivalents
Beginning of period		$93,697,529	$174,892,298
End of period		$76,110,861	$152,231,994

Cash		76,110,861	143,494,665
Restricted cash and restricted cash equivalents		-	8,737,329
Cash, restricted cash and restricted cash equivalents		$76,110,861	$152,231,994

Supplemental cash-flow information (Note 18)

See accompanying notes to the consolidated financial statements

TPCO Holding Corp. Notes to the interim condensed consolidated financial statements (Unaudited, in United States dollars) For the three months ended March 31, 2023 and 2022

1. Nature of operations

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

Certain information and footnote disclosures normally included in the audited annual consolidated financial statements prepared in accordance with GAAP have been omitted or condensed. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”) and have been prepared on a basis consistent with the accounting policies as described in the 2022 Form 10-K.

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

TPCO Holding Corp. Notes to the interim condensed consolidated financial statements (Unaudited, in United States dollars) For the three months ended March 31, 2023 and 2022

2. Basis of presentation (continued)

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

iv) Accounting standards adopted

Allowance for credit losses

In September 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This guidance was subsequently amended by ASU 2018-19, Codification Improvements, ASU 2019- 04, Codification Improvements, ASU 2019-05, Targeted Transition Relief, ASU 2019-10, Effective Dates, and ASU 2019-11, Codification Improvements. The Company adopted this ASU effective Jan 1, 2023. The adoption did not have a material effect on its interim condensed consolidated financial statements.

3. Inventory

	March 31, 2023	December 31, 2022
Packaging supplies	$2,195,159	$2,109,465
Biological assets	15,022	22,844
Raw materials	145,759	48,936
Work in progress	183,322	227,936
Finished goods	4,447,011	6,318,677
	$6,986,273	$8,727,858

4. Notes and other receivables, net

	March 31, 2023	December 31, 2022
Upfront payment	$5,650,000	$5,650,000
Prepayment	1,490,000	1,490,000
Promissory note receivables (i)	3,164,630	627,803
Total notes receivable	10,304,630	7,767,803
Less allowance for credit losses	(7,140,000)	(7,140,000)
Total notes receivable	3,164,630	627,803
Note receivable – current portion	123,180	108,957
Note receivable- non-current	$3,041,450	$518,846

(i) During the three-months ended March 31, 2023, the Company entered into an arrangement to provide funding to Gold Flora, LLC (“Gold Flora”) with principal amounts of up to $5,000,000. During the three-months ended, the Company advanced $2,500,001 of the committed funding. The note is secured by certain assets of Gold Flora, bears interest at 10% per annum and is payable in full on maturity, which is 90 days from the termination of the business combination agreement discussed in Note 26. The balance as at March 31, 2023 related to this promissory note, including accrued interest, is $2,522,604.

TPCO Holding Corp. Notes to the interim condensed consolidated financial statements (Unaudited, in United States dollars) For the three months ended March 31, 2023 and 2022

5. Prepaid expenses and other current assets

	March 31, 2023	December 31, 2022
Prepaid expenses	$51,456	$51,456
Prepaid insurance	2,473,207	771,752
Prepaid inventory	242,880	89,386
Prepaid rent	-	54,160
Other prepaid assets	1,221,409	1,357,586
Indemnification assets	6,044,156	6,044,155
	$10,033,108	$8,368,495

6. Assets held for sale

The following table outlines the carrying amounts of major classes of assets and liabilities classified as held for sale:

	March 31, 2023	December 31, 2022
Current assets classified as held for sale
Right-of-use assets - operating	$1,146,661	$1,240,211
Intangible assets	9,822,809	11,443,681
Total carrying value of current assets	10,969,470	12,683,892
Impairment recognized on classification as held for sale	(5,271,277)	(6,581,128)
Total assets classified as held for sale	$5,698,193	$6,102,764

Current liabilities classified as held for sale
Operating lease liability – current portion	$1,119,321	$1,309,077
Total liabilities classified as held for sale	$1,119,321	$1,309,077

During the year ended December 31, 2022, the Company became committed to plans to sell four licenses and transfer certain right of use asset and lease liabilities related to the licenses. During the three months ended March 31, 2023, the Company sold an asset previously classified as held for sale and did not commit to plans to sell any additional assets.

7. Discontinued operations

On October 31, 2022, the Company sold its wholly owned subsidiary, SISU Extractions LLC (“SISU”). The disposition of the operations represented a major strategic shift in the business and met the criteria of discontinued operations. The Company has re-presented the interim condensed consolidated statement of operations and comprehensive loss for the three-months ended March, 31, 2022.

Summarized results of the discontinued operations were as follows:

March 31, 2022
Sales, net of discounts	$10,790,891
Cost of sales	9,323,403
Gross profit	1,467,488

Operating expenses	(1,705,535)
Loss from operations	(238,047)

Income tax expense	(308,172)

Loss from discontinued operations, net of income tax	$(546,219)

TPCO Holding Corp. Notes to the interim condensed consolidated financial statements (Unaudited, in United States dollars) For the three months ended March 31, 2023 and 2022

8. Investments

	Marketable securities	Non-marketable securities	Available for sale securities	Other	Total
Balance, December 31, 2021	$860,496	$591,545	$1,048,028	$-	$2,500,069
Acquired	-	-	-	150,000	150,000
Interest income	-	-	20,000		20,000
Change in fair value	297,864	-			297,864
Balance, March 31, 2022	$1,158,360	$591,545	$1,068,028	$150,000	$2,967,933

Balance, December 31, 2022 and March 31, 2023	$-	$591,545	$736,659	$150,000	$1,478,204

9.  Property and equipment

	March 31, 2023	December 31, 2022
Gross carrying amounts
Leasehold improvements	$16,652,945	$16,444,132
Production equipment	2,270,221	2,261,005
Furniture and fixtures	871,689	871,689
Vehicles	333,325	333,325
Office equipment	933,634	933,634
	21,061,814	20,843,785

Accumulated depreciation
Leasehold improvements	(3,916,025)	(3,646,995)
Production equipment	(1,290,059)	(1,176,720)
Furniture and fixtures	(416,907)	(373,634)
Vehicles	(118,902)	(103,069)
Office equipment	(462,667)	(397,283)
	(6,204,560)	(5,697,701)

Property and equipment, net	$14,857,254	$15,146,084

Depreciation expense for the three months ended March 31, 2023 was $ 511,782 (March 31, 2022 - $960,700 related to continuing operations).

10. Leases

The Company leases real estate used for dispensaries, production plants, and corporate offices. Lease terms for real estate generally range from 0.4 to 14.50 years. Most leases include options to renew for varying terms at the Company’s sole discretion. Certain leases include escalation clauses or payment of executory costs such as property taxes, utilities, or insurance and maintenance. Rent expense for leases with escalation clauses is accounted for on a straight-line basis over the lease term. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The following table provides the components of lease cost:

	March 31, 2023	March 31, 2022
Operating lease costs	$1,259,314	$1,756,790
Short term lease expense	54,167	-
Lease expense	1,313,481	1,756,790

Finance lease cost:
Depreciation and amortization of lease assets	391,517	393,534
Interest on lease liabilities	1,103,545	1,104,601
Finance lease cost	1,495,062	1,498,135

Total lease costs	$2,808,543	$3,254,925

TPCO Holding Corp. Notes to the interim condensed consolidated financial statements (Unaudited, in United States dollars) For the three months ended March 31, 2023 and 2022

10. Leases (continued)

The maturity of the contractual undiscounted lease liabilities as of March 31, 2023:

	Operating Lease	Finance Lease

Remainder of 2023	$3,560,866	$3,477,474
2024	4,302,015	4,763,910
2025	4,417,482	4,906,828
2026	4,544,592	5,054,033
2027	4,009,473	5,205,654
Thereafter	18,295,464	59,679,244
Total undiscounted lease liabilities	39,129,892	83,087,143
Interest on lease liabilities	15,247,861	46,356,566
Total present value of minimum lease payments	23,882,031	36,730,577
Lease liability – current portion	1,904,773	156,184
Lease liability	$21,977,258	$36,574,393

Additional information on the right-of-use assets is as follows:

	Operating lease	Finance lease

Gross carrying amount
Balance, December 31, 2022	$25,119,488	$26,258,698
Lease modification (i)	(2,709,130)	-
Balance, March 31, 2023	$22,410,358	$26,258,698

Depreciation
Balance, December 31, 2022	$4,430,402	$3,187,852
Additions	568,594	391,517
Balance, March 31, 2023	$4,998,996	$3,579,369

Carrying amount March 31, 2023	$17,411,362	$22,679,329
Carrying amount December 31, 2022	$20,689,086	$23,070,846

(i)

During the three months ended March 31, 2023, the Company decreased the square footage and extended the lease term for one of its leases. As a result, the Company recognized a reduction in its right-of-use asset and the associated liability.

The Company capitalized $nil of amortization to inventory for the year ended March 31, 2023 (March 31, 2022 - $352,365 related to continuing operations).

11. Goodwill and intangible assets

	March 31, 2023	December 31, 2022
Opening gross goodwill	584,745,143	607,413,242
Measurement period adjustment	-	(22,633,099)
Disposals	(24,351,801)	(35,000)
	560,393,342	584,745,143

Opening accumulated impairment	(584,745,143)	(563,361,597)
Impairment	-	(21,418,546)
Disposals	24,351,801	35,000
	(560,393,342)	(584,745,143)

Goodwill, net	$-	$-

TPCO Holding Corp. Notes to the interim condensed consolidated financial statements (Unaudited, in United States dollars) For the three months ended March 31, 2023 and 2022

11. Goodwill and intangible assets (continued)

	March 31, 2023	December 31, 2022
Intangible assets gross carrying amounts (i)
License	82,563,527	82,563,527
Brand	50,400,559	50,400,559
Customer relations	2,920,000	2,920,000
	135,884,086	135,884,086

Intangible assets accumulated amortization
License	(27,759,334)	(26,654,299)
Brand	(9,854,207)	(9,218,821)
Customer relations	(713,979)	(632,868)
	(38,327,520)	(36,505,988)

Intangible assets, net	$97,556,566	$99,378,098

The Company recorded amortization expense related to the three months ended March 31, 2023 of $ 1,821,531 (March 31, 2022 - $5,029,654 related to continuing operations).

The following table outlines the estimated future annual amortization expense as of March 31, 2023:

Estimated Amortization
Remainder of 2023	$(5,436,351)
2024	(7,191,983)
2025	(7,191,983)
2026	(7,191,983)
2027	(7,174,094)
Thereafter	(63,370,172)
$(97,556,566)

12. Accounts payable and accrued liabilities

	March 31, 2023	December 31, 2022
Trade payables	$2,538,810	$4,249,794
Other accrued expenses	2,378,811	4,872,988
Accrued payroll expenses	1,005,907	2,666,974
Accrued severance expenses	375,962	692,220
Accrued income and other taxes	13,076,617	9,974,817
Goods received but not yet invoiced	3,081,807	2,103,566
	$22,457,914	$24,560,359

13. Income taxes

The following table summarizes the Company’s income tax expense and effective tax rates for the three months ended March 31, 2023 and 2022:

	Three months ended
	March 31, 2023	March 31, 2022
(Loss) income before income taxes	$(15,795,601)	$(32,703,613)
Income tax (expense) recovery	$(714,408)	$(286,700)
Effective tax rate	4.52%	0.88%

TPCO Holding Corp. Notes to the interim condensed consolidated financial statements (Unaudited, in United States dollars) For the three months ended March 31, 2023 and 2022

13. Income taxes (continued)

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

The effective tax rate for the three months ended March 31, 2023 varies from the three months ended March 31, 2022, primarily due to the reduction in non-deductible expenses as a proportion of total expenses in the current year. The Company incurs expenses that are not deductible due to IRC Section 280E limitations which results in significant income tax expense.

The Company operates in a number of tax jurisdictions and are subject to examination of its income tax returns by tax authorities in those jurisdictions who may challenge any item on those returns. Significant judgment is required in evaluating the Company’s uncertain tax positions and determining the provision for income taxes.

The Company’s unrecognized tax assets were approximately $67,718,372 and $66,459,411 as at March 31, 2023 and December 31, 2022, respectively.

The federal statute of limitation remains open for the 2019 tax year to the present. The state income tax returns generally remain open for the 2018 tax year through the present. Net operating losses arising prior to these years are also open to examination if and when utilized.

14. Shareholders’ equity

Common shares

a) Authorized

The Company is authorized to issue an unlimited number of common shares with no par value.

b) Common shares issued

Number of common shares
Balance December 31, 2022	107,516,333
Shares issued for Coast L exchange (i)	18,268,094
Shares issued for vested RSUs and PSUs	165,217
Shares returned to Treasury (ii)	(7,122,321)
Balance, March 31, 2023	118,827,323

(i)

On November 14, 2022, Coast L Acquisition Corp (“Coast L”) a wholly owned subsidiary of the Company issued 24,796,902 common shares of Coast L as part of the legal closing of the Company’s acquisition of Coastal Holding Company, LLC. During the three months ended March 31, 2023, an additional 106,290 shares of Coast L were issued. Each Coast L share is exchangeable at any time on a one-for-one basis into common shares of the Company. During the three months ended March 31, 2023, 18,268,094 Coast L shares were exchanged for 18,268,094 common shares of the Company. As at March 31, 2023, 6,635,098 exchangeable shares of Coast L are outstanding.

(ii)

During the three months ended March 31, 2023, 7,122,321 number of shares were returned to treasury that were sitting in “to be returned” at December 31, 2022. Of those shares, 7,121,239 related to the modification agreements that were entered into between the Company and the third-party and Shawn C. Carter p/k/a JAY-Z.

TPCO Holding Corp. Notes to the interim condensed consolidated financial statements (Unaudited, in United States dollars) For the three months ended March 31, 2023 and 2022

15. Operating expenses

	Three months ended
	March 31, 2023	March 31, 2022
General and administrative	$7,953,943	$13,086,142
Allowance for accounts receivable and notes receivable	41,870	2,412,631
Sales and marketing	1,371,301	3,406,358
Salaries and benefits	7,030,898	10,015,556
Share-based compensation (Note 17)	1,665,220	2,242,077
Lease expense (Note 10)	1,313,481	1,756,790
Depreciation of property and equipment and amortization of right-of-use assets under finance leases	903,300	960,700
Amortization of intangible assets (Note 11)	1,821,531	5,029,654
	$22,101,544	$38,909,908

16. Loss per share

	Three months ended
	March 31, 2023	March 31, 2022
Loss from continuing operations available to common shareholders	$(16,510,009)	$(33,145,658)
Loss from discontinued operations available to common shareholders	-	(546,219)
Loss available to common shareholders	$(16,510,009)	$(33,691,877)

Weighted average number of shares, basic and diluted	104,208,756	98,820,648

Basic and diluted loss per share from continuing operations	$(0.16)	$(0.33)
Basic and diluted loss per share from discontinued operations	-	(0.01)
Basic and diluted loss per share	$(0.16)	$(0.34)

Approximately 64,633,280 of potentially dilutive securities for the three months ended March 31, 2023 were excluded in the calculation of diluted loss per share as their impact would have been anti-dilutive.

17. Share-based compensation

Effective January 2021, the Company established the Equity Incentive Plan (the “Plan”), which provides for the granting of incentive share options, nonqualified share options, share appreciation rights (“SARs”), restricted share units (“RSUs”), deferred share units (“DSUs”) and performance share units (“PSUs”), herein collectively referred to as “Awards”.

(a) Share options

The Company’s options outstanding relate to replacement options issued in a business combination that occurred in 2021.

	Three months ended March 31, 2023
	Number of options	Weighted average exercise price $	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding, beginning of period	376,385	7.67
Expired	(85,946)	7.67
Forfeited	(722)	7.49
Outstanding, end of period	289,717	7.69	3.94	-
Vested and expected to vest in the future	289,717	7.69		-
Exercisable	257,125	7.71	3.94	-

As at March 31, 2023, there was $nil of total unrecognized compensation cost related to non-vested replacement options.

TPCO Holding Corp. Notes to the interim condensed consolidated financial statements (Unaudited, in United States dollars) For the three months ended March 31, 2023 and 2022

17. Share-based compensation (continued)

(b) Equity-settled RSUs and PSUs

The following table reflects the continuity of RSUs and PSUs granted during the three months ended March 31, 2023:

	March 31, 2023
	Number of RSUs	Weighted average grant date fair value $	Number of PSUs	Weighted average grant date fair value $
Outstanding, beginning of period	3,093,992	2.71	2,325,000	1.16
Vested	(349,403)	3.48	(11,250)	1.06
Forfeited	(179,255)	2.20	(300,000)	1.04
Outstanding, end of period	2,565,334	2.65	2,013,750	1.15

As at March 31, 2023, there was $2,513,137 of total unrecognized compensation cost related to non-vested RSUs and $1,263,218 of total unrecognized compensation cost related to non-vested PSUs. That cost is expected to be recognized over a weighted average period of 1.82 years and 0.81 years respectively. The total fair value of RSUs and PSUs vested during the three months ended March 31, 2023 was $71,906 and $2,712, respectively.

Of the 360,653 RSUs and PSUs that vested, 261,078 were issued, 131,152 were settled in shares, 129,926 were settled in cash to cover withholding taxes on behalf of the employees, 99,575 were not yet settled. In addition, the Company issued 34,065 shares related to RSUs that had vested at December 31, 2022.

During the three months ended March 31, 2023, the Company recognized the following total compensation expense, net of estimated forfeitures:

	Three months ended
	March 31, 2023	March 31, 2022
Replacement options	$-	$231,494
Equity-settled RSUs and PSUs	1,665,220	2,010,583
	$1,665,220	$2,242,077

18. Supplemental cash flow information

	Three months ended
Change in working capital	March 31, 2023	March 31, 2022

Accounts receivable	$277,078	$151,057
Income tax receivable	-	1,698,115
Inventory	1,741,585	(1,471,063)
Prepaid expenses and other current assets	(1,695,397)	991,791
Security deposits	(20,574)	(133,875)
Other long term assets	145,833	(43,485)
Accounts payable and accrued liabilities	(2,231,091)	(4,262,597)
	$(1,782,566)	$(3,070,057)

19. Warrants

The following table reflects the continuity of warrants:

	Number of Warrants	Weighted Average Exercise Price
Balance, December 31, 2022 and March 31, 2023	35,837,500	$11.50

The warrants expire on January 14, 2026. The Company has the right to accelerate expiry of the warrants (excluding the warrants held by the Subversive Capital Sponsor LLC in certain circumstances), if for any 20 trading days in a 30-day trading period the closing price of the share is $18.00 or greater.

TPCO Holding Corp. Notes to the interim condensed consolidated financial statements (Unaudited, in United States dollars) For the three months ended March 31, 2023 and 2022

20. Related party transactions and balances

The Company made lease payments including interest and principal to a related party of $1,387,983 for the three months ended March 31, 2023 (March 31, 202 - $1,345,997).

A director of the Company is a close family member to an owner of R&C Brown Associates, LP (“R&C”). The Company has 2 operating leases and 1 finance lease with R&C. Included in lease liabilities and right-of-use assets as at March 31, 2023 is $40,421,345 (December 31, 2022 - $40,594,490) and $23,869,944 (December 31, 2022 - $24,324,186), respectively, with respect to leases with R&C.

21. Segment information

The Company’s operations comprise a single operating segment engaged in the cultivation, manufacturing, distribution and sale of cannabis within the State of California. All revenues were generated in the State of California for the three months ended March 31, 2023 and March 31, 2022 and all property and equipment, right-of-use assets and intangible assets were located in the State of California.

22. Commitments and contingencies

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

TPCO Holding Corp. Notes to the interim condensed consolidated financial statements (Unaudited, in United States dollars) For the three months ended March 31, 2023 and 2022

22. Commitments and contingencies (continued)

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

c) Social equity fund

The Company formed Social Equity Ventures LLC (“SEV”) in 2021 as its social equity investment vehicle with a planned $10,000,000 investment and a planned annual contribution of at least 2% of its net income from the Company. During the three months ended March 31, 2023, SEV made social equity investments totalling $nil (year ended December 31, 2022 - SEV made social equity investments totalling $350,000).

23. Financial instruments

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

The following provides a breakdown of contingent consideration as at March 31, 2023 and 2022:

	Contingent consideration
	Trading price consideration (i)	Other (ii)	Total
Balance December 31, 2021	$574,687	368,444	943,131
Change in fair value	(319,192)	(69,430)	(388,622)
Transferred to equity	-	(299,014)	(299,014)
Balance March 31, 2022	$255,495	$-	$255,495

Balance December 31, 2022	1,611,843	$-	1,611,843
Change in fair value	745,201	-	745,201
Balance, March 31, 2023	$2,357,044	$-	$2,357,044

(i) Trading price consideration – As part of the acquisition of Caliva and OGE and LCV in 2021, the former shareholders received a contingent right for up to 18,356,299 and 3,856,955 additional common shares, respectively, in the event the 20-day volume weighted average trading price (“VWAP”) of the common shares reaches $13.00, $17.00 and $21.00 within three years of closing, with one-third issuable upon the achievement of each price threshold, respectively. In addition, the contingent consideration becomes issuable upon a change in control event.

The fair value of the trading price consideration was determined using a Monte Carlo simulation methodology that included simulating the share price using a risk-neutral Geometric Brownian Motion-based pricing model over 500,000 iterations.

TPCO Holding Corp. Notes to the interim condensed consolidated financial statements (Unaudited, in United States dollars) For the three months ended March 31, 2023 and 2022

23. Financial instruments (continued)

a) Contingent consideration (continued)

The methodology recorded the likelihood of the share price achieving the price hurdle associated with the payout and calculated the discounted value of the payout based on the share price on the date the price hurdle was met and the corresponding 20-day volume-weighted average price.

Key Inputs	March 31, 2023	December 31, 2022	March 31, 2022
Key unobservable inputs
Expected volatility	115%	100%	65%

Key observable inputs
Share price	$0.15	$0.15	$1.24
Risk-free interest rate	4.70%	4.66%	2.15%
Dividend yield	0%	0%	0%
Number of shares	22,082,511	22,080,037	21,932,223

A 15% change in the volatility assumption will have the following impact on the fair value of the contingent consideration:

Change in volatility	March 31, 2023	December 31, 2022	March 31, 2022
+15%	$216	$595	$853,795
-15%	$-	$-	$(240,116)

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

b) Credit risk

Credit risk arises from deposits with banks, security deposits, trade receivables, notes receivable and other receivables. As at March 31, 2023, the balances was as follows:

	Gross	Allowance	Net
Cash	$76,110,861	$-	$76,110,861
Accounts receivable	2,229,058	(1,300,436)	928,622
Security deposits	1,201,652	-	1,201,652
Notes receivables	10,304,630	(7,140,000)	3,164,630
	$89,846,201	$(8,440,436)	$81,405,765

The Company’s aging of receivables was as follows:

March 31, 2023
0 - 30 days	$442,787
31 - 60 days	94,910
61 - 90 days	386,869
91 – 120 days	27,082
Over 120 days	1,277,410
Gross receivables	2,229,058
Less allowance for doubtful accounts	(1,300,436)
$928,622

TPCO Holding Corp. Notes to the interim condensed consolidated financial statements (Unaudited, in United States dollars) For the three months ended March 31, 2023 and 2022

24. Fair value measurement

Recurring fair value measurements

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as at March 31, 2023:

	Carrying amount	Level 3	Fair value change

Debt securities and total investments	$736,659	$736,659	$-

Total contingent consideration – trading price consideration (Note 23)	$2,357,044	$2,357,044	$745,201

25. COVID-19

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

26. Subsequent events

Shares issued

Subsequent to March 31, 2023, the Company issued 613,240 shares for RSUs and PSUs that were vested, and issued 452,989 shares in exchange for shares of a subsidiary.

Promissory notes advanced

Subsequent to March 31, 2023, the Company advanced  $1,666,666 to Gold Flora under the existing facility described in Note 4.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report contains certain information that may constitute forward-looking information and forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, and under Canadian securities laws (collectively, “Forward-Looking Statements”) which are based upon the Company’s current internal expectations, estimates, projections, assumptions and beliefs. Such statements can be identified by the use of forward-looking terminology such as “expect,” “likely,” “may,” “will,” “should,” “intend,” “anticipate,” “potential,” “proposed,” “estimate” and other similar words, including negative and grammatical variations thereof, or statements that certain events or conditions “may” or “will” happen, or by discussions of strategy. Forward-Looking Statements include estimates, plans, expectations, opinions, forecasts, projections, targets, guidance, or other statements that are not statements of fact. Forward-Looking Statements in this Quarterly Report include, but are not limited to, statements with respect to:

•	the performance of the Company’s business and operations;
•

the Company’s ability to complete its proposed business combination (the “Business Combination”) with Gold Flora, LLC (“Gold Flora”), involving TPCO, Gold Flora, Stately Capital Corporation (“Stately”), Gold Flora Corporation (“Newco”) and Golden Grizzly Bear LLC (“US Merger Sub”) in accordance with the terms and conditions of a business combination agreement entered into among TPCO, Gold Flora, Stately, Newco and US Merger Sub dated February 21, 2023 (the “Business Combination Agreement”) and an agreement and plan of merger entered into by Newco, US Merger Sub and Gold Flora dated February 21, 2023 (the “Agreement and Plan of Merger”);

•	the Company’s ability to grow revenue and reach long- term profitability; ;
•	Expected future sources of financing;
•	the implementation and effectiveness of the Company’s cost-cutting initiatives;
•	expectations with respect to future production costs;
•	the expected methods to be used by the Company to distribute cannabis;
•	the competitive conditions of the industry;
•	laws and regulations and any amendments thereto applicable to the business and the impact thereof;
•	the competitive advantages and business strategies of the Company;
•	the application for additional licenses and the grant of licenses or renewals of existing licenses that have been applied for;
•	the medical benefits, viability, safety, efficacy, dosing and social acceptance of cannabis;
•	the Company’s future product offerings;
•	the anticipated future gross margins of the Company’s operations;
•	expectations of market size and growth in the United States and the states in which the Company operates or contemplates future operations;
•	expectations for regulatory and/or competitive factors related to the cannabis industry generally; and
•	general economic trends.

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

Readers are cautioned that the above list of cautionary statements is not exhaustive. Known and unknown risks, many of which are beyond the control of the Company, could cause actual results to differ materially from the Forward-Looking Statements in this Quarterly Report. Such lists include, without limitation, those discussed under the heading “Risk Factors” in Item 1A of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on April 3, 2023 (our “2022 Form 10‑K”) and in the Company’s periodic reports subsequently filed with the SEC and in the Company’s filings on SEDAR at www.sedar.com. The purpose of Forward-Looking Statements is to provide the reader with a description of management’s expectations, and such Forward-Looking Statements may not be appropriate for any other purpose. You should not place undue reliance on Forward-Looking Statements contained in this Quarterly Report. Although the Company believes that the expectations reflected in such Forward-Looking Statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Forward-Looking Statements contained herein are made as of the date of this Quarterly Report and are based on the beliefs, estimates, expectations and opinions of management on the date such Forward-Looking Statements are made. The Company undertakes no obligation to update or revise any Forward-Looking Statements, whether as a result of new information, estimates or opinions, future events or results or otherwise or to explain any material difference between subsequent actual events and such Forward-Looking Statements, except as required by applicable law. The Forward-Looking Statements contained in this Quarterly Report are expressly qualified in their entirety by this cautionary statement.

Part 1—Business Overview

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

As part of our cost reduction initiatives, we took the following actions in the second half of 2022 and Q1 2023:

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

6

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

•

Workforce Reduction. We continue to make operational improvements, which we expect to lead to further payroll cost reductions in 2023.  Including an estimated $4 million in annual payroll savings expected to be achieved by pausing cultivation in mid-September 2022. As of March 31, 2023, we had reduced our workforce by 40-50% from the beginning of 2022 and have realized annualized payroll savings of approximately $21 million.

Our operational footprint spans production and manufacturing, brands, retail and delivery. Our management team and directors bring deep expertise in cannabis, consumer packaged goods, investing and finance, from start-ups to publicly traded companies. We aim to leverage the collective industry experience of our management and directors.

Following our exit from the bulk wholesale business, we view our business as having one sales channel: omni-channel retail, comprised of brick and mortar retail, e-commerce pick up & delivery, as well as the sale of various branded wholesale products. As of March 31, 2023, we operated twelve omni-channel retail locations and one stand-alone delivery depot. We operate four store brands, Caliva, Deli by Caliva, Coastal and Calma.

Our continuing operations revenue for the three months ended March 31, 2023 was $18,054,212, as compared to $22,440,300 in the three months ended March 31, 2022, representing a decrease of 19.5%. The decrease is due to the change in strategy and broader restructuring efforts to focus on higher margin sustainable business. The Company’s realized gross margin was 43.1% in the three months ended March 31, 2023, compared to 30% in the three months ended March 31, 2022.

As we continue to scale and integrate our business, we are incurring operating losses. Our operating losses for the three months ended March 31, 2023 totaled $14,320,494, compared to a loss of $32,193,014 in the three months ended March 31, 2022. We continue to actively evaluate additional cost reductions and business optimization to reduce our cash burn in the near term, accelerate market share growth, improve our gross margin profile and work toward generating sustained free cash flow.

Through a combination of (i) professional leadership, (ii) omni-channel operations, (iii) technology and data driven practices, (iv) brand and product expertise, and (v) social justice and equity advocacy, we intend to set the example globally as a best-in-class cannabis operation.

Growth Strategy

Below is a summary of the key components of the Company’s growth strategy:

•	Branded Product: We believe there are additional opportunities to expand the Company’s brand portfolio through innovation and acquisitions.
•

Omni-channel Access: We believe that the Company’s omni-channel platform is a scalable way to directly reach cannabis consumers throughout California rather than brick-and-mortar retail expansion alone. We also believe that an omnichannel platform, when coupled with an integrated supply chain such as the Company’s, allows for greater product margins due to the full capture of the price to consumer as well as low input and production costs.

First Quarter Highlights

Revised Strategic Agreement with Roc Nation, SC Branding and Affiliates

On December 29, 2022, the Company and certain of its subsidiaries (Caliva, TPCO-US and NC3, each as defined under clause (c) below) entered into a Modification Agreement (the “Roc Modification Agreement”), by and between the Company and ROC Nation LLC (“ROC”). In addition, on December 29, 2022 the Company and certain of its subsidiaries entered into a series of agreements with SC Branding, LLC (“SC Branding”) and certain of SC Brandings’ affiliates, including (a) a Termination Agreement (the “Termination Agreement”), by and between the Company and SC Branding, (b) a Services Agreement (the “Services Agreement”), by and between the Company and SC Branding, (c) a Brand Transfer Agreement (the “Brand Transfer Agreement”), by and among the Company, CMG Partners, Inc. (“Caliva”), TPCO US Holding, LLC (“TPCO-US”), and NC3 Systems, Inc. (“NC3”), on the one hand, and SC Branding and Mother Room, LLC (“Mother Room”), on the other hand, and (d) a License Agreement, by and between Mother Room and TPCO-US (the “License Agreement” and together with the Termination Agreement, the Services Agreement, and the Brand Transfer Agreement, the “SC Branding Agreements”).

The Roc Modification Agreement superseded the previous Binding Heads of Terms Agreement, dated November 24, 2020, between ROC and the Company (the “Prior Roc Agreement”). The Roc Modification Agreement, among other things, terminated various ongoing ROC service obligations and eliminated future Company equity contributions to ROC pursuant to the Prior Roc Agreement. Furthermore, in connection with the Roc Modification Agreement (i) ROC agreed to surrender to the Company 4,865,939 common shares of the Company (“Common Shares”) , (ii) ROC and the Company agreed to a three-year plan of collaboration with respect to resolving issues of social equity associated with harms created by the prohibition of cannabis and (iii) ROC undertook to introduce various ROC partners and artists to the Company over a three-year period.

Under the SC Branding Agreements, among other things, (A) the parties terminated the existing Brand Strategy Agreement, dated November 24, 2020, between the Company and SC Branding, (B) the parties cancelled the Company’s obligation to make all future annual payments pursuant to such Brand Strategy Agreement, (C) the parties created a three-year plan of collaboration with respect to resolving issues of social equity associated with harms created by the prohibition of cannabis, (D) the Company and certain of its subsidiaries transferred all rights to the Monogram brand to Mother Room, and (E) Mother Room granted to TPCO-US a license to use the Monogram brand in connection with the legal cannabis businesses in California for an eight-year term, subject to termination under certain conditions. In addition, pursuant to the Brand Transfer Agreement, SC Branding and certain of its affiliates agreed to surrender to the Company 2,255,300 Common Shares.

The foregoing description of the Modification Agreement, the Termination Agreement, the Services Agreement, the Brand Transfer Agreement, and the License Agreement, and the transactions contemplated thereby does not purport to be complete and is subject to and qualified in its entirety by reference to the full text of the Modification Agreement, the Termination Agreement, the Services Agreement, the Brand Transfer Agreement, and the License Agreement.

Proposed Business Combination with Gold Flora, LLC

On February 21, 2023, the Company entered the Business Combination Agreement to combine with Gold Flora, a leading vertically integrated California cannabis company, in an all-stock merger. Under the terms of the Business Combination Agreement, the Company’s shareholders are expected to own approximately 49%, and Gold Flora security holders are expected to own approximately 51%, of the outstanding common equity of the combined company on a pro forma basis upon consummation of the Business Combination.

Upon completion of the transaction, Troy Datcher will be named Chairman of the Board and Laurie Holcomb, the Chief Executive Officer of Gold Flora, will be named Chief Executive Officer of the combined company.

Key Transaction Benefits & Strategic Rationale

•

Increased size and scale to become a leading operator in the world's largest cannabis market. The combined company is expected to operate a footprint of 20 retail stores, 12 house brands, three distribution centers, one manufacturing facility and six cultivation facilities, providing the size and scale to position the combined company as a leader in the California cannabis market.

•

Establishing a strongly positioned vertically-integrated platform to achieve financial and operational efficiency, as one of the largest indoor cultivators and retail operators in California. The combined company will have an indoor cultivation canopy of approximately 72,000 square feet, with the opportunity to expand to a further approximately 420,000 square feet, critical to controlling its supply chain and inventory levels while providing consistent high-quality flower, as well as flower-driven products that leverage an exceptional proprietary genetics library to deliver exclusive offerings that align with consumer demands.

8

•

Significant synergies expected to drive margin improvement and enhance profitability across all verticals. Through the streamlining of retail operations, utilizing scale to access bulk purchasing power, and eliminating third-party contracts, the combined company is expected to achieve annualized cost savings of between $20 million and $25 million, to further improve gross margin and profitability while delivering value for shareholders.

•

Reduction in third-party costs through supply-chain optimization. The combined company will reduce third-party contracts when strategically and cost effectively appropriate by utilizing the capabilities of Gold Flora and controlling its value chain.

•

Combined company is expected to be well-positioned as a top 10 brand portfolio by revenue. As two of the premier operators in the state, the Business Combination is expected to result in a diversified and highly complementary customer product offering, with a variety of form factors and brands for differentiated consumer profiles. Additionally, with only 13% overlap in current company retail store footprints, there is a significant opportunity for cross-selling brands into diverse customer bases to drive organic growth.

•

Enhanced financial profile with strong balance sheet. The combined company would have pro forma revenue of approximately $149.3 million for the year ended December 31, 2022. Providing a robust foundation to accelerate growth, the combined company will be well-positioned to capitalize on the market opportunities ahead as a leading public cannabis company in California.

Proposed Transaction Summary

The Business Combination will be completed, subject to the Merger Agreement, by way of a court-approved plan of arrangement (the “Plan of Arrangement”) under the Business Corporations Act (British Columbia), whereby a newly formed British Columbia corporation (the "Resulting Issuer"), created to manage and hold the combined business of the Company and Gold Flora, will, directly and indirectly, acquire all of the issued and outstanding Common Shares and all of the issued and outstanding membership units in the capital of Gold Flora ("Gold Flora Units"). The Resulting Issuer.

Subject to the terms and conditions set forth in the Business Combination Agreement, the Plan of Arrangement and the Agreement and Plan of Merger, holders of Common Shares will receive one share of common stock of the Resulting Issuer (such shares, the “Resulting Issuer Shares”) for each Common Share held and holders of Gold Flora Units will receive 1.5233 Resulting Issuer Shares for each Gold Flora Unit held, resulting in the issuance of an aggregate of approximately 312,138,271 Resulting Issuer Shares. The Business Combination values Gold Flora at $1.50 per Gold Flora Unit and the Company at $0.9847 per Common Share.

Following completion of the Business Combination, current holders of Common Shares will hold approximately 49% of the Resulting Issuer Shares and former Gold Flora securityholders will hold approximately 51% of Resulting Issuer Shares.

In connection with the Business Combination, the Resulting Issuer will redomicile to the United States as a Delaware corporation pursuant to Section 388 of the Delaware General Corporation Law and will operate as the Gold Flora Corporation. The Resulting Issuer will remain a reporting issuer in Canada and the United States and, subject to receipt of all requisite stock exchange approvals, it is expected that the Resulting Issuer’s shares hares will be listed on the NEO Exchange Inc. and on the OTCQX Best Market tier of the electronic over-the-counter marketplace operated by OTC Markets Group Inc.

The Company has entered into voting and support agreements with each of its directors and officers and certain shareholders holding an aggregate of approximately 11% of the issued and outstanding Common Shares, pursuant to which these parties have agreed, subject to certain rights of withdrawal, to vote in favor of the Business Combination and not to dispose of their Common Shares.

Gold Flora has entered into voting and support agreements with each manager and the majority holder of its membership interests holding an aggregate of 75.9% of the issued and outstanding Gold Flora Units, pursuant to which these parties have agreed, subject to certain rights of withdrawal, to vote in favor of the Business Combination and not to dispose of their Gold Flora Units.

The Business Combination Agreement contains certain customary provisions, including covenants in respect of non-solicitation of alternative business combination proposals for the Company and Gold Flora and a reciprocal termination fee of $4,000,000, payable to either the Company or Gold Flora in certain circumstances.

In connection with the Business Combination, the Company filed a preliminary proxy statement and management information circular (the "Circular") in connection with an annual general and special meeting of holders of Common Shares (the "Meeting") expected to be held in the second quarter of this year (unless the U.S. Securities and Exchange Commission elects to review the preliminary Circular, in which case the Meeting is likely to be held in early in the third quarter of this year) to approve the Business Combination.

Approvals

The Business Combination is expected to close before the end of the third quarter of 2023, following the satisfaction or waiver of closing conditions including, among others, approval by two-thirds of the votes cast by the shareholders of the Company at the Meeting, the approval of the Supreme Court of British Columbia, and the approval of the NEO Exchange.

Working Capital Facility Agreement with Gold Flora

In connection with the Business Combination, TPCO-US, a direct and wholly-owned subsidiary of TPCO, and Gold Flora entered into a working capital facility agreement, pursuant to which the TPCO-US has agreed to advance to Gold Flora in a principal amount of up to $5,000,000, which shall bear interest at a rate of 10% per annum, and shall be secured by certain assets of Gold Flora. The outstanding balance of the loan will become due and payable if the Business Combination Agreement is terminated, subject to certain conditions. During March 2023,$2,500,001 of the facility was advanced, with an additional $1,666,666 advanced to the date of this Form 10-Q.

Q1 Operational Update

After significant restructuring in operations at the end of 2022, the focus for Q1 2023 was on operational process improvement and efficiencies in our new outsourcing reality and margin pick-ups in our 1st party product assortments.

•	Executed on demand fulfillment for first party brands through strategic outsourcing partners in all product categories, including flower, pre-rolls, vapes, and edibles.
•	Capitalized on new cost savings per unit in each category through these outsourcing relationships, improving margins by an average of 15 points in first party products.
•	Consolidated two overlapping product brands into one, while reducing packaging costs per unit and rationalizing SKUs to best performers.
•	Exited third party brand sales to focus on margin positive first-party-brands-only in the wholesale consumer packaged goods business.

Our merchandising team continues to strengthen our partnerships with premium cannabis companies that possess a loyal following. These strategic brand partnerships give access to limited availability SKUs and have begun to drive traffic and sales in our retail channel. Since launching this brand partnership concept with 710 Labs, for instance, revenue for this brand has doubled on our shelves week over week.

The Company will continue to focus on the following opportunities:

•	Reducing cash burn
•	Accelerating market share growth
•	Improving gross margin profile
•	Generating sustained free cash flow

Product Updates

The Company launched Cruisers, a new all-FUN, no-frills brand that puts consumers first and offers everyday value on premium cannabis products. Cruisers combines the Company’s existing brands, Fun Uncle and DELI, streamlining these top-performing products into a single consumer-centric destination. By skipping the doldrums of the daily grind, Cruisers transports consumers to that carefree place where the bowl is always full.

The Company extended the Company's license agreement with Mirayo by Santana, a line of premium cannabis products curated by ten-time GRAMMY award-winning guitarist and longtime cannabis advocate Carlos Santana. In May 2023, Mirayo is expected to introduce its new line of solventless 10mg hash rosin gummies made with all-natural ingredients, which will be available in flavors like Guava, Prickly Pear and Raspberry at the Company's retail locations across California.

Management Changes

Ms. Rozlyn Lipsey was appointed to the role of Chief Operating Officer effective March 31, 2023.

Sale of Culver City

On February 22, 2023, the Company finalized the sale of Culver City for $350,000 cash.

Social Equity Venture’s Brand Success Program

During the first quarter of 2023, the Company launched a “Brand Success Program” designed to provide minority-owned brands with guaranteed shelf space and individualized mentorship from the Company's sales, marketing, retail, and operational teams. Brands learn best practices, operational procedures, and tips that can be applied to any retail outlet nationwide. The first round of entrants to the Brand Success Program include:

CRONJA: CRONJA is a Los Angeles-based, black- and veteran-owned cannabis lifestyle company and social equity brand known for its connoisseur-focused strain selection and hand-crafted cannabis accessories. With roots in the Midwest, the lifestyle brand specializes in crafting premium leather rolling trays and cases designed and handmade in Chicago, Illinois. CRONJA offers exceptional quality packaged indoor flower, premium packaging, fair pricing, and outstanding retail support. CRONJA launched in select The Parent Company stores on January 19, 2023.

Substance & Skewville: Plaid America is the Venice, CA-based team behind the art-centric Substance and Skewville brands, which are best known for their tiny 12 packs of premium pre-rolls that each have a unique donation model designed to propel racial equity. For each pack of Substance sold, $8.46 is donated to help end mass incarceration. An important number in American history, $8.46 pays homage to the last 8 minutes and 46 seconds of George Floyd's life. Skewville's $2 per pack donation supports prison art programs, which are known to reduce recidivism. Substance and Skewville launched products at select stores on January 30, 2023.

Peakz: Founded in 2018 after winning a distribution license via Oakland's Social Equity Program, The Peakz Company aims to bring culture to the legal cannabis industry. The company's products feature top-shelf luxury flower while providing an authentic connection to cannabis culture. Peakz is known for its curated strains; unique in-house designs; and high-level partnerships and creative collaborations with premium retailers, cultivators and other brands in the space. Peakz  launched during  February 2023at select stores.

Disco Jays by MAKR House: MAKR House was founded in Oakland, CA, by Amber Senter, a medical cannabis patient who utilized the plant to cope with symptoms of a health condition. Amber is also the co-founder and Executive Director of Supernova Women, a 501(c)(3) nonprofit organization that provides spaces and resources to people of color in the cannabis industry. A house of brands creating accessible, high-quality cannabis products, MAKR House, works to build inclusive supply chains. MAKR House launched products in during February 2023 at select stores.

Results of Operations

(Unaudited, in United States dollars)

	Three months ended
	March 31, 2023	March 31, 2022

Sales, net of discounts	$18,054,212	$22,440,300
Cost of sales	10,273,162	15,723,406
Gross profit	7,781,050	6,716,894

Operating expenses	22,101,544	38,909,908

Loss from operations	(14,320,494)	(32,193,014)

Other income (expense)
Interest income	622,796	-
Interest expense	(1,263,928)	(1,250,568)
Loss on disposal of assets	(93,944)	(254,473)
Change in fair value of investments	-	297,864
Change in fair value of contingent consideration	(745,201)	388,622
Other income	5,170	307,956

Loss before income taxes	(15,795,601)	(32,703,613)

Income tax recovery (expense)	(714,408)	(286,700)
Loss and comprehensive loss from continuing operations	(16,510,009)	(32,990,313)

Loss from discontinued operations, net of income tax	-	(546,219)

Loss and comprehensive loss attributable to shareholders of the company	$(16,510,009)	$(33,691,877)
Loss and comprehensive loss attributable to redeemable non-controlling interest	-	155,345
Net loss	$(16,510,009)	$(33,536,532)

Discontinued Operations—Bulk Wholesale Business

During the third quarter of 2022, the Company made the strategic decision to exit its low margin bulk wholesale business (SISU) to reduce complexity, prioritize higher-margin activities and conserve cash. Ultimately, the Company was successful in disposing of its bulk wholesale business on October 31, 2022. The bulk wholesale business generated revenue from the sale of bulk flower and oil produced in-house. As such, the bulk wholesale business has been presented as discontinued operations commencing in the third quarter of 2022 in our financial statements.

Sales Revenue

The Company’s continuing operations revenue for the three months ended March 31, 2023 was $18,054,212 compared to $22,440,300 in the comparative three months ended March 31, 2022 representing a decrease of 19.5%. The decrease is due to the change in strategy and broader restructuring efforts to focus on higher margin sustainable business.  This included the winding-down of certain third party wholesale brand relationships and the closure and / or sale of lower volume delivery depots.

The Company considers itself post the exit of the bulk wholesale business to have one sales channel: omni-channel retail (brick and mortar retail, e-commerce pick up & delivery, as well as the sale of various branded wholesale products). The Company directly sells first party and selected third party products into dispensaries across California, leveraging in-house sales teams, as well as the two wholesale distribution centers in San Jose and Costa Mesa, respectively. As previously announced, the Company has transitioned its wholesale distribution activities to Nabis.

As of March 31, 2023, the Company operated twelve retail locations and one stand-alone delivery depot. We operate four store brands, Caliva, Deli by Caliva, Coastal and Calma.

Gross Profit

Gross Profit reflects our revenue less our cost of sales, which consist of costs primarily consisting of labor, materials, consumable supplies, overhead, amortization of production equipment, shipping, packaging and other expenses.

The Company’s continuing operations gross profit for the three months ended March 31, 2023 was $7,781,050 (43.1%) compared with $6,716,894 (30%) in the three months ended March 31, 2022. The improved gross margins represent the results of the various margin enhancing initiatives the Company implemented during 2022 as described in the highlights section of this MD&A.

Operating Expenses

	Three months ended
	March 31, 2023	March 31, 2022
General and administrative	$7,953,943	$13,086,142
Allowance for accounts receivable and notes receivable	41,870	2,412,631
Sales and marketing	1,371,301	3,406,358
Salaries and benefits	7,030,898	10,015,556
Share-based compensation	1,665,220	2,242,077
Lease expense	1,313,481	1,756,790
Depreciation and amortization	903,300	960,700
Amortization of intangible assets	1,821,531	5,029,654
	$22,101,544	$38,909,908

Operating expenses primarily include salaries and benefits, professional fees, rent and facilities expenses, travel-related expenses, advertising and promotion expenses, licenses, fees and taxes, office supplies and pursuit expenses related to outside services, stock-based compensation and other general and administrative expenses.

For the three months ended March 31, 2023, the Company recorded operating expenses of $22,101,544, as compared to $38,909,908 in the three months ended March 31, 2022.

General and administrative costs were $7,953,943 in the three months ended March 31, 2022, as compared to $13,086,142 in the three months ended March 31, 2022. The $5,132,199, or 39%, decrease in general administrative expenses achieved during the first quarter of 2023 due mainly to lower professional fees and savings from cost reduction initiatives implemented during the year.

The allowance for doubtful accounts was $41,870 in the three months ended March 31, 2023, as compared to $2,412,631 in the three months ended March 31, 2022. The decrease allowance reflects management’s estimates for credit losses on various trade receivables. The comparative period included an allowance on the Mosaic.Ag matter as described below in this MD&A.

Salaries and benefits totaled $7,030,898 in the three months ended March 31, 2023, as compared to $10,015,556 in the three months ended March 31, 2022. The decrease of $2,984,658 (29.8%) in the three months ended March 31, 2023 is the result of the significant restructuring undertaken with the pause in cultivation, outsourcing of wholesale activities and general staff retrenchments to reduce cost and reposition the business to be sustainable longer term. As of March 31, 2023, we had reduced our workforce by 40-50% from the beginning of 2022 and have realized annualized payroll savings of approximately $21 million.

Share-based compensation totaled $1,665,220 in the three months ended March 31, 2023, as compared to $2,242,077 in the three months ended March 31, 2022. Share based compensation is a non-cash expense and fluctuates with the number of restricted stock units (“RSUs”) granted in a period and the stock price. The decrease in stock-based compensation expense was primarily attributable to the fact that the market price of our Common Shares was lower in the first quarter of 2023 than it was in the first quarter of 2022.

Lease expense totaled $1,313,481 in the three months ended March 31, 2023, as compared to $1,756,790 in the three months ended March 31, 2022. The decrease is primarily the result of the divesture of the Culver City location and the closure of the Cosa Mesa location.

Depreciation of property, plant & equipment totaled $903,300 in the three months ended March 31, 2023, as compared to $960,700 in the three months ended March 31, 2022. Depreciation is a non-cash expense and the slight expense decrease in the periods represents the lower property, plant & equipment asset base owned by the Company as of March 31, 2023 compared to March 31, 2022 due to the restructuring efforts implemented in 2022.

Amortization of intangible assets totaled $1,821,531 in the three months ended March 31, 2023, as compared to $5,029,654 in the three months ended March 31, 2022. Amortization is a non-cash expense. The decrease in amortization expense is due to the $98,024,797 impairment on various right of use, license and brand intangible assets during the 2022 financial year which reduced the amortization base of the associated intangible assets.

Other Items

Interest income

Interest income totaled $622,796 for the three months ended March 31, 2023 compared with $Nil in the three months ended March 31, 2022.   During three months ended March 31, 2023, the Company generated interest income on its excess cash balances given higher interest rates and interest on its note receivable from Gold Flora.

Interest (expense)

Interest expense totaled $1,263,928 for the three months ended March 31, 2023, as compared to $1,250,568 in the three months ended March 31, 2022. The interest expense is primarily incurred on lease accounting for the Company’s right-of-use assets.

Loss on disposal of assets

Loss on disposal of assets totaled $93,944 in the three months ended March 31, 2023, as compared to $254,864 in the three months ended March 31, 2022, which was primarily the recognized loss on the sale and lease back off the Pullman property.

Change in fair value of contingent consideration

Change in fair value on contingent consideration was a loss of $745,201 in the three months ended March 31, 2023, as compared to a gain of $388,622 in the three months ended March 31, 2022. The Company recognized a loss in the three months ended March 31, 2023 on contingent consideration as it increased the probability of a change in control occurring given the pending Business Combination with Gold Flora.

Net loss and Comprehensive Loss

The Company recorded net losses of $16,510,009 in the three months ended March 31, 2023, as compared to $33,536,532 in the three month period ended March 31, 2022. The reduction in net losses is due to higher realized margins and lower operating expenses.

Management’s Use of Non-GAAP Measures

This MD&A contains certain financial performance measures, including “EBITDA” and “Adjusted EBITDA,” that are not recognized under generally accepted accounting principles in the United States (“GAAP”) and do not have a standardized meaning prescribed by GAAP. As a result, these measures may not be comparable to similar measures presented by other companies. For a reconciliation of these measures to the most directly comparable financial information presented in the Interim Financial Statements in accordance with GAAP, see the section entitled “Reconciliation of Non-GAAP Measures” below in this MD&A.

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

Adjusted EBITDA

We believe Adjusted EBITDA is a useful measure to assess the performance of the Company as it provides more meaningful operating results by excluding the effects of expenses that are not reflective of our underlying business performance and other one-time or non-recurring expenses. We define “Adjusted EBITDA” as EBITDA adjusted to exclude extraordinary items, non-recurring items and, other non-cash items, including, but not limited to (i) share-based compensation expense, (ii) fair value change in contingent consideration and investments measured at Fair Value Through Profit and Loss (“FVPL”), (iii) non-recurring legal and professional fees, human-resources, inventory and collections-related expenses, (iv) intangible and goodwill impairments and loss on disposal of assets, and (v) transaction costs related to merger and acquisition activities.

Reconciliation of Non-GAAP Measures

A reconciliation of EBITDA and Adjusted EBITDA to the most directly comparable measure determined under GAAP is set out below.

	Three-months ended
	March 31, 2023	March 31, 2022

Net loss and comprehensive loss from continuing	$(16,510,009)	$(32,990,313)
Income taxes from continuing operations	714,408	286,700
Depreciation and amortization from continuing operations	2,724,831	5,990,354
Interest expense from continuing operations	1,263,928	1,250,568
EBITDA	(11,806,842)	(25,462,691)
Adjustments:
Share-based compensation expense	1,665,220	2,242,077
Other non-recurring items:
Fair value change of contingent consideration	745,201	(388,622)
Change in fair value of investments at fair value through profit or loss	-	(297,864)
Loss on disposal of assets	93,944	-
De-SPAC costs	-	2,178,536
Adjusted EBITDA	$(9,302,477)	$(21,728,564)

The Company’s EBITDA loss was $11,806,842 for the three months ended March 31, 2023, as compared to $25,462,691 in the three months ended March 31, 2022. The lower EBITDA losses are due to higher realized gross margins, lower operating losses in the three months ended March 31, 2023 compared to the three months ended March 31, 2022.

Adjusted EBITDA

The Company’s Adjusted EBITDA loss was $9,302,477 for the three months ended March 31, 2023, as compared to $21,728,564 in the three months ended March 31, 2022. The decreased Adjusted EBITDA losses are due to higher realized gross margins, lower operating losses in the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The Company is focused on improving its margins and reducing operating costs.

The Company’s management views Adjusted EBITDA as the best measure of its underlying operating performance.

Liquidity and Capital Resources

We manage liquidity risk by reviewing, on an ongoing basis, our sources of liquidity and capital requirements. As at March 31, 2023, The Parent Company had cash and cash equivalents of $76,110,861 compared with cash and cash equivalents of $93,697,529 as at December 31, 2022. Cash and cash equivalents are predominately invested in liquid securities issued by the United States government.

In evaluating our capital requirements and our ability to fund the execution of our strategy, we believe we have adequate available liquidity to enable us to meet our working capital and other operating requirements, fund growth initiatives and capital expenditures, settle our liabilities and repay scheduled principal and interest payments on debt for at least the next twelve months.

Our objective is to generate sufficient cash to fund our operating requirements and expansion plans. Since the closing of the acquisitions of each of Caliva and Left Coast Ventures, Inc. (“LCV”) (such transactions collectively, the “Qualifying Transaction”). We also expect to have access to public capital markets through our listing on the NEO Exchange if the trading price of our Common Shares improves, and continue to review and pursue selected external financing sources to ensure adequate financial resources. These potential sources include, but are not limited to (i) obtaining financing from traditional or non-traditional investment capital organizations; (ii) obtaining funding from the sale of our Common Shares or other equity or debt instruments; and (iii) obtaining debt financing with lending terms that more closely match our business model and capital needs. There can be no assurance that we will gain adequate market acceptance for our products or be able to generate sufficient positive cash flow to achieve our business plans, that additional capital or other types of financing will be available when needed, or that these financings will be on terms favorable to the Company or at all. In addition, due to the decline in the price of our Common Shares, raising equity capital currently may not be feasible.

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

The Company announced its proposed Business Combination with Gold Flora during the first quarter of 2023.   The Company believes that the efficient vertical-integration and scale that the transaction is expected to provide further gross margin expansion and a path to longer-term profitability.

Off-Balance Sheet Arrangements

As of the date hereof, the Company does not have any off-balance sheet financing arrangements and has not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

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

The maturity of the contractual undiscounted lease liabilities as of March 31, 2023:

	Operating Lease	Finance Lease

Remainder of 2023	$3,560,866	$3,477,474
2024	4,302,015	4,763,910
2025	4,417,482	4,906,828
2026	4,544,592	5,054,033
2027	4,009,473	5,205,654
Thereafter	18,295,464	59,679,244
Total undiscounted lease liabilities	39,129,892	83,087,143
Interest on lease liabilities	15,247,861	46,356,566
Total present value of minimum lease payments	23,882,031	36,730,577
Lease liability –— current portion	1,904,773	156,184
Lease liability	$21,977,258	$36,574,393

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

Mosaic.Ag

On May 16, 2021, we entered into a membership interest purchase agreement (the “Membership Interest Purchase Agreement”) to obtain leasehold interests of approximately 10 years duration in each of four one-acre parcels of land that are licensed for outdoor cannabis grow (collectively, the “Outdoor Grow Properties”). On May 21, 2021 (the “Effective Date”), we entered into a series of cultivation and supply agreements with each of the leaseholders of the Outdoor Grow Properties and Mosaic. AG, Inc. (“Mosaic.Ag”), pursuant to which Mosaic.Ag agreed to cultivate cannabis on each of the Outdoor Grow Properties on our behalf for a period commencing on the Effective Date of and ending at least three years from the closing of the transactions contemplated by the Membership Interest Purchase Agreement, with options to extend for up to five years (the “Cultivation and Supply Agreements”). Under the terms of the Membership Interest Purchase Agreement, as of the Effective Date, we and Mosaic.Ag obtained access to the Outdoor Grow Properties and began to commence cannabis cultivation activities under the Cultivation and Supply Agreements. The purchase price under the Membership Interest Purchase Agreement is $6,000,000 in cash, $2,500,000 in our Common Shares payable on the closing date (with the number of shares issued based on the volume-weighted average price per Common Share for the ten consecutive trading days prior to the closing date) and up to 1,309,263 of our Common Shares subject to an earnout based on the production value of cannabis grown on the Outdoor Grow Properties over the twenty-four months following the Effective Date. The closing of the transactions contemplated by the Membership Interest Purchase Agreement are dependent on the satisfaction of various closing conditions, multiple of which were not met by the end of the second quarter of 2022 as required by the Membership Interest Purchase Agreement. Further, Mosaic.Ag was unable to produce sufficient quantities of biomass according to Company quality standards and pursuant to the Cultivation Supply Agreements. For the foregoing reasons, we delivered to Mosaic on June 30, 2022, notice of our exercise of our contractual rights to terminate each of the Cultivation and Supply Agreements and the Membership Interest Purchase Agreement effective on such date and requested that Mosaic.Ag present an acceptable restructure to the arrangements and/or a payback plan for the owed refund and for the upfront payment under the promissory note. Pursuant to the terms of the Membership Interest Purchase Agreement, on the Effective Date, we advanced to the seller $5,650,000 secured by a promissory note, which note is now past its maturity date. Pursuant to the terms of the Cultivation and Supply Agreements, we made payments for cannabis product in advance based on a projected aggregate yield, with Mosaic owing a refund for any overpayment in the event of the actual yield (as measured at the conclusion of the growing season) being less than the projected yield, which event did transpire, triggering a refund owed us of approximately $1,500,000. Mosaic.Ag has contested certain of the Company’s positions and has claimed an inability to pay the owed cash amounts. For the foregoing reasons, the Company filed a lawsuit against Mosaic.Ag and related individuals on December 16, 2022, in the Superior Court of California, County of Santa Clara, alleging breach of contract and asking for declaratory relief. On March 21, 2023, the defendants removed the case to the United States District Court in the Northern District of California on the pled basis that the litigation involves a “federal question” due to cannabis being controlled under the Controlled Substances Act, a federal law, and thus is entitled to federal question jurisdiction. We will contest the removal and file a motion to remand the case to its proper jurisdiction in the Superior Court of California.  Defendants have not filed any responsive pleadings to the complaint other than the removal to federal court.  We filed a motion to remand the case to Superior Court, which motion is now in front of the court.

Inflation

The Company is not immune to the widespread cost inflation experienced in the United States and many parts of the world. The Company intends to continue to work to improve its gross margins despite cost inflation through market pricing, greater cost efficiencies, advantageous vendor partnerships, and other measures.

Critical Accounting Policies and Estimates

For a description of our critical accounting policies and estimates, refer to Part II, Item 7. “Critical Accounting Policies and Estimates” in our 2022 Form 10-K. There have been no material changes to our critical accounting estimates from the information provided in our 2022 Form 10-K.

Cash Flow

The table below highlights our cash flows for the periods indicated:

(Unaudited, in United States dollars)	Three months ended
	March 31, 2023	March 31, 2022

Cash provided by (used in)
Operating activities
Net loss from continuing operations	$(16,510,009)	$(32,990,313)
Adjustments for items not involving cash
Interest expense	1,263,928	1,250,568
Non-cash Interest income	(36,826)	(26,932)
Loss on disposal of assets	93,944	254,473
Allowance for accounts receivable and notes receivable	-	2,249,706
Fair value change of investments	-	(297,864)
Depreciation and amortization	2,724,831	5,990,354
Share-based compensation expense, net of withholding tax settlement	1,648,421	2,037,275
Non-cash marketing expense	-	1,363,636
Non-cash operating lease expense	1,313,481	1,756,790
Fair value change of contingent consideration	745,201	(388,622)
Deferred income tax recovery	(806,826)	(775,615)
Repayment of operating lease liabilities	(2,293,381)	(1,614,967)
Net changes in non-cash working capital items	(1,782,566)	(3,070,057)
Net cash used in continued operating activities	(13,639,802)	(24,261,568)
Net cash used in discontinued operating activities	-	(1,579,055)
Total operating activities	(13,639,802)	(25,840,623)

Financing activities
Receipt of payments on notes receivables	-	186,106
Payment of consideration payable	(383,333)	(383,333)
Payment of finance lease liabilities	(1,147,681)	(1,116,504)
Total financing activities	(1,531,014)	(1,313,731)

Investing activities
Purchases of property and equipment	(244,791)	(1,124,990)
Proceeds from sale of property and equipment, net of selling costs	328,940	5,769,040
Advances for investments and notes receivables	(2,500,001)	-
Acquisition of investments	-	(150,000)
Total investing activities	(2,415,852)	4,494,050

Net change in cash during the period	(17,586,668)	(22,660,304)

Cash, restricted cash and restricted cash equivalents
Beginning of period	$93,697,529	$174,892,298
End of period	$76,110,861	$152,231,994

Cash	76,110,861	143,494,665
Restricted cash and restricted cash equivalents	-	8,737,329
Cash, restricted cash and restricted cash equivalents	$76,110,861	$152,231,994

Operating Activities

Cash used in continued operating activities in the three months ended March 31, 2023 totaled $13,639,802, as compared to cash used in continued operating activities of $24,261,568 in the three months ended March 31, 2022. In the three months ended March 31, 2023, the cash used in operating activities represents an average operating cash burn rate of $4,546,601 per month, as compared to $8,087,189 per month in the three months ended March 31, 2022. The Company is evaluating a number of options to improve operating results including: gross margin expansion, subleasing excess real estate, and general and administrative cost reductions.

Cash used in discontinued operating activities in the three months ended March 31, 2023 totaled $ nil, as compared to $1,579,055 cash used in discontinued operating activities in the three months ended March 31, 2022.

Financing Activities

Cash used in financing activities totaled $1,531,014 in the three months ended March 31, 2023, as compared to cash used of $1,313,731 in the three months ended March 31, 2022. The cash used in the three months ended March 31, 2023 was primarily for repayment of notes associated with our acquisition of Coastal Holding Company, LLC and the settlement of lease liabilities. The same items were also cash outflows in the three months ended March 31, 2022.

Investing Activities

Cash used in investing activities totaled $2,415,852 in the three months ended March 31, 2023, as compared to $4,494,050 cash provided by investing activities in the three month period ended March 31, 2022. During the three months ended March 31, 2023, the Company advanced Gold Flora $2,500,001 as part of a $5,000,000 facility arrangement and acquired property, plant and equipment for $244,791. It also received proceeds from excess property, plant and equipment of $328,940. In the comparative three months ended March 31, 2022, the Company received proceeds of $5,769,040 from the disposal of property, plant and equipment primarily related to its Pullman property sale and lease back transaction. The Company also purchased property, plant and equipment for its operations and made a $150,000 social equity investment in Digistrains.

Commitments and Contingencies

California Operating Licenses

The Company’s primary activity is the cultivation, manufacturing and sale of adult use cannabis pursuant to California law. However, this activity is not in compliance with the United States Controlled Substances Act (the “CSA”). The Company’s assets are potentially subject to seizure or confiscation by governmental agencies. and the Company could face criminal and civil penalties for noncompliance with the CSA. Management of the Company believes the Company is in compliance with all California and local jurisdiction laws and monitors the regulatory environment on an ongoing basis along with counsel to ensure the continued compliance with all applicable laws and licensing agreements.

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

Social Equity Fund

The Company formed a wholly owned subsidiary to serve as its social equity fund during the during 2021 with a planned $10,000,000 investment and a planned annual contribution of at least 2% of net income from the Company. Through March 31, 2023, the Company has invested approximately $1,350,000 in three investments being Stanton Brands (d/b/a Josephine & Billie’s), Peakz LLC and Digistrains.

During the first quarter of 2023, SEV launched its “brand success program” (“BSP”). The BSP is a twelve week program implemented to provide minority owned brands with guaranteed shelf space and individualized mentorship by the Company’s sales, marketing, retails and operational leaders. Brands will learn best practices, operational procedures and tips that can be applied to any retail outlet nationwide. The goal of the program is to empower each Brand with the knowledge and opportunity to scale their business, market efficiently, increase brand awareness while building customer loyalty, and boosting sales; thus, creating a solid, sustainable, and scalable business.

The BSP launched on January 19, 2023 with CRONJA, a social equity and veteran founded brand under the leadership of Co-Founder and CEO, Bryant Bowens. CRONJA’s launch was followed by Plaid America’s Substance and Skewville.

Share Capital and Capital Management

 As of March 31, 2023, the Company had 118,827,323 Common Shares and 35,837,500 Common Share purchase warrants (the “Warrants”) issued and outstanding. The Warrants are exercisable at an exercise price of $11.50 and will expire on January 15, 2026. The Company may accelerate the expiry date of the outstanding Warrants (excluding the Warrants held by Subversive Capital Sponsor LLC in certain circumstances) by providing 30 days’ notice, if and only if, the closing price of the Common Shares equals or exceeds $18.00 per Common Share (as adjusted for stock splits or combinations, stock dividends, extraordinary dividends, reorganizations and recapitalizations) for any 20 trading days within a 30-trading day period.

The Company has an equity incentive plan (the “Equity Incentive Plan”) that permits the grant of stock options, RSUs, deferred share units, performance share units (“PSUs”) and stock appreciation rights to non-employee directors and any employee, officer, consultant, independent contractor or advisor providing services to the Company or any affiliate. As of March 31, 2023, a total of 2,565,334 RSUs and 2,013,750 PSUs were outstanding under the Equity Incentive Plan.

Prior to closing of the Qualifying Transaction, Caliva maintained the CMG Partners, Inc. 2019 Stock Option and Grant Plan (the “Caliva EIP”), which permitted awards of common stock in Caliva. In connection with the Qualifying Transaction, Caliva and the Company agreed that the Company would maintain the Caliva EIP and that outstanding awards thereunder will entitle the holder to receive Common Shares. As of March 31, 2023, there were 367,179 options to purchase up to 367,179 Common Shares under the Caliva EIP outstanding with a weighted average exercise price of $7.20 per share. No further awards will be granted under the Caliva EIP.

Prior to closing of the Qualifying Transaction, LCV maintained the Amended and Restated 2018 Equity Incentive Plan (the “LCV Equity Plan”) which authorized LCV to grant to its employees, directors and consultants stock options and other equity-based awards. In connection with the Qualifying Transaction, LCV and the Company agreed that the Company would maintain the LCV Equity Plan and that outstanding awards thereunder will entitle the holder to receive Common Shares. At March 31, 2023, there were 9,206 options to purchase up to 9,206 Common Shares under the LCV Equity Plan outstanding with a weighted average exercise price of $26.74 per share. No further awards will be granted under the LCV Equity Plan.

The Company manages its capital with the following objectives:

•	To ensure sufficient financial flexibility to achieve the ongoing business objectives including of future growth opportunities, and pursuit of accretive acquisitions; and
•	To maximize shareholder return through enhancing the value of the Common Shares.

[The Company considers its capital to be total equity. The Company manages capital through its financial and operational forecasting processes. The Company reviews its working capital and forecasts its future cash flows based on operating expenditures, and other investing and financing activities. Selected information is provided to the Board of Directors of the Company. The Company’s capital management objectives, policies and processes have remained unchanged during the nine months ended September 30, 2022 and year ended December 31, 2021. The Company is not subject to any external capital requirements.

UNITED STATES REGULATORY ENVIRONMENT

Cannabis Industry Regulation

On February 8, 2018, the Canadian Securities Administrators revised their previously released Staff Notice 51-352 (Issuers with U.S. Marijuana-Related Activities) (“Staff Notice 51-352”), which provides specific disclosure expectations for issuers that currently have, or are in the process of developing, cannabis-related activities in the United States as permitted within a particular state’s regulatory framework. All issuers with U.S. cannabis-related activities are expected to clearly and prominently disclose certain prescribed information in prospectus filings and other required disclosure documents. As a result of our existing operations in California, we are providing the following disclosure pursuant to Staff Notice 51-352.

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

The United States federal government regulates certain drugs through the CSA and through the Food, Drug & Cosmetic Act (21 U.S.C. §§ 301–392) (the “FDCA”). The CSA schedules controlled substances, including “marihuana” (defined as all parts of the plant cannabis sativa L. containing more than 0.3 percent THC), based on their approved medical use and potential for abuse. Marihuana (also referred to as cannabis) and THC (“except for tetrahydrocannabinols in hemp”) are each classified as Schedule I controlled substances (21 U.S.C. § 812(c)). The Drug Enforcement Administration, an agency of the U.S. Department of Justice (the “DOJ”) defines Schedule I drugs, substances or chemicals as “drugs with no currently accepted medical use and a high potential for abuse.” The United States Food and Drug Administration (the “FDA”), which implements and enforces the FDCA, regulates, among other things, drugs used for the diagnosis or treatment of diseases. The FDA has not approved cannabis as a safe and effective treatment for any medical condition, and regularly issues cease-and-desist letters to manufacturers of CBD products making health claims to consumers in contravention of the FDCA. The FDA has approved drugs containing THC and CBD, individual cannabinoids in the plant cannabis sativa L., for a narrow segment of medical conditions.

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

However, in October 2022, President Biden directed the Department of Justice and Department of Health & Human Services to conduct a review of the scheduling status of cannabis. Without any guarantee, it is anticipated that cannabis may be rescheduled or descheduled entirely within the next 12–24 months.

As of March 31, 2023, 38 U.S. states, and the District of Columbia and the territories of Guam, Puerto Rico, the U.S. Virgin Islands, and the Northern Mariana Islands have legalized the cultivation and sale of Medical-Use Cannabis, with at least four of the remaining states expected to pass such legalization measures within the next 12 months. In 22 U.S. states, the sale and possession of both Medical-Use Cannabis and Adult-Use Cannabis has been legalized, though due to the time period between a state’s legalization of commercial cannabis activities and the completion of its regulatory framework and marketplace launch, the purchase of Adult-Use Cannabis is currently possible in 19 states, with the remainder of the currently-legal states to commence sales activities later in 2023 or in 2024. The District of Columbia has legalized Adult-Use Cannabis but has not yet permitted the commercial sale of Adult Use Cannabis, however, Adult-Use sales are likely to commence in 2024.

10 states have also enacted low-THC / high-CBD only laws for medical cannabis patients. The sale and possession of both Medical-Use Cannabis and Adult-Use Cannabis is legal in the State of California, subject to applicable licensing requirements and compliance with applicable conditions.

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

On January 4, 2018, U.S. Attorney General Jeff Sessions formally issued a new memorandum (the “Sessions Memorandum”), which rescinded all “previous nationwide guidance specific to marijuana enforcement,” including the 2013 Cole Memorandum. The Sessions Memorandum stated, in part, that current law reflects “Congress’ determination that Cannabis is a dangerous drug and Cannabis activity is a serious crime,” and Mr. Sessions directed all U.S. Attorneys to enforce the laws enacted by Congress by following well-established principles when pursuing prosecutions related to cannabis activities. There can be no assurance that the federal government will not enforce federal laws relating to cannabis in the future. As a result of the Sessions Memorandum, federal prosecutors are now free to utilize their prosecutorial discretion to decide whether to prosecute cannabis activities despite the existence of State-level laws that may be inconsistent with federal prohibitions. No direction was given to federal prosecutors in the Sessions Memorandum as to the priority they should ascribe to such cannabis activities, and resultantly it is uncertain how active U.S. federal prosecutors will be in relation to such activities.

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

However, former Attorney General Sessions’ rescission of the 2013 Cole Memorandum and the 2014 Cole Memorandum has not affected the status of the FinCEN Memorandum, nor has the Department of the Treasury given any indication that it intends to rescind the FinCEN Memorandum itself. Though it was originally intended for the 2014 Cole Memorandum and the FinCEN Memorandum to work in tandem, the FinCEN Memorandum is a standalone document which explicitly lists the eight enforcement priorities originally cited in the 2013 Cole Memorandum. As such, the FinCEN Memorandum remains intact, indicating that the Department of the Treasury and FinCEN intend to continue abiding by its guidance. However, FinCEN issued further guidance on December 3, 2019, in which it acknowledged that the Agricultural Improvement Act of 2018 (the “Farm Bill”) removed hemp as a Schedule I controlled substance and authorized the United States Department of Agriculture  to issue regulations governing, among other things, domestic hemp production. The guidance states that because hemp is no longer a controlled substance under federal law, banks are not required to file SARs on these businesses solely because they are engaged in the growth or cultivation of hemp in accordance with applicable laws and regulations. The guidance further notes that for hemp-related customers, banks are expected to follow standard SAR procedures, and file a SAR if indicia of suspicious activity warrants. FinCEN noted in its December 2019 guidance that the 2014 SAR reporting structure for cannabis remains in place even with the passage of the Farm Bill and this additional guidance related to hemp. FinCEN confirmed this point in guidance issued on June 29, 2020, and clarified that, if proceeds from cannabis-related activities are kept separate, a SAR filing is only required for the cannabis-related part of a business that engages in both cannabis and hemp activity.

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

In recent years, certain temporary federal legislative enactments that protect the Medical-Use Cannabis and industry have also been in effect. For instance, cannabis businesses that are in strict compliance with state law receive a measure of protection from federal prosecution by operation of a temporary appropriations measures that has been enacted into law as an amendment (or “rider”) to federal spending bills passed by Congress and signed by Presidents Obama, Trump and Biden. First adopted in the Appropriations Act of 2015, Congress has included in successive budgets since a “rider” that prohibits the DOJ from expending any funds to enforce any law that interferes with a state’s implementation of its own medical cannabis laws. The rider, discussed above, is known as the “Joyce-Blumenauer” Amendment, and now known colloquially as the “Joyce Amendment” after its most recent sponsor. The rider was renewed on March 15, 2022 through the signing of the FY 2022 omnibus spending bill, which extended the protections of the Amendment through September 30, 2022.

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

However, as noted previously, President Biden directed the Department of Justice and Department of Health & Human Services to conduct a review of the scheduling status of cannabis in October of 2022. It is anticipated that cannabis may be rescheduled or descheduled entirely within the next 12–24 months.

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

The 2013 Cole Memorandum and the Joyce-Blumenauer Amendment gave Medical-Use Cannabis operators and investors in states with legal regimes greater certainty regarding federal enforcement as to establish Regulated Cannabis businesses in those states. While the Sessions Memorandum has introduced some uncertainty regarding federal enforcement, the Regulated Cannabis industry continues to experience growth in legal Medical-Use Cannabis and Adult-Use Cannabis markets across the United States. U.S. Attorney General Jeff Sessions resigned on November 7, 2018. It is anticipated that the current Attorney General, Merrick Garland, will issue a memorandum resembling the Cole Memorandum in late 2023. Still, this is not guaranteed. More generally, there is no guarantee that state laws legalizing and regulating the sale and use of cannabis will not be repealed or overturned, even under a Biden Administration’s DOJ or that local governmental authorities will not limit the applicability of state laws within their respective jurisdictions. Unless and until the United States Congress amends the CSA with respect to cannabis and THC (and as to the timing or scope of any such potential amendments there can be no assurance), there is a risk that federal authorities may enforce current U.S. federal law.

Despite the expanding market for Regulated Cannabis, traditional sources of financing, including bank lending or private equity capital, are lacking which can be attributable to the fact that cannabis remains a Schedule I substance under the CSA. These traditional sources of financing are expected to remain scarce unless and until the federal government legalizes cannabis cultivation and sales.

Below is a discussion of U.S. state-level regulatory regimes in those jurisdictions where we are, and will be, directly or indirectly involved through our subsidiaries. A discussion of the U.S. federal regulatory regime can be found above under the heading “—United States Regulatory Environment—Cannabis Industry Regulation.” We are directly engaged in the manufacture, possession, use, sale or distribution of cannabis and/or hold licenses in the Adult-Use Cannabis and/or Medical-Use Cannabis marketplace in the State of California. We will evaluate, monitor and reassess this disclosure, and any related risks, on an ongoing basis and the same will be supplemented and amended to investors in public filings, including in the event of government policy changes or the introduction of new or amended guidance, laws or regulations regarding cannabis regulation. We intend to cause our businesses to promptly remedy any known occurrences of non-compliance with applicable State and local cannabis rules and regulations, and intends to publicly disclose any non-compliance, citations or notices of violation which may have an impact on our licenses, business activities or operations.

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

An adult-use or medicinal cultivation license permits cannabis cultivation, which means any activity involving the planting, growing, harvesting, drying, curing, grading or trimming of cannabis. Such licenses further permit the production of a limited number of “non-manufactured cannabis products” and the sales of cannabis to certain licensed entities within the State of California for resale or manufacturing purposes.

An adult-use or medical manufacturing license permits the manufacturing of “manufactured cannabis products.” Manufacturing includes the compounding, blending, extracting, post-processing refinement, infusion, packaging or repackaging, labeling or relabeling, remediation or other preparation of a cannabis product in the State of California, only cannabis that is grown in the state by a licensed operator can be sold in the state. California neither mandates nor prohibits integration, and the state allows licensees to make wholesale purchase of cannabis from, or a distribution of cannabis and cannabis product to, another licensed entity within the state.

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

Laws Applicable to Financial Services for Regulated Cannabis Industry

All banks are subject to federal law, whether the bank is a national bank or state-chartered bank. At a minimum, most banks maintain federal deposit insurance which requires adherence to federal law. Violation of federal law could subject a bank to loss of its charter. Financial transactions involving proceeds generated by cannabis-related conduct can form the basis for prosecution under the federal money laundering statutes, unlicensed money transmitter statutes and the Currency and Foreign Transactions Reporting Act of 1970 (31 U.S.C. §§ 5311 et seq.) (commonly known as the “Bank Secrecy Act”). For example, under the Bank Secrecy Act, banks must report to the federal government any suspected illegal activity, which would include any transaction associated with a Regulated Cannabis-related business. These reports must be filed even though the business is operating in compliance with applicable state and local laws. Therefore, financial institutions that conduct transactions with money generated by Regulated Cannabis-related conduct could face criminal liability under the Bank Secrecy Act for, among other things, failing to identify or report financial transactions that involve the proceeds of cannabis-related violations of the CSA.

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

Ongoing Compliance

Overview

We are subject to the general licensing and regulatory framework in California set out under the heading “United States Regulatory Environment—California.” We have developed a compliance program designed to achieve our strategic business goals while protecting the organization and operations. Our compliance program integrates external regulations with internal rules and procedures to effectively lay out expectations for employee duties and behaviors; this aligns the goals of our employees with our own and helps our operations run smoothly. We focus on upholding policies and procedures that ensure the organization and our employees comply with applicable laws and regulations.

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

Inventory and Security Policies

Maintaining security and inventory control is important to us and we have adopted a number of policies, procedures, and practices in these areas:

•

Security. We have taken extensive security measures including implementing professionally vetted policies, procedures, and systems to provide comprehensive protection, not only for our physical facilities and inventory, but also for our employees, customers, and the surrounding public. Every licensed facility has strict and limited access controls, thorough video surveillance coverage, and burglar alarms linked to our remote security monitoring service, as well as newly implemented loss prevention policy and procedure. These controls are supported by professionally certified on-site security personnel in certain instances.

•

Inventory. We maintain inventory control and reporting systems that document the present location, amount, and a description of all cannabis and cannabis products at all facilities. The traceability of cannabis goods is maintained using the California’s “Track-and-Trace” system, METRC, our point-of-sales system, TREEZ, which provides application programming interface with METRC, and our integrated enterprise resource planning system (“ERP”), Odoo. We conduct regular continuous cycle counts in addition to both quarterly and annual manual inventory reconciliations, in accordance with regulations and best practices.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation as of March 31, 2023, our management, including the Principal Executive Officer and Principal Financial Officer, has concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were not effective to provide reasonable assurance because of a material weakness in our internal control over financial reporting described below.

Material Weakness

As reported in our Annual Reports on Form 10-K for the years ended December 31, 2022 and 2021, we and our independent registered public accounting firm identified control deficiencies in the design and operation of our internal control over financial reporting that constituted a material weakness.

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

Remediation Activities

We continue to work fully remediate the material weakness and are taking steps to strengthen our internal control over financial reporting through the continued hiring of additional appropriately skilled finance and accounting personnel with the requisite technical knowledge and skills. With the additional skilled personnel, we are taking appropriate and reasonable steps to remediate this material weakness through the implementation of appropriate segregation of duties, formalization of accounting policies and controls and retention of appropriate expertise for complex accounting transactions. During the first quarter of 2023, we focused on scoping information technology deficiencies that require remediation as part of a larger information technology upgrade project. We believe that these changes will over time improve our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

		Incorporated by Reference From
Exhibit No.	Title of Document	Form	Date Filed	Exhibit Number	Filed Herewith
2.1*	Definitive Transaction Agreement, dated November 24, 2020 by and among Subversive Capital Acquisition Corp., Caliva, TPCO CMG Merger Sub, Inc. and GRHP Management, LLC, as shareholders’ representative for Caliva’s shareholders	10-12G	9/30/2021	2.1
2.2*	Definitive Agreement, dated November 24, 2020 by and among Subversive Capital Acquisition Corp., Left Coast Ventures, Inc., TPCO LCV Merger Sub Inc. and Shareholder Representative Services LLC as shareholders’ representative for LCV’s shareholders	10-12G	9/30/2021	2.2
2.3*	Agreement and Plan of Merger, dated November 24, 2020 by and among Left Coast Ventures, Inc., LCV Holdings 710, LLC, SISU Extraction, LLC and John Figueiredo	10-12G	9/30/2021	2.3
2.4*	Acquisition Agreement, dated November 24, 2020 among Subversive Capital Acquisition Corp., Caliva., OG Enterprises, SC Branding, LLC and SC Vessel 1, LLC	10-12G	9/30/2021	2.4
2.8†	Business Combination Agreement, dated February 21, 2023, by and among TPCO Holding Corp., Gold Flora, LLC, Stately Capital Corporation, Gold Flora Corporation and Golden Grizzly Bear LLC	8-K	2/27/2023	2.1
3.1	Notice of Articles of Subversive Capital Acquisition Corp., dated July 15, 2019	10-12G	9/30/2021	3.1
3.2	Articles of Subversive Capital Acquisition Corp., dated July 15, 2019	10-12G/A	10/01/2021	3.2
3.3	Certificate of Change of Name, dated January 15, 2021 by Subversive Capital Acquisition Corp.	10-12G	9/30/2021	3.3
31.1	Section 302 Certification of Principal Executive Officer	-	-	-	X
31.2	Section 302 Certification of Principal Financial Officer	-	-	-	X
32.1	Section 1350 Certification of Principal Executive Officer	-	-	-	X
32.2	Section 1350 Certification of Principal Financial Officer	-	-	-	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	-	-	-	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	-	-	-	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	-	-	-	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	-	-	-	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

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

TPCO HOLDING CORP.

Date: May 15, 2023	By:	s/ Troy Datcher
Troy Datcher
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2023	By:	/s/ Mike Batesole
Mike Batesole Chief
Financial Officer (Principal Financial Officer)

