Form 10-Q
period 2023-06-30
Gold Flora Corp.
filed 2023-08-14
CIK 1876945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File Number: 000-56348

Gold Flora Corporation
(Exact name of registrant as specified in its charter)

Delaware	93-2261104
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3165 Red Hill Avenue, Costa Mesa, California	92626
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (669) 279-5390

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
NONE	NONE	NONE

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 11, 2023, there were 288,426,413 shares of common stock of the registrant issued and outstanding.

PART I-FINANCIAL INFORMATION		Page
Item 1.	Financial Statements	4
	Interim condensed consolidated balance sheets as of June 30, 2023 (Unaudited) and December 31, 2022	F-2
	Unaudited interim condensed consolidated statements of operations and comprehensive (loss) for the three and six months ended June 30, 2023 and 2022	F-3
	Unaudited interim condensed consolidated statements of changes in shareholders’ (deficit) equity for the three and six months ended June 30, 2023 and 2022	F-4
	Unaudited interim condensed consolidated statements of cash flows for the six months ended June 30, 2023 and 2022	F-6
	Notes to the unaudited interim condensed consolidated financial statements	F-7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	5
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	30
Item 4.	Controls and Procedures.	31
PART II-OTHER INFORMATION		32
Item 1.	Legal Proceedings.	32
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	56
Item 3.	Defaults Upon Senior Securities.	56
Item 4.	Mine Safety Disclosures.	56
Item 5.	Other Information.	56
Item 6.	Exhibits.	57
Signatures		58

2

On July 7, 2023, the parties consummated the previously announced business combination transaction resulting in the combination of the TPCO Holding Corp. and Gold Flora, LLC, a leading vertically-integrated California cannabis company, in an all-stock transaction (the “Business Combination”). Unless otherwise noted or the context indicates otherwise, in this quarterly report on Form 10-Q (this “Quarterly Report”), references to (i) the “Company,” “TPCO,” “The Parent Company,” “we,” “us” and “our” refer to TPCO Holding Corp. and its subsidiaries prior to the Business Combination, (ii) “Gold Flora” refer Gold Flora, LLC, which is now a wholly owned subsidiary of Gold Flora Corporation and (iii) “Gold Flora Corporation” refer to Gold Flora Corporation, the Delaware corporation resulting from the Business Combination.

As a result of the Business Combination, Gold Flora Corporation became the successor issuer to TPCO Holding Corp. pursuant to Rule 12g-3(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and, as a result, the common stock, par value of $0.01 per share (the “Gold Flora Common Stock”) of Gold Flora Corporation and the share purchase warrants exercisable for Gold Flora Common Stock at an exercise price of US$11.50 per share (the “Gold Flora Warrants”) are deemed registered under Section 12(g) of the Exchange Act as the common stock and warrants of the successor issuer.

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

3

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

Interim condensed consolidated financial statements

TPCO Holding Corp.

For the three and six months ended June 30, 2023 and 2022 (Unaudited)

4

Contents

Page
Interim condensed consolidated balance sheets as of June 30, 2023 (unaudited) and December 31, 2022	F- 2

Unaudited interim condensed consolidated statements of operations and comprehensive (loss) for the three and six months ended June 30, 2023 and 2022	F- 3

Unaudited interim condensed consolidated statements of changes in shareholders’ (deficit) equity for the three and six months ended June 30, 2023 and 2022	F- 4

Unaudited interim condensed consolidated statements of cash flows for the six months ended June 30, 2023 and 2022	F- 6

Notes to the unaudited interim condensed consolidated financial statements	F- 7

TPCO Holding Corp.

Interim condensed consolidated balance sheets

(In United States dollars)

As at	Note	June 30, 2023 (unaudited)	December 31, 2022
Assets
Current
Cash		$60,544,072	$93,697,529
Accounts receivable, net	24	1,114,729	1,205,700
Inventory	3	6,183,033	8,727,858
Notes and other receivables, net	4	121,057	108,957
Prepaid expenses and other current assets	5	7,910,331	8,368,495
Assets held for sale	6	5,698,193	6,102,764
Total current assets		81,571,415	118,211,303

Investments	8	1,312,846	1,478,204
Security deposits		1,307,509	1,181,078
Prepaid expenses and other assets		260,906	844,239
Notes and other receivables, net	4	5,333,598	518,846
Property and equipment	9	13,618,281	15,146,084
Right-of-use assets – operating	10	16,431,134	20,689,086
Right-of-use assets – finance	10	22,287,811	23,070,846
Intangible assets	11	95,735,035	99,378,098
Total assets		$237,858,535	$280,517,784

Liabilities
Current
Accounts payable and accrued liabilities	13	$26,109,146	24,560,359
Consideration payable – current portion		4,988,833	5,777,943
Operating lease liability – current portion	10	1,996,340	2,355,174
Finance lease liability – current portion	10	224,545	156,184
Note payable		-	931,103
Contingent consideration	24	3,534,774	1,611,843
Liabilities held for sale	6	1,104,425	1,309,077
Total current liabilities		37,958,063	36,701,683

Operating lease liabilities	10	21,264,943	24,803,815
Finance lease liabilities	10	36,472,977	36,618,530
Consideration payable		-	383,334
Deferred tax liabilities	14	19,868,631	20,972,629
Total liabilities		115,564,614	119,479,991

Shareholders’ equity
Common shares, no par value, unlimited Common shares authorized 120,158,606 issued and outstanding at June 30, 2023 and 107,516,333 at December 31, 2022	15	-	-
Additional paid in capital		998,775,061	996,697,299
Non-controlling interest		1	1
Accumulated deficit		(876,481,141)	(835,659,507)
Total shareholders’ equity		122,293,921	161,037,793
Total liabilities and shareholders’ equity		$237,858,535	280,517,784

Commitments and contingencies (Note 23)

Subsequent events (Note 27)

See accompanying notes to the interim condensed consolidated financial statements

TPCO Holding Corp.

Interim condensed consolidated statements of operations and comprehensive (loss)

(Unaudited, in United States dollars)

		Three months ended		Six months ended
	Note	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

Sales, net of discounts		$19,410,764	$21,673,714	$37,464,976	$44,114,014
Cost of sales		9,975,383	15,650,560	20,248,545	31,373,966
Gross profit		9,435,381	6,023,154	17,216,431	12,740,048

Impairment loss	12	403,271	2,429,530	403,271	2,429,530
Operating expenses	16	29,889,848	32,288,461	51,991,392	71,198,369

Loss from operations		(20,857,738)	(28,694,837)	(35,178,232)	(60,887,851)

Other income (expense)
Interest income		614,954	-	1,237,750	-
Interest expense		(1,208,949)	(1,260,262)	(2,472,877)	(2,510,830)
Loss on disposal of assets		-	(63,314)	(93,944)	(317,787)
Change in fair value of investments	8	(170,358)	(330,960)	(170,358)	(33,096)
Change in fair value of contingent consideration	24	(1,177,730)	249,973	(1,922,931)	638,595
Other income		450,000	801,339	455,170	1,109,295

Loss before income taxes		(22,349,821)	(29,298,061)	(38,145,422)	(62,001,674)

Income tax recovery (expense)		(1,961,804)	244,473	(2,676,212)	(42,227)
Loss and comprehensive loss from continuing operations		(24,311,625)	(29,053,588)	(40,821,634)	(62,043,901)

Loss from discontinued operations, net of income tax	7	-	(1,429,097)	-	(1,975,316)

Loss and comprehensive loss attributable to shareholders of the company		$(24,311,625)	$(30,123,075)	$(40,821,634)	$(63,814,952)
Loss and comprehensive loss attributable to redeemable non-controlling interest		-	(359,610)	-	(204,265)
Net loss		$(24,311,625)	$(30,482,685)	$(40,821,634)	$(64,019,217)

Per share – basic and diluted
Loss per share from continuing operations		$(0.20)	$(0.29)	$(0.37)	$(0.62)
Loss per share from discontinued operations		-	(0.01)	-	(0.02)
Loss per share		$(0.20)	$(0.30)	$(0.37)	$(0.64)
Weighted average number of common shares		120,070,367	101,102,391	111,208,235	99,967,824

See accompanying notes to the consolidated financial statements

TPCO Holding Corp.

Interim condensed consolidated statements of changes in shareholders’ (deficit) equity

(Unaudited, in United States dollars)

	Note	Common Shares	Warrants	Common Shares to be issued / returned	Additional Paid in Capital	Accumulated Deficit	Non-controlling interest	Total

Balance December 31, 2022		107,516,333	35,837,500	(6,673,222)	$996,697,299	$(835,659,507)	$1	$161,037,793
Shares issued for RSUs vested	15	165,217	-	-	-	-	-	-
Tax settlements associated with RSUs		-	-	-	(16,799)	-	-	(16,799)
Share-based compensation	18	-	-	-	1,665,220	-	-	1,665,220
Shares returned to Treasury	15	(7,122,321)	-	7,122,321	-	-	-	-
Shares issued in exchange for shares of subsidiary	15	18,268,094	-	-	-	-	-	-
Net loss		-	-	-	-	(16,510,009)	-	(16,510,009)
Balance March 31, 2023		118,827,323	35,837,500	449,099	$998,345,720	$(852,169,516)	$1	$146,176,205

Shares issued for RSUs vested	15	768,177	-		-	-	-	-
Tax settlements associated with RSUs		-	-	-	(69,142)	-	-	(69,142)
Share-based compensation	18	-	-	-	498,483	-	-	498,483
Shares returned to Treasury	15	(2,517)	-	-	-	-	-	-
Shares issued in exchange for shares of subsidiary	15	452,989	-	-	-	-	-	-
Share issuance for previous acquisitions	15	112,634	-	(112,634)	-	-	-	-
Net loss		-	-	-	-	(24,311,625)	-	(24,311,625)
Balance June 30, 2023		120,158,606	35,837,500	336,465	$998,775,061	$(876,481,141)	$1	$122,293,921

See accompanying notes to the consolidated financial statements

TPCO Holding Corp.

Interim condensed consolidated statements of changes in shareholders’ (deficit) equity

(Unaudited, in United States dollars)

	Note	Common Shares	Warrants	Common Shares to be issued / returned	Additional Paid in Capital	Accumulated Deficit	Total

Balance December 31, 2021		97,065,092	35,837,500	743,768	$954,102,859	$(593,027,673)	$361,075,186
Shares issued for long-term strategic contract		1,348,921	-	-	1,875,000	-	1,875,000
Shares issued to settle contingent consideration	14	569,939	-	(305,325)	299,014	-	299,014
Shares issued for RSUs vested		201,380	-	-	-	-	-
Tax settlements associated with RSUs		-	-	-	(204,802)	-	(204,802)
Share-based compensation	18	-	-	-	2,242,077	-	2,242,077
Net loss		-	-	-	-	(33,691,877)	(33,691,877)
Balance March 31, 2022		99,185,332	35,837,500	438,443	$958,314,148	$(626,719,550)	$331,594,598

Shares issued for long-term strategic contract		1,441,093	-	-	$1,875,000	$-	$1,875,000
Shares issued for RSUs vested		257,738	-	-	-	-	-
Tax settlements associated with RSUs		-	-	-	(215,445)	-	(215,445)
Share-based compensation	18	-	-	-	1,461,093	-	1,461,093
Net loss		-	-	-	-	(30,123,075)	(30,123,075)
Balance June 30, 2022		100,884,163	35,837,500	438,443	$961,434,796	$(656,842,625)	$304,592,171

See accompanying notes to the consolidated financial statements

TPCO Holding Corp.

Interim condensed consolidated statements of cash flows

(Unaudited, in United States dollars)

		Six months ended
	Note	June 30, 2023	June 30, 2022

Cash provided by (used in)
Operating activities
Net loss from continuing operations		$(40,821,634)	$(62,043,901)
Adjustments for items not involving cash
Impairment		403,271	2,429,530
Interest expense		2,472,877	2,510,830
Non- cash Interest income		(153,755)	(48,417)
Loss on disposal of assets		93,944	317,787
Loss on lease termination		-	41,074
Allowance for accounts receivable and notes receivable		429,338	2,478,142
Fair value change of investments	8	170,358	33,096
Depreciation and amortization	16	5,436,989	12,195,210
Share-based compensation expense, net of withholding tax settlement		2,077,762	3,282,923
Non-cash marketing expense		565,000	2,727,272
Non-cash operating lease expense	10	2,515,095	3,704,397
Fair value change of contingent consideration	24	1,922,931	(638,595)
Deferred income tax recovery		(1,103,998)	(1,550,509)
Repayment of operating lease liabilities		(3,572,578)	(4,611,772)
Net changes in non-cash working capital items	19	4,113,961	(1,473,083)
Net cash used in continued operating activities		(25,450,439)	(40,646,016)
Net cash used in discontinued operating activities		-	(3,824,924)
Total operating activities		(25,450,439)	(44,470,940)

Financing activities
Receipt of payments on notes receivables		-	1,572,712
Repayments of consideration payable		(766,667)	(766,666)
Repayments of finance lease liabilities		(2,295,363)	(2,228,507)
Total financing activities		(3,062,030)	(1,422,461)

Investing activities
Purchases of property and equipment		(69,928)	(2,314,113)
Proceeds from sale of property and equipment, net of selling costs		328,940	6,176,473
Advances for notes receivables		(5,000,000)	-
Payments received on notes receivable		100,000	-
Acquisition of investments		-	(150,000)
Total investing activities		(4,640,988)	3,712,360

Net change in cash during the period		(33,153,457)	(42,181,041)

Cash, restricted cash and restricted cash equivalents
Beginning of period		$93,697,529	$174,892,298
End of period		$60,544,072	$132,711,257

Cash		60,544,072	125,993,248
Restricted cash and restricted cash equivalents		-	6,718,009
Cash, restricted cash and restricted cash equivalents		$60,544,072	$132,711,257

Supplemental cash-flow information (Note 19)

See accompanying notes to the consolidated financial statements

TPCO Holding Corp. Notes to the interim condensed consolidated financial statements (Unaudited, in United States dollars) For the three and six months ended June 30, 2022 and 2023

1. Nature of operations

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

On July 7, 2023 the Company was acquired via an all stock merger by Gold Flora LLC. The merged entity operates as Gold Flora Corporation. Refer to Note 27.

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

The Company is currently meeting its current operational obligations as they become due from its current working capital. However, the Company has sustained losses since inception and may require additional capital in the future. As at June 30, 2023, the Company had a total accumulated deficit of $876,364,989. For the three and six months’ ended June 30, 2023, the Company had a net loss of $24,311,625 and $40,821,634, respectively and net cash used in operating activities for the six months ended June 30, 2023 was $25,450,439. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

As described in Note 27, the Company consummated a business combination with Gold Flora LLC on July 7, 2023, forming Gold Flora Corporation (“GFC”). GFC anticipates realizing synergies from this acquisition, as well as plans to reduce operating expenses through various strategic initiatives and aggressive cost-cutting measures which the Company believes alleviates substantial doubt over going concern. In addition, GFC plans to raise additional financing if needed to help fund operations. However, there can be no assurance that the Company will be successful in achieving its objectives. These condensed consolidated interim financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to substantial doubt about the Company’s ability to continue as a going concern.

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

TPCO Holding Corp. Notes to the interim condensed consolidated financial statements (Unaudited, in United States dollars) For the three and six months ended June 30, 2022 and 2023

2. Basis of presentation (continued)

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

ii)Use of estimates

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

TPCO Holding Corp. Notes to the interim condensed consolidated financial statements (Unaudited, in United States dollars) For the three and six months ended June 30, 2022 and 2023

3. Inventory

	June 30, 2023	December 31, 2022
Packaging supplies	$1,127,601	$2,109,465
Biological assets	26,633	22,844
Raw materials	271,863	48,936
Work in progress	54,031	227,936
Finished goods	4,702,905	6,318,677
	$6,183,033	$8,727,858

4. Notes and other receivables, net

	June 30, 2023	December 31, 2022
Upfront payment	$5,650,000	$5,650,000
Prepayment	1,490,000	1,490,000
Promissory note receivables (i)	5,454,655	627,803
Total notes receivable	12,594,655	7,767,803
Less allowance for credit losses	(7,140,000)	(7,140,000)
Total notes receivable	5,454,655	627,803
Note receivable – current portion	121,057	108,957
Note receivable- non-current	$5,333,598	$518,846

(i) During the six-months ended June 30, 2023, the Company entered into an arrangement to provide funding to Gold Flora, LLC (“Gold Flora”) with principal amounts of up to $5,000,000. During the six-months ended, the Company advanced $5,000,000 of the committed funding. The note is secured by certain assets of Gold Flora, bears interest at 10% per annum and following the close of the transaction described in Note 27, has no set terms of repayment. The balance as at June 30, 2023 related to this promissory note, including accrued interest, is $5,125,114.

5. Prepaid expenses and other current assets

	June 30, 2023	December 31, 2022
Prepaid expenses	$-	$51,456
Prepaid insurance	180,325	771,752
Prepaid inventory	402,141	89,386
Prepaid rent	-	54,160
Other prepaid assets	1,283,710	1,357,586
Indemnification assets	6,044,155	6,044,155
	$7,910,331	$8,368,495

6. Assets held for sale

The following table outlines the carrying amounts of major classes of assets and liabilities classified as held for sale:

	June 30, 2023	December 31, 2022
Current assets classified as held for sale
Right-of-use assets - operating	$1,146,661	$1,240,211
Intangible assets	9,822,809	11,443,681
Total carrying value of current assets	10,969,470	12,683,892
Impairment recognized on classification as held for sale	(5,271,277)	(6,581,128)
Total assets classified as held for sale	$5,698,193	$6,102,764

Current liabilities classified as held for sale
Operating lease liability – current portion	$1,104,425	$1,309,077
Total liabilities classified as held for sale	$1,104,425	$1,309,077

During the year ended December 31, 2022, the Company became committed to plans to sell four licenses and transfer certain right of use asset and lease liabilities related to the licenses. During the six months ended June 30, 2023, the Company sold an asset previously classified as held for sale and did not commit to plans to sell any additional assets.

TPCO Holding Corp. Notes to the interim condensed consolidated financial statements (Unaudited, in United States dollars) For the three and six months ended June 30, 2022 and 2023

7. Discontinued operations

On October 31, 2022, the Company sold its wholly owned subsidiary, SISU Extractions LLC (“SISU”). The disposition of the operations represented a major strategic shift in the business and met the criteria of discontinued operations. The Company has re-presented the interim condensed consolidated statement of operations and comprehensive loss for the three and six-months ended June 30, 2022.

Summarized results of the discontinued operations were as follows:

	Three months ended June 30, 2022	Six months ended June 30, 2022
Sales, net of discounts	$5,704,716	$16,495,607
Cost of sales	5,177,831	14,501,234
Gross profit	526,885	1,994,373

Operating expenses	(1,830,658)	(3,536,193)
Loss from operations	(1,303,773)	(1,541,820)

Other expense	(12,130)	(12,130)
Income tax expense	(113,194)	(421,366)

Loss from discontinued operations, net of income tax	$(1,429,097)	$(1,975,316)

8. Investments

	Marketable securities	Non-marketable securities	Available for sale securities	Other	Total
Balance, December 31, 2021	$860,496	$591,545	$1,048,028	$-	$2,500,069
Acquired	-	-	-	150,000	150,000
Interest income	-	-	40,000	-	40,000
Change in fair value	(33,096)	-	-	-	(33,096)
Balance, June 30, 2022	$827,400	$591,545	$1,088,028	$150,000	$2,656,973

Balance, December 31, 2022	$-	$591,545	$736,659	$150,000	$1,478,204
Interest income	-	-	5,000	-	5,000
Change in fair value	-	-	(170,358)	-	(170,358)
Balance, June 30, 2023	$-	$591,545	$571,301	$150,000	$1,312,846

TPCO Holding Corp. Notes to the interim condensed consolidated financial statements (Unaudited, in United States dollars) For the three and six months ended June 30, 2022 and 2023

9.  Property and equipment

	June 30, 2023	December 31, 2022
Gross carrying amounts
Leasehold improvements	$15,883,857	$16,444,132
Production equipment	2,299,446	2,261,005
Furniture and fixtures	871,689	871,689
Vehicles	333,325	333,325
Office equipment	933,634	933,634
	20,321,951	20,843,785

Accumulated depreciation
Leasehold improvements	(4,189,557)	(3,646,995)
Production equipment	(1,401,868)	(1,176,720)
Furniture and fixtures	(460,194)	(373,634)
Vehicles	(134,735)	(103,069)
Office equipment	(517,316)	(397,283)
	(6,703,670)	(5,697,701)

Property and equipment, net	$13,618,281	$15,146,084

Depreciation expense for the three and six months ended June 30, 2023 was $499,110 and $1,010,892, respectively (three and six months ended June 30, 2022 related to continuing operations - $801,667 and $1,762,367, respectively).

10. Leases

The Company leases real estate used for dispensaries, production plants, and corporate offices. Lease terms for real estate generally range from 0.17 to 14.25 years. Most leases include options to renew for varying terms at the Company’s sole discretion. Certain leases include escalation clauses or payment of executory costs such as property taxes, utilities, or insurance and maintenance. Rent expense for leases with escalation clauses is accounted for on a straight-line basis over the lease term. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The following table provides the components of lease cost:

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Operating lease costs	$1,255,780	$1,947,607	$2,515,095	$3,704,397
Short term lease expense	-	162,500	54,166	162,500
Lease expense	1,255,780	2,110,107	2,569,261	3,866,897
Finance lease cost:
Amortization of lease assets	391,517	392,190	783,035	785,724
Interest on lease liabilities	1,114,626	1,116,715	2,218,172	2,221,316
Finance lease cost	1,506,143	1,508,905	3,001,207	3,007,040
Total lease costs	$2,761,923	$3,619,012	$5,570,468	$6,873,937

The maturity of the contractual undiscounted lease liabilities as of June 30, 2023:

	Operating Lease	Finance Lease

Remainder of 2023	$2,294,365	$2,329,793
2024	4,302,015	4,763,910
2025	4,417,481	4,906,828
2026	4,544,592	5,054,033
2027	4,009,473	5,205,654
Thereafter	18,295,465	59,679,244
Total undiscounted lease liabilities	37,863,391	81,939,462
Interest on lease liabilities	14,602,108	45,241,940
Total present value of minimum lease payments	23,261,283	36,697,522
Lease liability – current portion	1,996,340	224,545
Lease liability	$21,264,943	$36,472,977

TPCO Holding Corp. Notes to the interim condensed consolidated financial statements (Unaudited, in United States dollars) For the three and six months ended June 30, 2022 and 2023

10. Leases (continued)

Additional information on the right-of-use assets is as follows:

	Operating lease	Finance lease

Gross carrying amount
Balance, December 31, 2022	$25,119,489	$26,258,698
Lease modification (i)	(2,709,129)	-
Impairment (Note 12)	(403,271)	-
Balance, June 30, 2023	$22,007,089	$26,258,698

Depreciation
Balance, December 31, 2022	$4,430,402	$3,187,852
Additions	1,145,553	783,035
Balance, June 30, 2023	$5,575,955	$3,970,887

Carrying amount June 30, 2023	$16,431,134	$22,287,811
Carrying amount December 31, 2022	$20,689,086	$23,070,846

(i)

During the six months ended June 30, 2023, the Company decreased the square footage and extended the lease term for one of its leases. As a result, the Company recognized a reduction in its right-of-use asset and the associated liability.

The Company capitalized $Nil of amortization to inventory for the three and six months ended June 30, 2023 ($352,367 and $704,732 during the three and six months ended June 30, 2022 related to continuing operations, respectively).

11. Goodwill and intangible assets

	June 30, 2023	December 31, 2022
Opening gross goodwill	584,745,143	607,413,242
Measurement period adjustment	-	(22,633,099)
Disposals	(24,351,801)	(35,000)
	560,393,342	584,745,143

Opening accumulated impairment	(584,745,143)	(563,361,597)
Impairment	-	(21,418,546)
Disposals	24,351,801	35,000
	(560,393,342)	(584,745,143)

Goodwill, net	$-	$-

	June 30, 2023	December 31, 2022
Intangible assets gross carrying amounts (i)
License	82,563,527	82,563,527
Brand	50,400,559	50,400,559
Customer relations	2,920,000	2,920,000
	135,884,086	135,884,086

Intangible assets accumulated amortization
License	(28,864,369)	(26,654,299)
Brand	(10,489,592)	(9,218,821)
Customer relations	(795,090)	(632,868)
	(40,149,051)	(36,505,988)

Intangible assets, net	$95,735,035	$99,378,098

TPCO Holding Corp. Notes to the interim condensed consolidated financial statements (Unaudited, in United States dollars) For the three and six months ended June 30, 2022 and 2023

11. Goodwill and intangible assets (continued)

The Company recorded amortization expense related to the three and six months ended June 30, 2023 of $1,821,532 and $3,643,063, respectively (three and six months ended June 30, 2022 related to continuing operations - $5,107,255 and $10,136,910, respectively).

The following table outlines the estimated future annual amortization expense as of June 30, 2023:

Estimated Amortization
Remainder of 2023	$(3,614,820)
2024	(7,191,983)
2025	(7,191,983)
2026	(7,191,983)
2027	(7,174,094)
Thereafter	(63,370,172)
$(95,735,035)

12. Impairment

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Right-of-use assets (i)	$403,271	$1,290,591	$403,271	$1,290,591
Assets held for sale (ii)	-	1,138,939	-	1,138,939
	$403,271	$2,429,530	$403,271	$2,429,530

(i)

During the three and six months ended June 30, 2023, the Company recorded impairment of $403,271 related to one of its properties which is no longer being used by the Company and has been listed for sublease at an amount less than current rental payments. During the six months ended June 30, 2022, the Company recorded impairment of $1,290,591 related to two of its properties which are no longer being used by the Company and were subleased or listed for sublease at an amount less than current rental payments.

(ii)

In June 2022, the Company became committed to a plan to sell two licenses and transfer the related right of use asset and lease liability. Prior to reclassification to assets held for sale, the assets were tested for impairment, resulting in an impairment loss of $1,138,939 on intangible assets.

13. Accounts payable and accrued liabilities

	June 30, 2023	December 31, 2022
Trade payables	$5,982,108	$4,249,794
Other accrued expenses	3,215,710	4,872,988
Accrued payroll expenses	640,942	2,666,974
Accrued severance expenses	982,217	692,220
Accrued income and other taxes	14,395,993	9,974,817
Goods received but not yet invoiced	892,176	2,103,566
	$26,109,146	$24,560,359

TPCO Holding Corp. Notes to the interim condensed consolidated financial statements (Unaudited, in United States dollars) For the three and six months ended June 30, 2022 and 2023

14. Income taxes

The following table summarizes the Company’s income tax expense and effective tax rates for the three and six months ended June 30, 2023 and 2022:

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Loss before income taxes	$(22,349,821)	$(29,298,061)	$(38,145,422)	$(62,001,674)
Income tax (expense) recovery	$(1,961,804)	$244,473	$(2,676,212)	$(42,227)
Effective tax rate	8.78%	(0.83%)	7.02%	0.07%

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

The effective tax rate for the three and six months ended June 30, 2023 varies from the three and six months ended June 30, 2022, primarily due to the increase in non-deductible expenses as a proportion of total expenses in the current year. The Company incurs expenses that are not deductible due to IRC Section 280E limitations which results in significant income tax expense.

The Company operates in a number of tax jurisdictions and are subject to examination of its income tax returns by tax authorities in those jurisdictions who may challenge any item on those returns. Significant judgment is required in evaluating the Company’s uncertain tax positions and determining the provision for income taxes.

The Company’s unrecognized tax assets were approximately $67,718,372 and $66,459,411 as at June 30, 2023 and December 31, 2022, respectively.

The federal statute of limitations remains open for the 2019 tax year to the present. The state income tax returns generally remain open for the 2018 tax year through the present. Net operating losses arising prior to these years are also open to examination if and when utilized.

TPCO Holding Corp. Notes to the interim condensed consolidated financial statements (Unaudited, in United States dollars) For the three and six months ended June 30, 2022 and 2023

15. Shareholders’ equity

Common shares

a) Authorized

The Company is authorized to issue an unlimited number of common shares with no par value.

b) Common shares issued

Number of common shares
Balance December 31, 2022	107,516,333
Shares issued for Coast L exchange (i)	18,721,083
Shares issued for vested RSUs and PSUs	933,394
Shares issued previously classified as shares to be issued (ii)	112,634
Shares returned to Treasury (iii)	(7,124,838)
Balance, June 30, 2023	120,158,606

(i)

On November 14, 2022, Coast L Acquisition Corp (“Coast L”) a wholly owned subsidiary of the Company issued 24,796,902 common shares of Coast L as part of the legal closing of the Company’s acquisition of Coastal Holding Company, LLC. During the six months ended June 30, 2023, an additional 106,290 shares of Coast L were issued. Each Coast L share is exchangeable at any time on a one-for-one basis into common shares of the Company. During the six months ended June 30, 2023, 18,721,083 Coast L shares were exchanged for 18,721,083 common shares of the Company. As at June 30, 2023, 6,182,109 exchangeable shares of Coast L are outstanding.

(ii)	During the six months ended June 30, 2023, 112,634 shares were issued in relation to a previous business combination which were sitting in “to be issued” at March 31, 2023 and December 31, 2022.

(iii)

Of the 7,124,838 shares returned to treasury during the six months ended June 30, 2023, 7,122,321 were sitting in “to be returned” at December 31, 2022. Of those shares, 7,121,239 related to the modification agreements that were entered into between the Company, a third-party, and Shawn C. Carter p/k/a JAY-Z.

16. Operating expenses

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
General and administrative	$13,542,776	$8,751,232	$21,496,719	$21,837,374
Allowance for accounts receivable and notes receivable	641,984	168,704	683,854	2,581,335
Sales and marketing	3,400,113	3,718,017	4,771,414	7,124,375
Salaries and benefits	7,838,554	9,874,452	14,869,452	19,890,008
Share-based compensation (Note 18)	498,483	1,461,093	2,163,703	3,703,170
Lease expense (Note 10)	1,255,780	2,110,107	2,569,261	3,866,897
Depreciation of property and equipment and amortization of right-of-use assets under finance leases	890,628	882,659	1,793,928	1,843,359
Amortization of intangible assets (Note 11)	1,821,530	5,322,197	3,643,061	10,351,851
	$29,889,848	$32,288,461	$51,991,392	$71,198,369

TPCO Holding Corp. Notes to the interim condensed consolidated financial statements (Unaudited, in United States dollars) For the three and six months ended June 30, 2022 and 2023

17. Loss per share

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Loss from continuing operations available to common shareholders	$(24,311,625)	$(28,693,978)	$(40,821,634)	$(61,839,636)
Loss from discontinued operations available to common shareholders	-	(1,429,097)	-	(1,975,316)
Loss available to common shareholders	$(24,311,625)	$(30,123,075)	$(40,821,634)	$(63,814,952)

Weighted average number of shares, basic and diluted	120,070,367	101,102,391	111,208,235	99,967,824

Basic and diluted loss per share from continuing operations	$(0.20)	$(0.29)	$(0.37)	$(0.62)
Basic and diluted loss per share from discontinued operations	-	(0.01)	-	(0.02)
Basic and diluted loss per share	$(0.20)	$(0.30)	$(0.37)	$(0.64)

Approximately 66,912,067 of potentially dilutive securities as at June 30, 2023 were excluded in the calculation of diluted loss per share as their impact would have been anti-dilutive.

18. Share-based compensation

Effective January 2021, the Company established the Equity Incentive Plan (the “Plan”), which provides for the granting of incentive share options, nonqualified share options, share appreciation rights (“SARs”), restricted share units (“RSUs”), deferred share units (“DSUs”) and performance share units (“PSUs”), herein collectively referred to as “Awards”.

(a) Share options

The Company’s options outstanding relate to replacement options issued in a business combination that occurred in 2021.

	Six months ended June 30, 2023
	Number of options	Weighted average exercise price $	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding, beginning of period	376,385	7.67
Expired	(148,698)	7.52
Forfeited	(1,747)	7.10
Outstanding, end of period	225,940	7.79	4.43	-
Vested and expected to vest in the future	225,940	7.79		-
Exercisable	200,948	7.81	4.43	-

As at June 30, 2023, there was $Nil of total unrecognized compensation cost related to non-vested replacement options.

TPCO Holding Corp. Notes to the interim condensed consolidated financial statements (Unaudited, in United States dollars) For the three and six months ended June 30, 2022 and 2023

18. Share-based compensation (continued)

(b) Equity-settled RSUs and PSUs

The following table reflects the continuity of RSUs and PSUs granted during the six months ended June 30, 2023:

	June 30, 2023
	Number of RSUs	Weighted average grant date fair value $	Number of PSUs	Weighted average grant date fair value $
Outstanding, beginning of period	3,093,992	2.71	2,325,000	1.16
Vested	(1,299,917)	2.55	(586,250)	1.12
Forfeited	(434,449)	2.03	(923,750)	1.04
Modification (i)	187,515	0.16	100,000	0.16
Outstanding, end of period	1,547,141	2.55	915,000	1.14

(i)

During the three months ended June 30, 2023, the Company terminated certain individuals in anticipation of the upcoming acquisition that is discussed in Note 27. As part of the terminations, the Company modified some previously granted RSUs and PSUs such that they would continue to vest on change in control, irrespective of the termination.

As at June 30, 2023, there was $1,417,881 of total unrecognized compensation cost related to non-vested RSUs and $825,494 of total unrecognized compensation cost related to non-vested PSUs. That cost is expected to be recognized over a weighted average period of 1.63 years and 0.03 years respectively. The total fair value of RSUs and PSUs vested during the six months ended June 30, 2023 was $155,414 and $120,111, respectively.

Of the 1,886,167 RSUs and PSUs that vested, 899,328 were settled in shares, 715,504 were settled in cash to cover withholding taxes on behalf of the employees, and 271,335 were not yet settled.

During the three and six months ended June 30, 2023, the Company recognized the following total compensation expense, net of estimated forfeitures:

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Replacement options	$-	$48,013	$-	$279,507
Equity-settled RSUs and PSUs	498,483	1,413,080	2,163,703	3,423,663
	$498,483	$1,461,093	$2,163,703	$3,703,170

19. Supplemental cash flow information

	Six months ended
Change in working capital	June 30, 2023	June 30, 2022

Accounts receivable	$(128,788)	$420,992
Income tax receivable	-	1,322,340
Inventory	2,544,825	6,746,295
Prepaid expenses and other current assets	427,380	725,974
Security deposits	(126,431)	(111,875)
Prepaid expenses and other assets	583,333	(86,969)
Accounts payable and accrued liabilities	813,642	(10,489,840)
	$4,113,961	$(1,473,083)

TPCO Holding Corp. Notes to the interim condensed consolidated financial statements (Unaudited, in United States dollars) For the three and six months ended June 30, 2022 and 2023

20. Warrants

The following table reflects the continuity of warrants:

	Number of Warrants	Weighted Average Exercise Price
Balance, December 31, 2022 and June 30, 2023	35,837,500	$11.50

The warrants expire on January 14, 2026. The Company has the right to accelerate expiry of the warrants (excluding the warrants held by the Subversive Capital Sponsor LLC in certain circumstances), if for any 20 trading days in a 30-day trading period the closing price of the share is $18.00 or greater.

21. Related party transactions and balances

A director of the Company is a close family member to an owner of R&C Brown Associates, LP (“R&C”). The Company has 2 operating leases and 1 finance lease with R&C.

The Company made lease payments including interest and principal to a related party of $1,389,384 and $2,777,367 for the three and six months ended June 30, 2023, respectively ($1,356,286 and $2,213,325 for the three and six months ended June 30, 2022, respectively).

Included in lease liabilities and right-of-use assets as at June 30, 2023 is $38,255,126 (December 31, 2022 - $40,594,490) and $23,415,701 (December 31, 2022 - $24,324,186), respectively, with respect to leases with R&C.

22. Segment information

The Company’s operations comprise a single operating segment engaged in the cultivation, manufacturing, distribution and sale of cannabis within the State of California. All revenues were generated in the State of California for the three and six months ended June 30, 2023 and June 30, 2022 and all property and equipment, right-of-use assets and intangible assets were located in the State of California.

23. Commitments and contingencies

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

The Company’s operation is sanctioned by the State of California and local jurisdictions. There have been no instances of federal interference with those who adhere to California laws and regulations governing cannabis. Due to the uncertainty surrounding the Company’s noncompliance with the CSA, the potential liability from any noncompliance cannot be reasonably estimated and the Company may be subject to regulatory fines, penalties or restrictions in the future.

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

TPCO Holding Corp. Notes to the interim condensed consolidated financial statements (Unaudited, in United States dollars) For the three and six months ended June 30, 2022 and 2023

23. Commitments and contingencies(continued)

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

b) Other legal matters

From time to time in the normal course of business, the Company may be subject to legal matters such as threatened or pending claims or proceedings. The Company is not currently a party to any material legal proceedings or claims, nor are we aware of any pending or threatened litigation or claims that would be reasonably likely to have a material adverse effect on our business, operating results, cash flows or financial condition should such litigation or claim be resolved unfavorably.

c) Social equity fund

The Company formed Social Equity Ventures LLC (“SEV”) in 2021 as its social equity investment vehicle with a planned $10,000,000 investment and a planned annual contribution of at least 2% of its net income from the Company. During the six months ended June 30, 2023, SEV made social equity investments totalling $Nil (year ended December 31, 2022 - SEV made social equity investments totalling $350,000).

24. Financial instruments

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

As at June 30, 2023, all contingent consideration is classified as level 1 in the fair value hierarchy (as at December 31, 2022, all contingent consideration was classified as a level 3).

The following provides a breakdown of contingent consideration as at June 30, 2023 and 2022:

	Contingent consideration
	Trading price consideration (i)	Other (ii)	Total
Balance December 31, 2021	$574,687	$368,444	$943,131
Change in fair value	(569,165)	(69,430)	(638,595)
Transferred to equity	-	(299,014)	(299,014)
Balance June 30, 2022	$5,522	$-	$5,522

Balance December 31, 2022	$1,611,843	$-	$1,611,843
Change in fair value	1,922,931	-	1,922,931
Balance, June 30, 2023	$3,534,774	$-	$3,534,774

TPCO Holding Corp. Notes to the interim condensed consolidated financial statements (Unaudited, in United States dollars) For the three and six months ended June 30, 2022 and 2023

24. Financial instruments (continued)

(i) Trading price consideration – As part of the acquisition of Caliva and OGE and LCV in 2021, the former shareholders received a contingent right for up to 18,356,299 and 3,856,955 additional common shares, respectively, in the event the 20-day volume weighted average trading price (“VWAP”) of the common shares reaches $13.00, $17.00 and $21.00 within three years of closing, with one-third issuable upon the achievement of each price threshold, respectively. In addition, the contingent consideration becomes issuable upon a change in control event. The trading price consideration has been valued assuming a 100% likelihood of a change in control. Refer to Note 27.

Key Inputs	June 30, 2023	December 31, 2022	June 30, 2022
Key unobservable inputs
Expected volatility	-	100%	65%

Key observable inputs
Share price	$0.16	$0.15	$0.65
Risk-free interest rate	-	4.66%	2.87%
Dividend yield	-	0%	0%
Number of shares	22,092,339	22,080,037	21,969,238

A 15% change in the volatility assumption will have the following impact on the fair value of the contingent consideration:

Change in volatility	June 30, 2023	December 31, 2022	June 30, 2022
+15%	$-	$595	$17,527,095
-15%	$-	$-	$(20,712,326)

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

b) Credit risk

Credit risk arises from deposits with banks, security deposits, trade receivables, notes receivable and other receivables.

As at June, 2023, the balances were as follows:

	Gross	Allowance	Net
Cash	$60,544,072	$-	$60,544,072
Accounts receivable	2,844,503	(1,729,774)	1,114,729
Security deposits	1,307,509	-	1,307,509
Notes receivables	12,594,655	(7,140,000)	5,454,655
	$77,290,739	$(8,869,774)	$68,420,965

The Company’s aging of receivables was as follows:

June 30, 2023
0 - 30 days	$1,125,750
31 - 60 days	28,567
61 - 90 days	3,785
91 – 120 days	7,769
Over 120 days	1,678,632
Gross receivables	2,844,503
Less allowance for doubtful accounts	(1,729,774)
$1,114,729

TPCO Holding Corp. Notes to the interim condensed consolidated financial statements (Unaudited, in United States dollars) For the three and six months ended June 30, 2022 and 2023

25. Fair value measurement

Recurring fair value measurements

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as at June 30, 2023:

	Carrying amount	Level 1		Level 3	Fair value change

Debt securities and total investments	$571,301	$		$571,301	$170,358

Total contingent consideration – trading price consideration (Note 24)	$3,534,774		$3,534,774	$-	$1,922,931

26. COVID-19

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

27. Subsequent events

Closing of transaction with Gold Flora LLC

On July 7, 2023, the Company and Gold Flora, LLC consummated an all-stock business combination transaction resulting in the acquisition of the Company (the “Business Combination”). A newly formed British Columbia corporation (the “Resulting Issuer”), created to manage and hold the combined business of the Company and Gold Flora, acquired all of the issued and outstanding Common Shares and all of the issued and outstanding membership units in the capital of Gold Flora. As part of the Business Combination, the Resulting Issuer redomiciled to the State of Delaware pursuant to Section 388 of the Delaware General Corporation Law under the name “Gold Flora Corporation”.

Gold Flora Corporation is a reporting issuer in Canada and the United States. Gold Flora Corporation’s common stock is listed on the NEO Exchange Inc. under the ticker symbol “GRAM”, and Gold Flora Corporation’s share purchase warrants are listed on the NEO Exchange Inc. under the ticker symbol "GRAM.WT.U".

.

Gold Flora’s registered office and head office is located at 3165 Red Hill Avenue, Costa Mesa, California, 92626, United States of America.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report contains certain information that may constitute forward-looking information and forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act and under Canadian securities laws (collectively, “Forward-Looking Statements”) which are based upon the Company’s current internal expectations, estimates, projections, assumptions and beliefs. Such statements can be identified by the use of forward-looking terminology such as “expect,” “likely,” “may,” “will,” “should,” “intend,” “anticipate,” “potential,” “proposed,” “estimate” and other similar words, including negative and grammatical variations thereof, or statements that certain events or conditions “may” or “will” happen, or by discussions of strategy. Forward-Looking Statements include estimates, plans, expectations, opinions, forecasts, projections, targets, guidance, or other statements that are not statements of fact. Forward-Looking Statements in this Quarterly Report include, but are not limited to, statements with respect to:

•	the performance of the Company’s business and operations;
•	the Company’s ability to grow revenue and reach long- term profitability;
•	the expected benefits of the Business Combination
•	Expected future sources of financing;
•	the implementation and effectiveness of the Company’s cost-cutting initiatives;
•	expectations with respect to future production costs;
•	the expected methods to be used by the Company to distribute cannabis;
•	the competitive conditions of the industry;
•	laws and regulations and any amendments thereto applicable to the business and the impact thereof;
•	the competitive advantages and business strategies of the Company;
•	the application for additional licenses and the grant of licenses or renewals of existing licenses that have been applied for;
•	the medical benefits, viability, safety, efficacy, dosing and social acceptance of cannabis;
•	the Company’s future product offerings;
•	the anticipated future gross margins of the Company’s operations;
•	expectations of market size and growth in the United States and the states in which the Company operates or contemplates future operations;
•	expectations for regulatory and/or competitive factors related to the cannabis industry generally; and
•	general economic trends.

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

Readers are cautioned that the above list of cautionary statements is not exhaustive. Known and unknown risks, many of which are beyond the control of the Company, could cause actual results to differ materially from the Forward-Looking Statements in this Quarterly Report. Such lists include, without limitation, those discussed under the heading “Risk Factors” in Item 1A of Part II of this Quarterly Report and in the Company’s periodic reports subsequently filed with the SEC and in the Company’s filings on SEDAR at www.sedar.com. The purpose of Forward-Looking Statements is to provide the reader with a description of management’s expectations, and such Forward-Looking Statements may not be appropriate for any other purpose. You should not place undue reliance on Forward-Looking Statements contained in this Quarterly Report. Although the Company believes that the expectations reflected in such Forward-Looking Statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Forward-Looking Statements contained herein are made as of the date of this Quarterly Report and are based on the beliefs, estimates, expectations and opinions of management on the date such Forward-Looking Statements are made. The Company undertakes no obligation to update or revise any Forward-Looking Statements, whether as a result of new information, estimates or opinions, future events or results or otherwise or to explain any material difference between subsequent actual events and such Forward-Looking Statements, except as required by applicable law. The Forward-Looking Statements contained in this Quarterly Report are expressly qualified in their entirety by this cautionary statement.

Part 1—Business Overview

The following business overview reflects our business as it existed through the end of the quarter ended June 30, 2023.  As discussed below, we completed the Business Combination with Gold Flora on July 7, 2023. For information about Gold Flora’s operations, please see “—Gold Flora and The Parent Company Transformational Merger” below. We are a consumer-focused cannabis company based in the United States focused on the recreational and wellness markets. Our operations in California are focused on building winning brands supported by our omni-channel ecosystem. Our platform was designed to create the most socially responsible and culturally impactful cannabis company in the United States, producing consistent, well-priced products and culturally relevant brands that are distributed to third-party retailers as well as direct-to-consumer via our delivery service and strategically located storefront retail locations across California. A full portfolio of products and brands that appeal to a broad range of user groups, need-states and occasions, offered at many price points, and with various brand value propositions, are produced at a high caliber of quality. We believe our delivery and storefront retail outlets will allow us to achieve high gross-margins on many of our products, forge one-on-one relationships between our brands and consumers and collect proprietary consumer data and insights.

Our operational footprint spans production and manufacturing, brands, retail and delivery. Our management team and directors bring deep expertise in cannabis, consumer packaged goods, investing and finance, from start-ups to publicly traded companies. We aim to leverage the collective industry experience of our management and directors.

Following our exit from the bulk wholesale business, we view our business as having one sales channel: omni-channel retail, comprised of brick and mortar retail, e-commerce pick up & delivery, as well as the sale of various branded wholesale products. As of June 30, 2023, we operated eleven omni-channel retail locations and one stand-alone delivery depot. We operate four store brands, Caliva, Deli by Caliva, Coastal and Calma.

Our continuing operations revenue for the three and six months ended June 30, 2023 was $19,410,764 and $37,464,976, as compared to $21,673,714 and $44,114,014 in the three and six months ended June 30, 2022, representing decreases of 10.4% and 15.1% respectively. The decreases are due to the change in strategy and to focus on higher margin business.  The Company also closed its Ceres location during the second quarter of 2023.The Company’s realized gross margin was 48.6% and 46.0% in the three and six months ended June 30, 2023, compared to 27.8% and 28.9% in the three and six months ended June 30, 2022.

As we continue to scale and integrate our business, we are incurring operating losses. Our operating losses for the three and six months ended June 30, 2023 totaled $20,857,738 and $35,178,232, compared to a loss of $28,694,837 and $60,887,851 in the three and six months ended June 30, 2022. We continue to actively evaluate additional cost reductions and business optimization to reduce our cash burn in the near term, accelerate market share growth, improve our gross margin profile and work toward generating sustained free cash flow.

Through a combination of (i) professional leadership, (ii) omni-channel operations, (iii) technology and data driven practices, (iv) brand and product expertise, and (v) social justice and equity advocacy, we intend to set the example globally as a best-in-class cannabis operation.

Gold Flora and The Parent Company Transformational Merger

On July 7, 2023, the parties consummated the previously announced business combination transaction resulting in the combination of the TPCO Holding Corp. and Gold Flora, LLC, a leading vertically-integrated California cannabis company, in an all-stock transaction (the “Business Combination”). The entity resulting from the Business Combination, which now operates as Gold Flora Corporation, creates a leading portfolio encompassing cultivation, distribution, product brands, and retail and delivery footprint – enabling the business to operate at scale across California and control every aspect of the rapidly evolving supply chain.

Gold Flora Corporation is a female-led, vertically-integrated cannabis leader that owns and operates a robust portfolio of 9 cannabis brands, 16 retail dispensaries, and a number of companies, including Stately Distribution, throughout California. Its retail brands include Airfield Supply Company, Caliva, Coastal, Calma, King’s Crew, Varda, and Higher Level.

Gold Flora Corporation operates an indoor cultivation canopy of approximately 72,000 square feet across three campuses, with the opportunity to expand to a further approximately 240,000 square feet. Its 200,000 square-foot cannabis campus located in Desert Hot Springs, California – that has the ability to scale to 620,000 square feet –  also houses the company’s manufacturing, and extraction facilities, as well as Stately Distribution.

Gold Flora Farms is located within the BlackStar Industrial Properties, a 620,000 sq. ft. indoor cannabis campus at full build-out, located in Desert Hot Springs, CA. This state-of-the-art cannabis campus is fully licensed and houses some of the world’s leading cannabis brands and companies across all sectors.

With hubs throughout the state, Gold Flora Corporation sells and distributes for many prominent brands, including its own premium lines of Gold Flora, Monogram, Caliva, Mirayo by Santana, Cruisers, Roll Bleezy, Sword & Stoned, Aviation Cannabis, and Jetfuel Cannabis.

Transaction Summary

On July 7, 2023, the Company and Gold Flora, LLC consummated the Business Combination. As part of the Business Combination, a newly formed British Columbia corporation (the “Resulting Issuer”), created to manage and hold the combined business of the Company and Gold Flora, acquired all of the issued and outstanding common shares of TPCO (the “Common Shares”) and all of the issued and outstanding membership units in the capital of Gold Flora (“Gold Flora Units”). As part of the Business Combination, the Resulting Issuer redomiciled to the State of Delaware pursuant to Section 388 of the Delaware General Corporation Law under the name “Gold Flora Corporation”.

Holders of the Common Shares received one share of common stock of the Resulting Issuer (such shares, the “Resulting Issuer Shares”) for each Common Share held and holders of Gold Flora Units received 1.5233 Resulting Issuer Shares for each Gold Flora Unit held.

Gold Flora Corporation is a reporting issuer in Canada and the United States. Gold Flora Common Stock (the “Gold Flora Common Stock”)  is listed on the NEO Exchange Inc. under the ticker symbol "GRAM", and Gold Flora Corporation’s share purchase warrants are listed on the NEO Exchange Inc. under the ticker symbol "GRAM.WT.U".

The Resulting Issuer’s registered office and head office is located at 3165 Red Hill Avenue, Costa Mesa, California, 92626, United States of America.

Under the terms of the Business Combination, Laurie Holcomb, the Founder and Chief Executive Officer of Gold Flora, has been named Chief Executive Officer of Gold Flora Corporation and Troy Datcher, the former Chief Executive Officer of TPCO and Chairman of the TPCO board of directors, serves as Chairman of the board of directors of Gold Flora Corporation. Gold Flora Corporation’s board of directors is comprised of seven directors, four of whom were nominated by Gold Flora, being Laurie Holcomb, Michael W. Lau, Heather Molloy and Jeffery Sears, and three of whom were nominated by TPCO, being Troy Datcher (Chairman), Al Foreman and Mark Castaneda.

Key Transaction Benefits & Strategic Rationale

•

Increased size and scale to become a leading operator in the world’s largest cannabis market. The combined company operates a footprint of 15 retail stores, 12 house brands, three distribution centers, one manufacturing facility and six cultivation facilities, providing the size and scale to position the combined company as a leader in the California cannabis market.

•

Establishing a strongly positioned vertically-integrated platform to achieve financial and operational efficiency, as one of the largest indoor cultivators and retail operators in California. The combined company has an indoor cultivation canopy of approximately 72,000 square feet, with the opportunity to expand to a further approximately 420,000 square feet, critical to controlling its supply chain and inventory levels while providing consistent high-quality flower, as well as flower-driven products that leverage an exceptional proprietary genetics library to deliver exclusive offerings that align with consumer demands.

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

•

Combined company is well-positioned as a top 10 brand portfolio by revenue. As two of the premier operators in the state, the Business Combination is has created a diversified and highly complementary customer product offering, with a variety of form factors and brands for differentiated consumer profiles. Additionally, with only 13% overlap in current company retail store footprints, there is a significant opportunity for cross-selling brands into diverse customer bases to drive organic growth.

•

Enhanced financial profile with strong balance sheet. The combined company is expected to have pro forma revenue of approximately $199.6 million for the year ended December 31, 2023. Providing a robust foundation to accelerate growth, the combined company will be well-positioned to capitalize on the market opportunities ahead as a leading public cannabis company in California.

Working Capital Facility Agreement with Gold Flora

In connection with the Business Combination, TPCO-US, a direct and wholly-owned subsidiary of TPCO, and Gold Flora entered into a working capital facility agreement, pursuant to which the TPCO-US agreed to advance to Gold Flora in a principal amount of up to $5,000,000, at an interest rate of 10% per annum, secured by certain assets of Gold Flora. During the three months ended June 30, 2023, $5,000,000 of the facility was advanced.  The balance as at June 30, 2023, related to this promissory note including accrued interest was $5,125,113.

Second Quarter Highlights

Operational Update

Operations continues to focus on increasing gross margin and cost reduction, as well as commercializing new products in the R&D pipeline. The following initiatives continued to translate to realized margin improvement during our second quarter.

■	To maintain gross margins on manufactured product, we forward purchased distillate, locking in a competitive price and limiting any upward cost exposure.
■	We have transferred vape pen and non-infused pre-roll production to Gold Flora operations, capturing cost savings on implied labor margins from outsourcing partners.

We also continued to reduce operating expenses by achieving labor savings in the amount of $1.2 million in Q2 2023 as compared to Q2 2022, an additional 19% reduction since the beginning of 2023.  As of June 30, 2023, we had reduced our workforce by approximately 50% from the beginning of 2022 and have realized annualized payroll savings of approximately $25 million.

The Company closed its Ceres retail dispensary during June 2023 to mitigate further losses at this location.

The Company will continue to focus on the following opportunities:

•	Reducing cash burn
•	Accelerating market share growth
•	Improving gross margin profile
•	Generating sustained free cash flow

Product Updates

In May 2023, the Company successfully launched its newest product format, hash infused gummies under the Mirayo brand, providing 3 unique, Latin-inspired flavors (Guava, Prickly Pear and Raspberry) to the portfolio. As part of the product launch, Carlos Santana hosted a meet and greet with budtenders at the Company’s Calma West Hollywood dispensary. The hash rosin gummies each contain 10 mg of THC and are made from all-natural ingredients.

Social Equity Venture’s Brand Success Program

During the first quarter of 2023, the Company launched a “Brand Success Program” designed to provide minority-owned brands with guaranteed shelf space and individualized mentorship from the Company’s sales, marketing, retail, and operational teams. Brands learn best practices, operational procedures, and tips that can be applied to any retail outlet nationwide.  To June 30, 2023, the brand success program has been well received by the participating brands and the Company’s customers.

Subsequent Events

Formation of Stately Distribution – Focused on Building Category Leadership for its Curated Brand Portfolio and Partners

On July 26, 2023, Gold Flora announced that it has launched a new sales and distribution division, Stately Distribution (“Stately”), to provide premium service and support to the California cannabis market. Stately will operate comprehensive sales and management for Gold Flora Corporation’s rapidly growing first party brands, which with the closing of the Business Combination, includes 9 brands as well as a select group of strategically curated third-party partner brands.

With a curated assortment of third-party brands selected for their differentiated offerings, Stately is focused on driving account and sales growth for its partners, while also seamlessly integrating brands into Gold Flora Corporation’s rapidly growing retail footprint, which includes some of the leading dispensaries throughout the state. As a key company within a prominent vertically-integrated operation, Stately provides unparalleled insight and data that it can leverage for its partner brands in both owned and third-party placements and campaigns. Stately also distinguishes itself by creating accountability not seen in other distribution models – setting targets and expansion goals for each of its brands. Gold Flora Corporation is committed to providing services that go beyond traditional distribution, enabling its partners to succeed and thrive in the challenging and dynamic California cannabis landscape.

The formation of Stately coincides with several first-and-third-party brand developments, including the recent launch of Gold Flora Corporation’s Roll Bleezy concentrate line, and the onboarding of The Parent Company’s family of brands including Caliva, Mirayo by Santana, Monogram and Cruisers. Combined with the recent addition of leading third-party brand Henry’s Original to its product portfolio – a premium legacy brand from Mendocino County that has been growing the finest sun-grown cannabis for over 15 years - Stately is building a truly differentiated portfolio.

Results of Operations

(Unaudited, in United States dollars)

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

Sales, net of discounts	$19,410,764	$21,673,714	$37,464,976	$44,114,014
Cost of sales	9,975,383	15,650,560	20,248,545	31,373,966
Gross profit	9,435,381	6,023,154	17,216,431	12,740,048

Impairment loss	403,271	2,429,530	403,271	2,429,530
Operating expenses	29,889,848	32,288,461	51,991,392	71,198,369

Loss from operations	(20,857,738)	(28,694,837)	(35,178,232)	(60,887,851)

Other income (expense)
Interest income	614,954	-	1,237,750	-
Interest expense	(1,208,949)	(1,260,262)	(2,472,877)	(2,510,830)
Loss on disposal of assets	-	(63,314)	(93,944)	(317,787)
Change in fair value of investments	(170,358)	(330,960)	(170,358)	(33,096)
Change in fair value of contingent consideration	(1,177,730)	249,973	(1,922,931)	638,595
Other income	450,000	801,339	455,170	1,109,295

Loss before income taxes	(22,349,821)	(29,298,061)	(38,145,422)	(62,001,674)

Income tax recovery (expense)	(1,961,804)	244,473	(2,676,212)	(42,227)
Loss and comprehensive loss from continuing operations	(24,311,625)	(29,053,588)	(40,821,634)	(62,043,901)

Loss from discontinued operations, net of income tax	-	(1,429,097)	-	(1,975,316)

Loss and comprehensive loss attributable to shareholders of the company	$(24,311,625)	$(30,123,075)	$(40,821,634)	$(63,814,952)
Loss and comprehensive loss attributable to redeemable non-controlling interest	-	(359,610)	-	(204,265)
Net loss	$(24,311,625)	$(30,482,685)	$(40,821,634)	$(64,019,217)

Sales Revenue

The Company’s continuing operations revenue for the three and six months ended June 30, 2023 was $19,410,764 and $37,464,976 compared to $21,673,714 and $44,114,014 in the three and six months ended June 30, 2022 representing decreases of 10.4% and 15.1% respectively. The decreases are due to the change in strategy to focus on higher margin business. This included the winding-down of certain third party wholesale brand relationships and the closure and / or sale of lower volume delivery depots.  The Company also closed its Ceres location during the second quarter of 2023.

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

As of June 30, 2023, the Company operated eleven retail locations and one stand-alone delivery depot. We operate four store brands, Caliva, Deli by Caliva, Coastal and Calma.

Gross Profit

Gross Profit reflects our revenue less our cost of sales, which consist of costs primarily consisting of labor, materials, consumable supplies, overhead, amortization of production equipment, shipping, packaging and other expenses.

The Company’s continuing operations gross profit for the three and six months ended June 30, 2023 was $9,435,381 (48.6%) and $17,216,431 (46.0%) compared with $6,023,154 (27.8%) and $12,740,048 (28.9%) in the three and six months ended June 30, 2022. The improved gross margins represent the results of the various margin enhancing initiatives the Company implemented as described in the “Operational Updates” section of this MD&A.

Impairment

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Right-of-use assets (i)	$403,271	$1,290,591	$403,271	$1,290,591
Assets held for sale (ii)	-	1,138,939	-	1,138,939
	$403,271	$2,429,530	$403,271	$2,429,530

(i) During the three and six months ended June 30, 2023, the Company recorded impairment of $403,271 related to one of its properties which is no longer being used by the Company and has been listed for sublease at an amount less than current rental payments. During the six months ended June 30, 2022, the Company recorded impairment of $1,290,591 related to two of its properties which are no longer being used by the Company and were subleased or listed for sublease at an amount less than current rental payments.

(ii) In June 2022, the Company became committed to a plan to sell two licenses and transfer the related right of use asset and lease liability. Prior to reclassification to assets held for sale, the assets were tested for impairment, resulting in an impairment loss of $1,138,939 on intangible assets.

Operating Expenses

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
General and administrative	$13,542,776	$8,751,232	$21,496,719	$21,837,374
Allowance for accounts receivable	641,984	168,704	683,854	2,581,335
Sales and marketing	3,400,113	3,718,017	4,771,414	7,124,375
Salaries and benefits	7,838,554	9,874,452	14,869,452	19,890,008
Share-based compensation	498,483	1,461,093	2,163,703	3,703,170
Lease expense	1,255,780	2,110,107	2,569,261	3,866,897
Depreciation	890,628	882,659	1,793,928	1,843,359
Amortization of intangible assets	1,821,530	5,322,197	3,643,061	10,351,851
	$29,889,848	$32,288,461	$51,991,392	$71,198,369

Operating expenses primarily include salaries and benefits, professional fees, rent and facilities expenses, travel-related expenses, advertising and promotion expenses, licenses, fees and taxes, office supplies and pursuit expenses related to outside services, stock-based compensation and other general and administrative expenses.

For the three and six months ended June 30, 2023, the Company recorded operating expenses of $29,889,848 and $51,991,392, as compared to $32,288,461 and $71,198,369 in the three and six months ended June 30, 2022.

General and administrative costs were $13,542,776 and $21,496,719 in the three and six months ended June 30, 2023, as compared to $8,751,232 and $21,837,374 in the three and six months ended June 30, 2022. General and administrative expenses increased by $4,791,544 in Q2 2023 over Q2 2022 due mainly to Gold Flora transaction related costs being incurred.

The allowance for doubtful accounts were $641,984 and $683,854 in the three and six months ended June 30, 2023, as compared to $168,704 and $2,581,335 in the three and six months ended June 30, 2022. The decrease allowance reflects management’s estimates for credit losses on various trade receivables. The comparative period six month included an allowance on the Mosaic.Ag matter as described below in this MD&A.

Salaries and benefits totaled $7,838,554 and $14,869,452 in the three and six months ended June 30, 2023, respectively, as compared to $9,874,452 and $19,890,008 in the three and six months ended June 30 2022, respectively. The decreases of $2,035,898 (21%) and $5,0520,566 (25%) in the three and six months ended June 30, 2023, respectively, is the result of the significant restructuring undertaken with the pause in cultivation, outsourcing of wholesale activities and general staff retrenchments to reduce cost and reposition the business to be sustainable longer term. As of June 30, 2023, we had reduced our workforce by approximately 50% from the beginning of 2022 and have realized annualized payroll savings of approximately $25 million.

Share-based compensation totaled $498,483 and $1,461,093 in the three and six months ended June 30, 2023, respectively, as compared to $2,569,261 and $3,703,170 in the three and six months ended June 30, 2022, respectively. Share based compensation is a non-cash expense and fluctuates with the number of restricted stock units (“RSUs”) granted in a period and the price of our Common Shares. The decrease in stock-based compensation expense was primarily attributable to the fact that the market price of our Common Shares was lower in the second quarter of 2023 than it was in the second quarter of 2022.

Lease expense totaled $1,255,780 and $2,110,107 in the three and six months ended June 30, 2023, respectively, as compared to $2,110,107 and $3,866,897 in the three and six months ended June 30, 2022, respectively. The decrease is primarily the result of the divesture of the Culver City location and the closure of the Costa Mesa and Ceres locations.

Depreciation of property, plant & equipment totaled $890,628 and $882,659 in the three and six months ended June 30, 2023, respectively, as compared to $1,793,928 and $1,843,359 in the three and six months ended June 30, 2022, respectively. Depreciation is a non-cash expense and is materially consistent between the periods.

Amortization of intangible assets totaled $1,821,530 and $5,322,197 in the three and six months ended June 30, 2023, respectively, as compared to $3,643,061 and $10,351,851 in the three and six months ended June 30, 2022, respectively. Amortization is a non-cash expense. The decrease in amortization expense is due to the $98,024,797 impairment on various right of use, license and brand intangible assets during the 2022 financial year which reduced the amortization base of the associated intangible assets.

Other Items

Interest income

Interest income totaled $614,954 and $1,237,750 for the three and six months ended June 30, 2023, respectively, compared with $Nil and $Nil in the three and six months ended June 30, 2022. During three and six months ended June 30, 2023, the Company generated interest income on its excess cash balances given higher interest rates and interest on its note receivable from Gold Flora.

Interest (expense)

Interest expense totaled $1,208,949 and $2,472,877 for the three and six months ended June 30, 2023, respectively, as compared to $1,260,262 and $2,510,830 in the three and six months ended June 30, 2022, respectively. The interest expense is primarily incurred on lease accounting for the Company’s right-of-use assets.

Loss on disposal of assets

Loss on disposal of assets totaled $Nil and $93,944 in the three and six months ended June 30, 2023, respectively, as compared to $63,314, and $317,787 in the three and six months ended June 30, 2022, respectively. Most of the loss in the comparative period was primarily the recognized loss on the sale and lease back of the Pullman property.

Change in fair value of contingent consideration

Change in fair value on contingent consideration was a loss of $1,177,730 and $1,922,931 in the three and six months ended June 30, 2023, respectively, as compared to a gains of $249,973 and $638,595 in the three and six months ended June 30, 2022, respectively. The Company recognized losses in the three and six months ended June 30, 2023 on contingent consideration as it increased the probability of a change in control occurring given the pending Business Combination with Gold Flora.

Net loss

The Company recorded net losses of $24,311,625 and $40,821,634 in the three and six months ended June 30, 2023, respectively, as compared to $30,482,685 and $64,019,2171 in the three and six month periods ended June 30, 2022, respectively. The reduction in net losses is due to higher realized margins and lower operating expenses.

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

Reconciliation of Non-GAAP Measures

A reconciliation of EBITDA and Adjusted EBITDA to the most directly comparable measure determined under GAAP is set out below.

	Three-months ended		Six-months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

Net loss and comprehensive loss from continuing	$(24,311,625)	$(29,053,588)	(40,821,634)	(62,043,901)
Income taxes from continuing operations	1,961,804	(244,473)	2,676,212	42,227
Depreciation and amortization from continuing operations	2,712,158	6,204,856	5,436,989	12,195,210
Interest expense from continuing operations	1,208,949	1,260,262	2,472,877	2,510,830
EBITDA	(18,428,714)	(21,832,943)	(30,235,556)	(47,295,634)
Adjustments:
Share based compensation expense	498,483	1,461,093	2,163,703	3,703,170
Other non-recurring items:
Fair value change of contingent consideration	1,177,730	(249,973)	1,922,931	(638,595)
Change in fair value of investments at fair value through profit or loss	170,358	330,960	170,358	33,096
Loss on disposal of assets	-	63,314	93,944	317,787
Impairment loss	403,271	-	403,271	-
Transaction costs	2,642,433	-	2,642,433	-
Restructuring costs	1,087,388	-	1,087,388	-

Adjusted EBITDA	$(12,449,051)	$(20,227,549)	(21,751,528)	(43,880,176)

The Company’s EBITDA loss was $18,428,714 and $30,235,556 for the three and six months ended June 30, 2023, respectively, as compared to $21,832,943 and $47,295,634 in the three and six months ended June 30, 2022, respectively. The lower EBITDA losses are due to higher realized gross margins, lower operating losses in the three and six months ended June 30, 2023 compared to the three months ended June 30, 2022.

Adjusted EBITDA

The Company’s Adjusted EBITDA loss was $12,449,051 and $21,751,528 for the three and six months ended June 30, 2023, as compared to $20,227,549 and $43,880,176 in the three and six months ended June 30, 2022. The decreased Adjusted EBITDA losses are due to higher realized gross margins and lower operating losses. The Company is focused on improving its margins and reducing operating costs.

The Company’s management views Adjusted EBITDA as the best measure of its underlying operating performance.

Liquidity and Capital Resources

Gold Flora Corporation manages liquidity risk by reviewing, on an ongoing basis, its sources of liquidity and capital requirements. As at June 30, 2023, The Company had cash and cash equivalents of $60,544,072 compared with cash and cash equivalents of $93,697,529 as at December 31, 2022. Cash and cash equivalents are predominately invested in liquid securities issued by the United States government.

The Company completed its previously announced Business Combination on July 7, 2023. Gold Flora Corporation believes that the efficient vertical-integration and scale that the transaction is expected to provide further gross margin expansion and a path to longer-term profitability.

In evaluating Gold Flora Corporation’s capital requirements and its ability to fund the execution of its strategy, Gold Flora Corporation believes it has adequate available liquidity to enable it to meet its working capital and other operating requirements, fund growth initiatives and capital expenditures, settle its liabilities and repay scheduled principal and interest payments on debt for at least the next twelve months. Gold Flora has assumed it will realize significant synergies post-closing the Business Combination. To the extent these synergies are not achieved or not achieved on the timeframe expected, additional capital will be required.

Gold Flora Corporation’s objective is to generate sufficient cash to fund its operating requirements and expansion plans. Gold Flora Corporation also expects to have access to public capital markets through its listng on the NEO Exchange if the trading price of the Gold Flora Common Stock improves, and continue to review and pursue selected external financing sources to ensure adequate financial resources. These potential sources include, but are not limited to (i) obtaining financing from traditional or non-traditional investment capital organizations; (ii) obtaining funding from the sale of Gold Flora Common Stock or other equity or debt instruments; and (iii) obtaining debt financing with lending terms that more closely match Gold Flora Corporation’s business model and capital needs. There can be no assurance that Gold Flora Corporation will gain adequate market acceptance for its products or be able to generate sufficient positive cash flow to achieve tis business plans, that additional capital or other types of financing will be available when needed, or that these financings will be on terms favorable to Gold Flora Corporation or at all. In addition, due to the price of the Gold Flora Common Stock, raising equity capital currently may not be feasible. Any additional equity financing may be on terms that are dilutive, or potentially dilutive, to the Company’s shareholders and debt financing, if available, may involve restrictive covenants with respect to the Company’s ability to pay dividends, raise additional capital or execute various other financial and operational plans.

Gold Flora expects to continue funding operating losses as we appropriately scale our operations with our available cash. Therefore, we are subject to risks including, but not limited to, our inability to raise additional funds through debt and/or equity financing to support our continued development, including capital expenditure requirements, operating requirements and to meet our liabilities and commitments as they come due.

Off-Balance Sheet Arrangements

As of the date hereof, Gold Flora Corporation does not have any off-balance sheet financing arrangements and has not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Contractual Obligations

Gold Flora Corporation leases real estate used for dispensaries, production plants, and corporate offices. Lease terms for real estate generally range from 1 to 16.5 years. Most leases include options to renew for varying terms at the Gold Flora Corporation’s sole discretion. Certain leases include escalation clauses or payment of executory costs such as property taxes, utilities, or insurance and maintenance. Rent expense for leases with escalation clauses is accounted for on a straight-line basis over the lease term. Gold Flora Corporation’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The maturity of the Company’s contractual undiscounted lease liabilities as of June 30, 2023:

	Operating Lease	Finance Lease

Remainder of 2023	$2,294,365	$2,329,793
2024	4,302,015	4,763,910
2025	4,417,481	4,906,828
2026	4,544,592	5,054,033
2027	4,009,473	5,205,654
Thereafter	18,295,465	59,679,244
Total undiscounted lease liabilities	37,863,391	81,939,462
Interest on lease liabilities	14,602,108	45,241,940
Total present value of minimum lease payments	23,261,283	36,697,522
Lease liability – current portion	1,996,340	224,545
Lease liability	$21,264,943	$36,472,977

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

Mosaic.Ag

On May 16, 2021, we entered into a membership interest purchase agreement (the “Membership Interest Purchase Agreement”) to obtain leasehold interests of approximately 10 years duration in each of four one-acre parcels of land that are licensed for outdoor cannabis grow (collectively, the “Outdoor Grow Properties”). On May 21, 2021 (the “Effective Date”), we entered into a series of cultivation and supply agreements with each of the leaseholders of the Outdoor Grow Properties and Mosaic. AG, Inc. (“Mosaic.Ag”), pursuant to which Mosaic.Ag agreed to cultivate cannabis on each of the Outdoor Grow Properties on our behalf for a period commencing on the Effective Date of and ending at least three years from the closing of the transactions contemplated by the Membership Interest Purchase Agreement, with options to extend for up to five years (the “Cultivation and Supply Agreements”). Under the terms of the Membership Interest Purchase Agreement, as of the Effective Date, we and Mosaic.Ag obtained access to the Outdoor Grow Properties and began to commence cannabis cultivation activities under the Cultivation and Supply Agreements. The purchase price under the Membership Interest Purchase Agreement is $6,000,000 in cash, $2,500,000 in our Common Shares payable on the closing date (with the number of shares issued based on the volume-weighted average price per Common Share for the ten consecutive trading days prior to the closing date) and up to 1,309,263 of our Common Shares subject to an earnout based on the production value of cannabis grown on the Outdoor Grow Properties over the twenty-four months following the Effective Date. The closing of the transactions contemplated by the Membership Interest Purchase Agreement are dependent on the satisfaction of various closing conditions, multiple of which were not met by the end of the second quarter of 2022 as required by the Membership Interest Purchase Agreement. Further, Mosaic.Ag was unable to produce sufficient quantities of biomass according to Company quality standards and pursuant to the Cultivation Supply Agreements. For the foregoing reasons, we delivered to Mosaic on June 30, 2022, notice of our exercise of our contractual rights to terminate each of the Cultivation and Supply Agreements and the Membership Interest Purchase Agreement effective on such date and requested that Mosaic.Ag present an acceptable restructure to the arrangements and/or a payback plan for the owed refund and for the upfront payment under the promissory note. Pursuant to the terms of the Membership Interest Purchase Agreement, on the Effective Date, we advanced to the seller $5,650,000 secured by a promissory note, which note is now past its maturity date. Pursuant to the terms of the Cultivation and Supply Agreements, we made payments for cannabis product in advance based on a projected aggregate yield, with Mosaic owing a refund for any overpayment in the event of the actual yield (as measured at the conclusion of the growing season) being less than the projected yield, which event did transpire, triggering a refund owed us of approximately $1,500,000. Mosaic.Ag has contested certain of the Company’s positions and has claimed an inability to pay the owed cash amounts. For the foregoing reasons, the Company filed a lawsuit against Mosaic.Ag and related individuals on December 16, 2022, in the Superior Court of California, County of Santa Clara, alleging breach of contract and asking for declaratory relief. On March 21, 2023, the defendants removed the case to the United States District Court in the Northern District of California on the pled basis that the litigation involves a “federal question” due to cannabis being controlled under the Controlled Substances Act, a federal law, and thus is entitled to federal question jurisdiction. We have contested the removal and filed a motion to remand the case to Superior Court of California, which motion is now in front of the court.

Inflation

The Company is not immune to the widespread cost inflation experienced in the United States and many parts of the world. The Company intends to continue to work to improve its gross margins despite cost inflation through market pricing, greater cost efficiencies, advantageous vendor partnerships, and other measures.

Critical Accounting Policies and Estimates

For a description of our critical accounting policies and estimates, refer to Part II, Item 7. “Critical Accounting Policies and Estimates” in our annual report on Form 10-K filed with the Securities and Exchange Commission on April 3, 2023 (our “2022 Form 10-K”). There have been no material changes to our critical accounting estimates from the information provided in our 2022 Form 10-K.

Cash Flow

The table below highlights our cash flows for the periods indicated:

	Six months ended
	June 30, 2023	June 30, 2022

Cash provided by (used in)
Operating activities
Net loss from continuing operations	$(40,821,634)	$(62,043,901)
Adjustments for items not involving cash
Impairment	403,271	2,429,530
Interest expense	2,472,877	2,510,830
Non- cash Interest income	(153,755)	(48,417)
Loss on disposal of assets	93,944	317,787
Loss on lease termination	-	41,074
Allowance for accounts receivable and notes receivable	429,338	2,478,142
Fair value change of investments	170,358	33,096
Depreciation and amortization	5,436,989	12,195,210
Share-based compensation expense, net of withholding tax	2,077,762	3,282,923
Non-cash marketing expense	565,000	2,727,272
Non-cash operating lease expense	2,515,095	3,704,397
Fair value change of contingent consideration	1,922,931	(638,595)
Deferred income tax recovery	(1,103,998)	(1,550,509)
Repayment of operating lease liabilities	(3,572,578)	(4,611,772)
Net changes in non-cash working capital items	4,113,961	(1,473,083)
Net cash used in continued operating activities	(25,450,439)	(40,646,016)
Net cash used in discontinued operating activities	-	(3,824,924)
Total operating activities	(25,450,439)	(44,470,940)

Financing activities
Receipt of payments on notes receivables	-	1,572,712
Repayments of consideration payable	(766,667)	(766,666)
Repayments of finance lease liabilities	(2,295,363)	(2,228,507)
Total financing activities	(3,062,030)	(1,422,461)

Investing activities
Purchases of property and equipment	(69,928)	(2,314,113)
Proceeds from sale of property and equipment	328,940	6,176,473
Advances for notes receivables	(5,000,000)	-
Payments received on notes receivable	100,000	-
Acquisition of investments	-	(150,000)
Total investing activities	(4,640,988)	3,712,360

Net change in cash during the period	(33,153,457)	(42,181,041)

Cash, restricted cash and restricted cash equivalents
Beginning of period	$93,697,529	$174,892,298
End of period	$60,544,072	$132,711,257

Cash	60,544,072	125,993,248
Restricted cash and restricted cash equivalents	-	6,718,009
Cash, restricted cash and restricted cash equivalents	$60,544,072	$132,711,257

Operating Activities

Cash used in continued operating activities in the six months ended June 30, 2023 totaled $25,450,439, as compared to cash used in continued operating activities of $40,646,016 in the six months ended June 30, 2022. In the six months ended June 30, 2023, the cash used in operating activities represents an average operating cash burn rate of $4,241,740 per month, as compared to $6,774,336 per month in the six months ended June 30, 2022. Gold Flora Corporation believes that the efficient vertical-integration and scale resulting from the Business Combination will help improve Gold Flora Corporation’s operating results and is also evaluating a number of options to further improve operating results including: gross margin expansion, subleasing excess real estate, and general and administrative cost reductions.

Cash used in discontinued operating activities in the six months ended June 30, 2023 totaled $Nil, as compared to $3,824,924 cash used in discontinued operating activities in the six months ended June 30, 2022.

Financing Activities

Cash used in financing activities totaled $3,062,030 in the six months ended June 30, 2023, as compared to cash used of $1,422,461 in the six months ended June 30, 2022. The cash used in the six months ended June 30, 2023 was primarily for repayment of notes associated with our acquisition of Coastal Holding Company, LLC and the settlement of lease liabilities. In the six months ended June 30, 2022 the Company received $1,572,712 from a legal settlement.

Investing Activities

Cash used in investing activities totaled $4,640,988 in the six months ended June 30, 2023, as compared to $3,712,360 cash provided by investing activities in the six month period ended June 30, 2022. During the six months ended June 30, 2023, the Company advanced Gold Flora $5,000,000 as part of a $5,000,000 facility arrangement. It also received proceeds from excess property, plant and equipment of $328,940. In the comparative six months ended June 30, 2022, the Company received proceeds of $6,176,473 from the disposal of property, plant and equipment primarily related to its Pullman property sale and lease back transaction. The Company also purchased property, plant and equipment for its operations for $2,314,113 and made a $150,000 social equity investment in Digistrains.

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

Social Equity Fund

The Company formed a wholly owned subsidiary to serve as its social equity fund, Social Equity Ventures LLC (“SEV”) during the during 2021 with a planned $10,000,000 investment and a planned annual contribution of at least 2% of net income from the Company. Through June 30, 2023, the Company has invested approximately $1,350,000 in three investments being Stanton Brands (d/b/a Josephine & Billie’s), Peakz LLC and Digistrains.

During the first quarter of 2023, SEV launched its “brand success program” (“BSP”). The BSP is a program implemented to provide minority owned brands with guaranteed shelf space and individualized mentorship by the Company’s sales, marketing, retails and operational leaders. Brands will learn best practices, operational procedures and tips that can be applied to any retail outlet nationwide. The goal of the program is to empower each brand with the knowledge and opportunity to scale their business, market efficiently, increase brand awareness while building customer loyalty, and boosting sales; thus, creating a solid, sustainable, and scalable business.

The BSP launched on January 19, 2023 with CRONJA, a social equity and veteran founded brand under the leadership of Co-Founder and CEO, Bryant Bowens. CRONJA’s launch was followed by Plaid America’s Substance and Skewville.

Share Capital and Capital Management

 As of June 30, 2023, the Company had 120,158,606 Common Shares and 35,837,500 Common Share purchase warrants (the “Warrants”) issued and outstanding. The Warrants are exercisable at an exercise price of $11.50 and will expire on January 15, 2026. The Company may accelerate the expiry date of the outstanding Warrants (excluding the Warrants held by Subversive Capital Sponsor LLC in certain circumstances) by providing 30 days’ notice, if and only if, the closing price of the Common Shares equals or exceeds $18.00 per Common Share (as adjusted for stock splits or combinations, stock dividends, extraordinary dividends, reorganizations and recapitalizations) for any 20 trading days within a 30-trading day period.

The Company has an equity incentive plan (the “Equity Incentive Plan”) that permits the grant of stock options, RSUs, deferred share units, performance share units (“PSUs”) and stock appreciation rights to non-employee directors and any employee, officer, consultant, independent contractor or advisor providing services to the Company or any affiliate. As of June 30, 2023, a total of 1,547,141 RSUs and 915,000 PSUs were outstanding under the Equity Incentive Plan.

Prior to closing of the acquisitions of each of CMG Partners, Inc. (“Caliva”) and Left Coast Ventures, Inc. (“LCV”) (such transactions collectively, the “Qualifying Transaction”), Caliva maintained the CMG Partners, Inc. 2019 Stock Option and Grant Plan (the “Caliva EIP”), which permitted awards of common stock in Caliva. In connection with the Qualifying Transaction, Caliva and the Company agreed that the Company would maintain the Caliva EIP and that outstanding awards thereunder would entitle the holder to receive Common Shares. As of June 30, 2023, there were 280,568 options to purchase up to 280,568 Common Shares under the Caliva EIP outstanding with a weighted average exercise price of $7.07 per share. No further awards will be granted under the Caliva EIP.

Prior to closing of the Qualifying Transaction, LCV maintained the Amended and Restated 2018 Equity Incentive Plan (the “LCV Equity Plan”) which authorized LCV to grant to its employees, directors and consultants stock options and other equity-based awards. In connection with the Qualifying Transaction, LCV and the Company agreed that the Company would maintain the LCV Equity Plan and that outstanding awards thereunder would entitle the holder to receive Common Shares. At June 30, 2023, there were 9,149 options to purchase up to 9,149 Common Shares under the LCV Equity Plan outstanding with a weighted average exercise price of $26.73 per share. No further awards will be granted under the LCV Equity Plan.

The Company manages its capital with the following objectives:

•	To ensure sufficient financial flexibility to achieve the ongoing business objectives including of future growth opportunities, and pursuit of accretive acquisitions; and
•	To maximize shareholder return through enhancing the value of the Common Shares.

The Company considers its capital to be total equity. The Company manages capital through its financial and operational forecasting processes. The Company reviews its working capital and forecasts its future cash flows based on operating expenditures, and other investing and financing activities. Selected information is provided to the Board of Directors of the Company. The Company’s capital management objectives, policies and processes have remained unchanged during the six months ended June 30, 2023 and year ended December 31, 2022. The Company is not subject to any external capital requirements.

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

The United States federal government regulates certain drugs through the CSA and through the Food, Drug & Cosmetic Act (21 U.S.C. §§ 301–392) (the “FDCA”). The CSA schedules controlled substances, including “marihuana” (defined as all parts of the plant cannabis sativa L. containing more than 0.3 percent THC), based on their approved medical use and potential for abuse. Marihuana (also referred to as cannabis) and THC (“except for tetrahydrocannabinols in hemp”) are each classified as Schedule I controlled substances (21 U.S.C. § 812(c)). The Drug Enforcement Administration, an agency of the U.S. Department of Justice (the “DOJ”) defines Schedule I drugs, substances or chemicals as “drugs with no currently accepted medical use and a high potential for abuse.” The United States Food and Drug Administration (the “FDA”), which implements and enforces the FDCA, regulates, among other things, drugs used for the diagnosis or treatment of diseases. The FDA has not approved cannabis as a safe and effective treatment for any medical condition, and regularly issues cease-and-desist letters to manufacturers of hemp-derived cannabidiol (“CBD”) products making health claims to consumers in contravention of the FDCA. The FDA has approved drugs containing THC and CBD, individual cannabinoids in the plant cannabis sativa L., for a narrow segment of medical conditions.

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

However, in October 2022, President Biden directed the Department of Justice and Department of Health & Human Services to conduct a review of the scheduling status of cannabis. While there can be no assurance, cannabis may be rescheduled or descheduled sometime in 2024 or 2025.

As of July 31, 2023, 39 U.S. states, and the District of Columbia and the territories of Guam, Puerto Rico, the U.S. Virgin Islands, and the Northern Mariana Islands have legalized the cultivation and sale of Medical-Use Cannabis, with at least four of the remaining states expected to pass such legalization measures within the next 12 months. In 23 U.S. states, the sale and possession of both Medical-Use Cannabis and Adult-Use Cannabis has been legalized, though due to the time period between a state’s legalization of commercial cannabis activities and the completion of its regulatory framework and marketplace launch, the purchase of Adult-Use Cannabis is currently possible in 19 states, with the remainder of the currently-legal states to commence sales activities in 2024 or 2025. The District of Columbia has legalized Adult-Use Cannabis but has not yet permitted the commercial sale of Adult Use Cannabis, however, Adult-Use sales are likely to commence in 2025.  10 states have also enacted low-THC / high-CBD only laws for medical cannabis patients. The sale and possession of both Medical-Use Cannabis and Adult-Use Cannabis is legal in the State of California, subject to applicable licensing requirements and compliance with applicable conditions.

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

Exposure to U.S. Marijuana Related Activities

We operate in the United States through various subsidiaries and other entities pursuant to arrangements with third-parties on arm’s length terms as more specifically described herein. As of the date of this Quarterly Report, a majority of our business was directly derived from U.S. cannabis-related activities. As such, a majority of our balance sheet and operating statement for periods following closing of the Qualifying Transaction reflects exposure to U.S. cannabis related activities.

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

An adult-use or medical manufacturing license permits the manufacturing of “manufactured cannabis products.” Manufacturing includes the compounding, blending, extracting, post-processing refinement, infusion, packaging or repackaging, labeling or relabeling, remediation or other preparation of a cannabis product in the State of California. Only cannabis that is grown in the state by a licensed operator can be sold in the state.

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

Ongoing Compliance

Overview

Gold Flora Corporation is subject to the general licensing and regulatory framework in California set out under the heading “United States Regulatory Environment—California.” Gold Flora Corporation has developed a compliance program designed to achieve its strategic business goals while protecting the organization and operations. Gold Flora Corporation’s compliance program integrates external regulations with internal rules and procedures to effectively lay out expectations for employee duties and behaviors; this aligns the goals of Gold Flora Corporation employees with Gold Flora Corporation’s goals and helps our operations run smoothly. We focus on upholding policies and procedures that ensure the organization and our employees comply with applicable laws and regulations.

Employee Training

Gold Flora Corporation provides ongoing employee training, and has completed development of and instituted a robust online training center for employees, in connection with the objectives of Gold Flora Corporation’s compliance program, regulatory and statutory requirements, relevant policies and procedures, and the basic components of the compliance program. All of the training modules available to employees in the online training center were created by Gold Flora Corporation’s in-house Compliance Team. Such training includes additional specialized training for various policies and procedures that are applicable to specific job functions and/or departments where needed to properly perform their jobs. Training is tracked, attested to, and documented. Further, all employees and management are encouraged to request new or refresher compliance training as often as necessary to compliantly fulfill their job duties.

Inventory and Security Policies

Maintaining security and inventory control is important to us and Gold Flora Corporation has adopted a number of policies, procedures, and practices in these areas:

•

Security. Gold Flora Corporation has taken extensive security measures including implementing professionally vetted policies, procedures, and systems to provide comprehensive protection, not only for its physical facilities and inventory, but also for its employees, customers, and the surrounding public. Every licensed facility has strict and limited access controls, thorough video surveillance coverage, and burglar alarms linked to our remote security monitoring service, as well as a loss prevention policy and procedure. These controls are supported by professionally certified on-site security personnel in certain instances.

•

Inventory. Gold Flora Corporation maintains inventory control and reporting systems that document the present location, amount, and a description of all cannabis and cannabis products at all facilities. The traceability of cannabis goods is maintained using the California’s “Track-and-Trace” system, METRC, Gold Flora Corporation’s point-of-sales system, TREEZ, which provides application programming interface with METRC, and Gold Flora Corporation’s integrated enterprise resource planning system (“ERP”), Odoo. We conduct regular continuous cycle counts in addition to both quarterly and annual manual inventory reconciliations, in accordance with regulations and best practices.

Operational Compliance

Internal audits are conducted monthly in the normal course across all active licenses. These audits allow Gold Flora Corporation to identify and monitor our strengths and weaknesses, highlighting continuous opportunities for improvement. These internal audits also provide Gold Flora Corporation with an opportunity to reinforce best practices and to institute changes in areas that are identified as opportunities for improvement. The information discovered and obtained during these internal audits is used to improve the compliance programs, when necessary, by revising practices, strengthening training, and establishing better issue-spotting and reporting processes. The focus of Gold Flora Corporation’s internal compliance audit is to ensure Gold Flora Corporation is compliant with both state and local laws and regulations and internal policies and procedures.

Big Data Analysis

Gold Flora Corporation has invested in a highly scalable data architecture and platform built using leading technologies and tools. By extracting data from Gold Flora Corporation’s ERP software, point-of-sales software, and the California METRC track and trace system and subsequently organizing it in our data warehouse, Gold Flora Corporation has enabled critical data and insights for its compliance efforts. Gold Flora Corporation’s data warehouse secures and stores all data and transactions at frequent intervals, allowing extensive access and analysis to information that is current. Gold Flora Corporation has the ability to understand precise movement of inventory or dollars, past or present, required for review or due diligence as related to compliance requirements or inquiries. Gold Flora Corporation is using this data infrastructure proactively to track, monitor and reconcile inventory levels and for ongoing reconciliation with METRC.

Compliance Personal and Use of External Compliance Counsel and Consultants

Gold Flora Corporation prides itself on a robust internal compliance program encompassing both the compliance measures described above as well as monitoring compliance with U.S. state law on an ongoing basis. Key to those compliance efforts is the employment of individuals dedicated to monitoring California law for changes and updates to statutes and regulations, both at the state level and the local level, that impact business operations. Currently, Gold Flora Corporation employs several individuals whose job function includes some aspect of compliance. Further, Gold Flora Corporation employs a government relations employee whose primary job function is to monitor the changing landscape of state and local law while employing an external consultant and two external law firms that assist in the monitoring, notification, and interpretation of any changes. Additionally, Gold Flora Corporation implements and maintain standard operating procedures (“SOPs”) that are designed for monitoring compliance with California law on an ongoing basis. These SOPs include regular review of current and anticipated statutes, regulations, and ordinances and the training of employees to maintain compliance with California law.

In addition to the internal compliance team and the consultants and law firms described above, Gold Flora Corporation also engages local regulatory compliance counsel and consultants in the jurisdictions in which it operates. Such counsel regularly provides legal advice to Gold Flora Corporation regarding compliance with state and local laws and regulation and its legal and compliance exposures under United States federal law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation as of June 30, 2023, our management, including the Principal Executive Officer and Principal Financial Officer, has concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were not effective to provide reasonable assurance because of a material weakness in our internal control over financial reporting described below.

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

Remediation Activities

We continue to work fully remediate the material weakness and are taking steps to strengthen our internal control over financial reporting.  We are taking appropriate and reasonable steps to remediate the material weakness through the implementation of appropriate segregation of duties, formalization of accounting policies and controls (including evidence of review and timeliness of completion) and retention of appropriate expertise for complex accounting transactions.

During the second quarter of 2023, we focused on preparing for a new ERP implementation with completion targeted by the end of our third quarter of 2023.   It is expected that the new ERP system will help address segregation of duty deficiencies with its more sophisticated user rights assignment capabilities.  Appropriate information technology general controls are being followed.  We believe that these changes will over time improve Gold Flora Corporation’s internal control over financial reporting.

Management expects to continue to review and make necessary changes to the overall design of Gold Flora Corporation’s internal control environment, as well as policies and procedures to improve the overall effectiveness of Gold Flora Corporation’s internal control over financial reporting. The material weakness will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

Except as noted above, there has been no change in our internal control over financial reporting during the quarter ended June 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of the Company, the Company is not a party to any material legal proceedings nor, to the Company’s knowledge, are any such proceedings contemplated by or against the Company.

Item 1A. Risk Factors.

Because Gold Flora Corporation is a successor registrant, we have set forth below a complete set of the Gold Flora Corporation risk factors.

Risks Related to the Business Combination

Each of TPCO and Gold Flora have a history of losses, and Gold Flora Corporation may never achieve profitability or generate positive cash flow.

TPCO had an operating loss of $35,178,232 (including an impairment loss of US$ 403,271) for the six months ended June 30, 2023, an operating loss of US$242,938,219 (including an impairment loss of US$130,566,825) for the year ended December 31, 2022 and an operating loss of US$733,885,024 (including an impairment loss of US$575,498,897) for the year ended December 31, 2021. Gold Flora had operating income of US$ 3,175,185 (including an impairment loss of $Nil) for the year ended December 31, 2022, and an operating loss of US$6,062,218 (including an impairment loss of $Nil) for the year ended December 31, 2021. Gold Flora Corporation may never achieve profitability or generate positive cash flow, which could cause Gold Flora Corporation to curtail its operations and could adversely affect your investment.

Payments in connection with the exercise of dissent rights could have an adverse effect on Gold Flora’s financial condition.

In connection with the Business Combination, holders of approximately 17 million TPCO Common Shares exercised dissent rights in accordance with the Business Corporations Act (British Columbia). These former TPCO shareholders have demanded payment of the fair value of their TPCO Common Shares, in cash, in accordance with the Business Corporations Act (British Columbia). The determination of fair value for this purpose can be made through an agreement between Gold Flora Corporation and the applicable dissenting shareholders, or through an application to the British Columbia courts. Such determination may ultimately exceed the market price of the TPCO Common Shares at the time the resolution approving the Business Combination was passed. Accordingly, a substantial cash payment may be required to be made to such dissenting shareholders, which may have an adverse effect on Gold Flora Corporation’s financial condition and cash resources.

Gold Flora Corporation, following the Transaction, may not realize the anticipated benefits of the Transaction.

The Business Combination was consummated to strengthen the position of each of Gold Flora and TPCO and to create the opportunity to realize certain benefits including, among other things, those set forth above under the heading “Part 1—Business Overview—Transaction Summary—Key Transaction Benefits & Strategic Rationale” in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Achieving the benefits of the Business Combination depends in part on the ability of Gold Flora Corporation to effectively capitalize on its scale, scope and leadership, to realize the anticipated operating synergies, and to maximize the potential of its growth opportunities. A variety of factors, including those risk factors set forth in this Quarterly Report, may adversely affect the ability to achieve the anticipated benefits of the Business Combination.

There are risks related to the integration of TPCO’s and Gold Flora’s existing businesses.

The ability to realize the benefits of the Business Combination will depend in part on successfully consolidating functions and integrating operations, procedures and personnel in a timely and efficient manner, as well as on Gold Flora Corporation’s ability to realize the anticipated growth opportunities and operating synergies from integrating TPCO’s and Gold Flora’s businesses. The integration process may result in the loss of key employees and the disruption of ongoing business, customer and employee relationships that may adversely affect the ability of Gold Flora Corporation to achieve the anticipated benefits of the Business Combination.

Risks Related to the Cannabis Industry and the Gold Flora Corporation’s Business

Cannabis continues to be a controlled substance under the CSA.

Cannabis is regulated at the federal and state level in the United States. To Gold Flora Corporation’s knowledge, as of the date hereof, there are a total of 47 states, plus the District of Columbia, Puerto Rico and Guam that have legalized or decriminalized cannabis in some form (including hemp). Further, ballot initiatives to legalize Adult-Use Cannabis recently passed in Arizona, New Jersey, South Dakota, and Montana, and ballot initiatives to legalize Medical-Use Cannabis passed in South Dakota and Mississippi, with implementation of applicable regulations expected in those states in the near future. Notwithstanding the permissive regulatory environment of cannabis at the state level, cannabis and THC continue to be categorized as controlled substances under the CSA and as such, violate federal law in the United States.

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

Violations of any U.S. federal laws and regulations could result in significant fines, penalties, administrative sanctions, convictions or settlements arising from civil proceedings conducted by either the U.S. federal government or private citizens, or criminal charges, including, but not limited to, disgorgement of profits, cessation of business activities or divestiture. This could have a material adverse effect on Gold Flora Corporation, including its reputation and ability to conduct business, its holding (directly or indirectly) of cannabis licences in the United States, the listing of its securities on the NEO Exchange Inc. (the “Exchange”) or other applicable exchanges,  its financial position, operating results, and profitability or liquidity. In addition, it is difficult to estimate the time or resources that would be needed for the investigation of any such matters or its final resolution because, in part, the time and resources that may be needed are dependent on the nature and extent of any information requested by the applicable authorities involved, and such time or resources could be substantial.

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

The 2013 Cole Memorandum outlined certain priorities for the Department of Justice (“DOJ”) relating to the prosecution of cannabis offenses. In particular, the 2013 Cole Memorandum noted that in jurisdictions that have enacted laws legalizing cannabis in some form and that have also implemented strong and effective regulatory and enforcement systems to control the cultivation, distribution, sale and possession of regulated cannabis, conduct in compliance with those laws and regulations is less likely to be a priority at the federal level. Notably, however, the DOJ has never provided specific guidelines for what regulatory and enforcement systems it deems sufficient under the 2013 Cole Memorandum standard.

In light of limited investigative and prosecutorial resources, the 2013 Cole Memorandum concluded that the DOJ should be focused on addressing only the most significant threats related to cannabis. States where Medical-Use Cannabis had been legalized were not characterized as a high priority. In March 2017, then newly appointed Attorney General Jeff Sessions again noted limited federal resources and acknowledged that much of the 2013 Cole Memorandum had merit; however, he disagreed that it had been implemented effectively and, on January 4, 2018, Attorney General Jeff Sessions authored the Sessions Memorandum, which rescinded all “previous nationwide guidance specific to marijuana enforcement,” including the 2013 Cole Memorandum. The Sessions Memorandum rescinded previous nationwide guidance specific to the prosecutorial authority of United States attorneys relative to cannabis enforcement on the basis that they are unnecessary, given the well-established principles governing federal prosecution that are already in place. Those principles are included in chapter 9.27.000 of the United States Attorneys’ Manual and require federal prosecutors deciding which cases to prosecute to weigh all relevant considerations, including federal law enforcement priorities set by the Attorney General, the seriousness of the crime, the deterrent effect of criminal prosecution, and the cumulative impact of particular crimes on the community.

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

In recent years, certain temporary federal legislative enactments that protect the Medical-Use Cannabis and industry have also been in effect. For instance, cannabis businesses that are in strict compliance with state law receive a measure of protection from federal prosecution by operation of a temporary appropriations measures that has been enacted into law as an amendment (or “rider”) to federal spending bills passed by Congress and signed by both Presidents Obama and Trump. First adopted in the Appropriations Act of 2015, Congress has included in successive budgets since a “rider” that prohibits the DOJ from expending any funds to enforce any law that interferes with a state’s implementation of its own medical cannabis laws. The rider, discussed above, is known as the “Joyce-Blumenauer Amendment”, and now known colloquially as the “Joyce Amendment” after its most recent sponsor. The Joyce-Blumenauer Amendment was included in the Consolidated Appropriations Act of 2020, which was signed by President Trump on December 20, 2019 and funded the departments of the federal government through the fiscal year ending September 30, 2020. In signing the act, President Trump issued a signing statement noting that the Act “provides that the DOJ may not use any funds to prevent implementation of medical cannabis laws by various States and territories,” and further stating “I will treat this provision consistent with the President’s constitutional responsibility to faithfully execute the laws of the United States.” While the signing statement can fairly be read to mean that the executive branch intends to enforce the CSA and other federal laws prohibiting the sale and possession of medical cannabis, the President did issue a similar signing statement in May 2017 and February 2019 and no federal enforcement actions followed. The Joyce-Blumenauer Amendment was renewed through the signing of the fiscal year 2022 omnibus bill, which extended the protections of the Joyce Amendment through December 16, 2022. The fiscal year 2023 spending package included the Joyce-Blumenauer rider, which extended the rider until fiscal year 2024.

Should the Joyce-Blumenauer Amendment not be renewed in subsequent spending bills, there can be no assurance that the federal government will not seek to prosecute cases involving medical cannabis businesses that are otherwise compliant with State law. Such potential proceedings could involve significant restrictions being imposed upon Gold Flora Corporation, while diverting the attention of executives. Such proceedings could have a material adverse effect on Gold Flora Corporation’s business, revenues, operating results and financial condition as well as Gold Flora Corporation’s reputation, even if such proceedings were concluded successfully in favor of Gold Flora Corporation.

Moreover, unless and until the U.S. Congress amends the CSA with respect to Medical-Use Cannabis and/or Adult-Use Cannabis (and as to the timing or scope of any such potential amendments there can be no assurance), there is a risk that federal authorities may enforce current U.S. federal law. If the U.S. federal government begins to enforce U.S. federal laws relating to Regulated Cannabis in states where the sale and use of cannabis is currently legal, or if existing applicable state laws are repealed or curtailed, Gold Flora Corporation’s business, assets, revenues, operating results and financial condition as well as Gold Flora Corporation’s reputation may be material adversely effected. In the extreme case, such enforcement could ultimately involve the prosecution of key executives of Gold Flora Corporation or the seizure of its assets.

U.S. state regulatory uncertainty may adversely impact Gold Flora Corporation.

There is no assurance that state laws legalizing and regulating the sale and use of cannabis will not be repealed, amended or overturned, or that local governmental authorities will not limit the applicability of state laws within their respective jurisdictions. If the U.S. federal government begins to enforce U.S. federal laws relating to cannabis in states where the sale and use of cannabis is currently legal, or if existing state laws are repealed or curtailed, Gold Flora Corporation’s business or operations in those states or under those laws would be materially and adversely affected. Federal actions against any individual or entity engaged in the cannabis industry or a substantial repeal of cannabis related legislation could adversely affect Gold Flora Corporation, its business and its assets or investments.

Certain U.S. states where medical and/or Adult-Use Cannabis is legal have or are considering special taxes or fees on the cannabis industry. It is uncertain at this time whether other states are in the process of reviewing such additional taxes and fees. The implementation of special taxes or fees could have a material adverse effect upon the businesses, results of operations and financial condition of Gold Flora Corporation.

Gold Flora Corporation may be subject to applicable anti-money laundering laws and regulations.

Given the nature of its business, Gold Flora Corporation may be subject to a variety of laws and regulations in the United States that involve money laundering, financial recordkeeping and proceeds of crime, including the Bank Secrecy Act, as amended by Title III of the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (USA PATRIOT Act) and any related or similar rules, regulations or guidelines, issued, administered or enforced by governmental authorities in the United States. Banks often refuse to provide banking services to businesses involved in the U.S. cannabis industry due to the present state of the laws and regulations governing financial institutions in the United States. The lack of banking and financial services presents unique and significant challenges to businesses in the cannabis industry. The potential lack of a secure place in which to deposit and store cash, the inability to pay creditors through the issuance of cheques and the inability to secure traditional forms of operational financing, such as lines of credit, are some of the many challenges presented by the unavailability of traditional banking and financial services.

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

In the event that any of Gold Flora Corporation’s operations, or any proceeds thereof, any dividends or distributions therefrom, or any profits or revenues accruing from such operations in the United States were found to be in violation of money laundering legislation or otherwise, such transactions may be viewed as proceeds of crime under one or more of the statutes noted above or any other applicable legislation. This could restrict or otherwise jeopardize the ability of Gold Flora Corporation to declare or pay dividends or affect other distributions.

FDA rulemaking related to Medical-Use Cannabis and the possible registration of facilities where Medical-Use Cannabis is grown could negatively affect the Medical-Use Cannabis industry, which would directly affect Gold Flora Corporation’s financial condition.

Should the federal government legalize Medical-Use Cannabis, it is possible that the FDA would be tasked by Congress to regulate it under the FDCA. Additionally, the FDA may issue rules and regulations including current good manufacturing practices, or GMPs, related to the growth, cultivation, harvesting and processing of Medical-Use Cannabis. Clinical trials may be needed to verify efficacy and safety. It is also possible that the FDA would require that facilities where Medical-Use Cannabis is grown register with the FDA and comply with certain federal regulations. In the event that some or all of these regulations are imposed, Gold Flora Corporation does not know what the impact would be on the Medical-Use Cannabis industry, including what costs, requirements and possible prohibitions may be enforced. If Gold Flora Corporation are unable to comply with any regulations or registration requirements that the FDA may prescribe, it may be unable to continue to operate its business in its current form or at all.

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

Gold Flora Corporation may have difficulty accessing the services of banks, which may make it difficult to operate its business.

Gold Flora Corporation may have trouble accessing services of financial institutions. For example, in February 2014, FinCEN issued the FinCEN Memorandum (which is not law) that provides guidance with respect to financial institutions providing banking services to cannabis business, including burdensome due diligence expectations and reporting requirements. This guidance does not provide any safe harbors or legal defenses from examination or regulatory or criminal enforcement actions by the DOJ, FinCEN or other federal regulators. Thus, most banks and other financial institutions in the United States do not appear to be comfortable providing banking services to cannabis-related businesses, or relying on this guidance, which can be amended or revoked at any time by the executive branch. In addition to the foregoing, banks may refuse to process debit card payments and credit card companies generally refuse to process credit card payments for cannabis-related businesses. As a result, Gold Flora Corporation may have limited or no access to banking or other financial services in the United States. In addition, federal money laundering statutes and Bank Secrecy Act regulations discourage financial institutions from working with any organization that sells a controlled substance, regardless of whether the state it resides in permits cannabis sales. While the United States House of Representatives has passed the SAFE Banking Act, which would permit commercial banks to offer services to cannabis companies that are in compliance with state law, it remains under consideration by the Senate, and if Congress fails to pass the SAFE Banking Act, Gold Flora Corporation’s inability, or limitations on Gold Flora Corporation’s ability, to open or maintain bank accounts and/or obtain other banking services may make it difficult for Gold Flora Corporation to operate and conduct its business as planned or to operate efficiently.

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

Gold Flora Corporation may have difficulty accessing capital.

Commercial banks, private equity firms and venture capital firms have approached the cannabis industry cautiously to date. However, there are certain high net worth individuals and family offices that have made meaningful investments in companies and businesses similar to Gold Flora Corporation. There is neither a broad nor deep pool of institutional capital that is available to cannabis license holders and license applicants. There can be no assurance that additional financing, if raised privately, will be available to Gold Flora Corporation when needed or on terms which are acceptable to Gold Flora Corporation. Gold Flora Corporation’s inability to raise financing to fund capital expenditures or acquisitions could limit its growth and may have a material adverse effect upon future profitability and ability to continue its operations.

There may be a restriction on deduction of certain expenses.

Section 280E of the United States Internal Revenue Code of 1986, as amended (the “Code”) generally prohibits businesses from deducting or claiming tax credits with respect to expenses paid or incurred in carrying on any trade or business if such trade or business (or the activities which comprise such trade or business) consists of trafficking in controlled substances (within the meaning of Schedule I and II of the CSA) which is prohibited by U.S. federal law or the law of any state in which such trade or business is conducted. Section 280E currently applies to businesses operating in the cannabis industry, irrespective of whether such businesses are licensed and operating in accordance with applicable state laws. The application of Code Section 280E generally causes such businesses to pay higher effective U.S. federal income tax rates than similar businesses in other industries due to the loss of certain deductions and credits. The impact of Code Section 280E on the effective tax rate of a cannabis business generally depends on how large the ratio of non-deductible expenses is to the business’s total revenues. Gold Flora Corporation expects to continue to be subject to Code Section 280E. The application of Code Section 280E to Gold Flora Corporation may adversely affect Gold Flora Corporation’s profitability and, in fact, may cause Gold Flora Corporation to operate at a loss when it would otherwise have a profit. While recent legislative proposals, if enacted into law, could eliminate or diminish the application of Code Section 280E to cannabis businesses, the enactment of any such law is uncertain. Accordingly, Code Section 280E may to apply to Gold Flora Corporation indefinitely.

Gold Flora Corporation may lack access to U.S. bankruptcy protections.

As discussed above, cannabis is illegal under U.S. federal law. Therefore, there is a compelling argument that the federal bankruptcy courts cannot provide relief for parties who engage in regulated cannabis businesses. Recent bankruptcy rulings have denied bankruptcies for dispensaries upon the justification that businesses cannot violate federal law and then claim the benefits of federal bankruptcy for the same activity and upon the justification that courts cannot ask a bankruptcy trustee to take possession of, and distribute Regulated Cannabis-related assets as such action would violate the CSA. Therefore, Gold Flora Corporation may not be able to seek the protection of the bankruptcy courts and this could materially affect its business or its ability to obtain credit.

Gold Flora Corporation’s operations in the U.S. cannabis market may be subject to heightened scrutiny by regulatory authorities.

For the reasons set forth above, Gold Flora Corporation’s existing operations in the United States, and any future operations or investments, may become the subject of heightened scrutiny by securities regulators, stock exchanges and other authorities in Canada and the United States. As a result, Gold Flora Corporation may be subject to significant direct and indirect interaction with public officials. There can be no assurance that this heightened scrutiny will not in turn lead to the imposition of certain restrictions on Gold Flora Corporation’s ability to invest or hold interests in other entities, or have consequences for its stock exchange listing or Canadian reporting obligations, in addition to those described herein. See “—Risks Related to the Cannabis Industry and Gold Flora Corporation’s Business—Cannabis continues to be a controlled substance under the CSA”.

For example, to date, the New York Stock Exchange and the Nasdaq Stock Market have refused to list on their exchanges securities of companies, like Gold Flora Corporation, that are in the business of cultivating and selling cannabis in the United States.

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

Even though the MOU indicated that there are no plans of banning the settlement of securities of issuers with U.S. cannabis related activities through CDS, there can be no guarantee that the settlement of securities will continue in the future. If such a ban were to be implemented, it would have a material adverse effect on the ability of holders of Gold Flora Common Stock to make and settle trades. In particular, the Gold Flora Common Stock would become highly illiquid until an alternative (if available) was implemented, and investors would have no ability to effect a trade of the Gold Flora Common Stock through the facilities of a stock exchange.

Gold Flora Corporation may be subject to the risk of civil asset forfeiture.

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

The constant evolution of laws and regulations affecting the cannabis industry could detrimentally affect Gold Flora Corporation. The current and proposed operations of Gold Flora Corporation are subject to a variety of local, state and federal cannabis laws and regulations relating to the manufacture, management, transportation, storage and disposal of cannabis, as well as laws and regulations relating to consumable products health and safety, the conduct of operations and the protection of the environment. These laws and regulations are broad in scope and subject to evolving interpretations, which could require Gold Flora Corporation to incur substantial costs associated with compliance or alter certain aspects of its business plans. In addition, violations of these laws, or allegations of such violations, could disrupt certain aspects of the business plans of Gold Flora Corporation and result in a material adverse effect on certain aspects of their planned operations. These laws and regulations are rapidly evolving and subject to change with minimal notice. Regulatory changes may adversely affect Gold Flora Corporation’s profitability or cause it to cease operations entirely. The cannabis industry may come under the scrutiny or further scrutiny by the FDA, the SEC, the DOJ, the Financial Industry Regulatory Authority or other federal or applicable state or non-governmental regulatory authorities or self-regulatory organizations that supervise or regulate the production, distribution, sale or use of cannabis for medical or adult-use purposes in the United States. It is impossible to determine the extent of the impact of any new laws, regulations or initiatives that may be proposed, or whether any proposals will become law. The regulatory uncertainty surrounding the industry may adversely affect the business and operations of Gold Flora Corporation, including without limitation, the costs to remain compliant with applicable laws and the impairment of its business or the ability to raise additional capital. In addition, Gold Flora Corporation is not able to predict the nature of any future laws, regulations, interpretations or applications, and it is possible that regulations may be enacted in the future that will be directly applicable to its business.

Gold Flora Corporation may be subject to the risks associated with governmental approvals, permits and compliance with applicable laws.

Government approvals and permits are currently, and may in the future be, required in connection with the operations of Gold Flora Corporation. To the extent such approvals are required and not obtained, Gold Flora Corporation may be curtailed or prohibited from its production, manufacture, and sale of Medical-Use Cannabis and Adult-Use Cannabis or from proceeding with the development of its operations as currently proposed.

Failure to comply with applicable laws, regulations and permitting requirements may result in enforcement actions thereunder, including orders issued by regulatory or judicial authorities causing operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment, or remedial actions. Gold Flora Corporation may be required to compensate those suffering loss or damage by reason of their operations and may have civil or criminal fines or penalties imposed for violations of applicable laws or regulations.

Gold Flora Corporation may not be able to obtain or maintain the necessary licenses, permits, certificates, authorizations or accreditations to operate its businesses, or may only be able to do so at great cost. In addition, Gold Flora Corporation may not be able to comply fully with the wide variety of laws and regulations applicable to the cannabis industry. Failure to comply with or to obtain the necessary licenses, permits, certificates, authorizations or accreditations could result in restrictions on Gold Flora Corporation’s ability to operate in the cannabis industry, which could have a material adverse effect on the business, results of operations and financial condition of Gold Flora Corporation.

Amendments to current laws, regulations and permits governing the production of medical and adult-use cannabis, or more stringent implementation thereof, could have a material adverse impact on Gold Flora Corporation and cause increases in expenses, capital expenditures or production costs, or reduction in levels of production, or require abandonment or delays in development.

There may be difficulty with the enforceability of contracts.

It is a fundamental principle of law that a contract will not be enforced if it involves a violation of law or public policy. Because cannabis remains illegal in the United States at a federal level, judges in multiple U.S. states have on a number of occasions refused to enforce contracts for the repayment of money when the loan was used in connection with activities that violate federal law, even if there is no violation of state law. It is possible that Gold Flora Corporation may not be able to legally enforce contracts it enters into if necessary, which means there can be no assurance that there will be a remedy for breach of contract, which would have a material adverse effect on Gold Flora Corporation’s business, assets, revenues, operating results, financial condition and prospects. For example, at least some federal courts have dismissed lawsuits seeking to enforce contracts involving the purchase or sale of regulated cannabis businesses.

The ability to grow a business with ties to cannabis operations in the United States depends on state laws pertaining to the cannabis industry.

Continued development of the regulated cannabis industry depends upon continued legislative authorization of cannabis at the state level. The status quo of, or progress in, the regulated cannabis industry is not assured and any number of factors could slow or halt further progress in this area. While there may be ample public support for legislative action permitting the manufacture and use of cannabis, numerous factors impact the legislative process. For example, many states that voted to legalize Medical-Use Cannabis and/or Adult-Use Cannabis have seen significant delays in the drafting and implementation of regulations and issuance of licenses. In addition, burdensome regulation at the state level could slow or stop further development of the regulated cannabis industry, such as limiting the medical conditions for which medical cannabis can be recommended by physicians for treatment, restricting the form in which medical cannabis can be consumed, imposing significant registration requirements on physicians and patients or imposing significant taxes on the growth, processing and/or retail sales of cannabis, which could have the impact of dampening growth for cannabis businesses and making it difficult for cannabis businesses to operate profitably in those states. Any one of these factors could slow or halt additional legislative authorization of medical and/or recreational-use cannabis, which could adversely affect Gold Flora Corporation’s business prospects.

A revised statutory and regulatory framework implemented by a newly consolidated agency; cannabis tax relief under consideration in California.

In 2021, California consolidated the three state agencies licensing and regulating commercial cannabis activity in California, merging the Bureau of Cannabis Control, CalCannabis at the California Department of Food and Agriculture, and the Manufactured Cannabis Safety Branch at the Department of Public Health into a single Department of Cannabis Control (the “DCC”) effective July 1, 2021. The DCC in turn promulgated, consolidated and streamlined regulations, adopting the bulk of these on September 29, 2021. The consolidation of the three licensing divisions, development of a unified single licensing system for future cannabis business licenses and the transition of existing licensing data has yet to occur, but is contemplated in California Governor Gavin Newsom’s 2022-2023 Budget Proposal. Still, the enacted form of the uniform licensing protocols and regulatory clean-up as part of a short-term and longer term strategy are unknown. The foregoing changes will continue to impact the processes, procedures, administration, and generally the operations of commercial cannabis licenses in California.

Governor Newsom also recently announced that he is also considering tax relief and/or simplification, in connection with releasing his 2022-2023 Budget Proposal: “It is my goal to look at tax policy to stabilize markets.” The Newsom administration, in addition to potentially adjusting tax rates, could elect to shift the responsibilities of tax collection from the final distributor to the first for cultivation, and for the retail excise tax from the distributor to the retailer. While Gold Flora Corporation closely follows the Newsom administration’s budget proposals and revisions, the legislation, regulations and regulatory and tax impact on the licenses and operations therefrom is not currently known.

Political uncertainty may have an adverse impact on Gold Flora Corporation’s operating performance and results of operations.

General political uncertainty may have an adverse impact on Gold Flora Corporation’s operating performance and results of operations. In particular, the United States continues to experience significant political events that cast uncertainty on global financial and economic markets, especially in light of the upcoming presidential election. It is presently unclear exactly what actions the new administration in the United States will implement, and if implemented, how these actions may impact the cannabis industry in the United States. Any actions taken by the new United States administration may have a negative impact on the United States economies and on the businesses, financial conditions, results of operations and the valuation of United States cannabis companies, including Gold Flora Corporation.

Risks Related to Gold Flora Corporation’s Products and Services

Unfavorable publicity or consumer perception may affect the success of Gold Flora Corporation’s business.

The legal cannabis industry in the United States is at an early stage of its development. Cannabis has been, and is expected to continue to be, a regulated substance for the foreseeable future. Consumer perceptions regarding legality, morality, consumption, safety, efficacy and quality of cannabis are mixed and evolving. Consumer perception can be significantly influenced by scientific research or findings, regulatory investigations, litigation, media attention and other publicity regarding the consumption of cannabis products. There can be no assurance that future scientific research, findings, regulatory proceedings, litigation, media attention or other research findings or publicity will be favorable to the cannabis market or any particular product, or consistent with earlier publicity. Future research reports, findings, regulatory proceedings, litigation, media attention or other publicity that are perceived as less favorable than, or that question earlier research reports, findings or publicity could have a material adverse effect on the demand for cannabis and on the business, results of operations, financial condition and cash flows of Gold Flora Corporation. Further, adverse publicity, reports or other media attention regarding cannabis in general, or associating the consumption of cannabis with illness or other negative effects or events, could have such a material adverse effect.

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

The ability to gain and increase market acceptance of Gold Flora Corporation’s products may require Gold Flora Corporation to establish and maintain its brand name and reputation. In order to do so, substantial expenditures on product development, strategic relationships and marketing initiatives may be required. There can be no assurance that these initiatives will be successful and their failure may have an adverse effect on Gold Flora Corporation.

Further, a shift in public opinion may also result in a significant influence over the regulation of the cannabis industry in the United States or elsewhere. A negative shift in the perception of the public with respect to cannabis in the United States or any other applicable jurisdiction could affect future legislation or regulation. Among other things, such a shift could cause state jurisdictions to abandon initiatives or proposals to legalize Adult-Use Cannabis, thereby limiting the number of new state jurisdictions into which Gold Flora Corporation could expand. Any inability to fully implement Gold Flora Corporation’s expansion strategy may have a material adverse effect on its business, financial condition and results of operations.

Gold Flora Corporation faces competition from the illegal cannabis market.

Gold Flora Corporation faces competition from illegal dispensaries and the illegal market that are unlicensed and unregulated, and that are selling cannabis and cannabis products, including products with higher concentrations of active ingredients, using flavors or other additives or engaging in advertising and promotion activities that Gold Flora Corporation is not permitted to. As these illegal market participants do not comply with the regulations governing the cannabis industry, their operations may also have significantly lower costs. The illegal cannabis market within California and other markets across the United States continues to thrive. The perpetuation of the illegal market for cannabis may have a material adverse effect on Gold Flora Corporation’s business, results of operations, as well as the perception of cannabis use.

Social media may impact Gold Flora Corporation’s reputation.

The increased usage of social media and other web-based tools used to generate, publish and discuss user-generated content and to connect with other users has made it increasingly easier for individuals and groups to communicate and share opinions and views in regard to issuers and their activities, whether true or not and the cannabis industry in general, whether true or not. Negative posts or comments about Gold Flora Corporation or its properties on any social networking website could damage Gold Flora Corporation’s reputation. In addition, employees or others might disclose non-public sensitive information relating to Gold Flora Corporation’s business through external media channels. The continuing evolution of social media will present Gold Flora Corporation with new challenges and risks.

Significant failure or deterioration of Gold Flora Corporation’s quality control systems may adversely impact Gold Flora Corporation.

The quality and safety of Gold Flora Corporation’s products are critical to the success of its business and operations. As such, it is imperative that Gold Flora Corporation’s quality control systems operate effectively and successfully. Quality control systems can be negatively impacted by the design of the quality control systems, the quality training program, and adherence by employees to quality control guidelines. Although Gold Flora Corporation strives to ensure that it and any of its service providers have implemented and adhere to high caliber quality control systems, any significant failure or deterioration of such quality control systems could have a material adverse effect on Gold Flora Corporation business, financial condition, results of operations or prospects.

Service providers could suspend or withdraw service, which could adversely affect Gold Flora Corporation’s business.

As a result of any adverse change to the approach in enforcement of U.S. cannabis laws, adverse regulatory or political changes, additional scrutiny by regulatory authorities, adverse changes in the public perception in respect of the consumption of cannabis or otherwise, third-party service providers to Gold Flora Corporation could suspend or withdraw their services, which may have a material adverse effect on the business, revenues, operating results, financial condition or prospects of Gold Flora Corporation. In this regard, on July 19, 2021, TPCO announced the launch of an updated Caliva app available through the Apple App Store, which allows California-based consumers to make cannabis purchases through the app and to receive rewards through its integrated loyalty program, Caliva CLUB. Previously, Apple had not allowed in-app cannabis purchases on apps sold through the Apple App Store. There can be no assurance that Apple will not change its policy and determine not allow in-app cannabis purchases, which would adversely affect Gold Flora Corporation’s business.

Gold Flora Corporation may be subject to product liability claims.

Gold Flora Corporation manufactures, processes and/or distributes products designed to be ingested by humans, and therefore faces an inherent risk of exposure to product liability claims, regulatory action and litigation if products are alleged to have caused significant loss or injury. In addition, the manufacture and sale of cannabis products involve the risk of injury to consumers due to tampering by unauthorized third parties or product contamination. Previously unknown adverse reactions resulting from human consumption of cannabis products alone or in combination with other medications or substances could occur. Gold Flora Corporation may be subject to various product liability claims, including, among others, that the products produced by it caused injury or illness, include inadequate instructions for use, or include inadequate warnings concerning possible side effects or interactions with other substances. A product liability claim or regulatory action could result in increased costs, could adversely affect the reputation of Gold Flora Corporation and could have a material adverse effect on the business, results of operations and financial condition of Gold Flora Corporation. There can be no assurances that product liability insurance will be obtained or maintained on acceptable terms or with adequate coverage against potential liabilities.

Gold Flora Corporation may be subject to product recalls.

Cultivators, manufacturers and distributors of products are sometimes subject to the recall or return of their products for a variety of reasons, including product defects, such as contamination, unintended harmful side effects or interactions with other substances, packaging safety and inadequate or inaccurate labeling disclosure. If any of the products produced or sold by Gold Flora Corporation are recalled due to an alleged product defect or for any other reason, Gold Flora Corporation could be required to incur the unexpected expense of the recall and any legal proceedings that might arise in connection with the recall and may lose a significant amount of sales and may not be able to replace those sales at an acceptable margin or at all. Additionally, if one of the products produced by Gold Flora Corporation were subject to recall, the image of that product and Gold Flora Corporation could be harmed. A recall for any of the foregoing reasons could lead to decreased demand for products produced by Gold Flora Corporation and could have a material adverse effect on the business, results of operations and financial condition of Gold Flora Corporation.

Gold Flora Corporation is subject to risks inherent in an agricultural business.

Medical-Use Cannabis and Adult-Use Cannabis is an agricultural product. There are risks inherent in the cultivation business, such as insects, plant diseases and similar agricultural risks. Although the products are usually grown indoors or in green houses under climate-controlled conditions, with conditions monitored, there can be no assurance that natural elements will not have a material adverse effect on the production of Gold Flora Corporation’s products and, consequentially, on the business, financial condition and operating results of Gold Flora Corporation.

Gold Flora Corporation may be vulnerable to rising energy costs.

Cannabis growing operations consume considerable energy, making Gold Flora Corporation potentially vulnerable to rising energy costs. Rising or volatile energy costs may adversely impact the business, results of operations, financial condition or prospects of Gold Flora Corporation.

Gold Flora Corporation is reliant on key inputs.

The cannabis business is dependent on a number of key inputs and their related costs including raw materials and supplies related to growing operations, as well as electricity, water and other local utilities. Any significant interruption or negative change in the availability or economics of the supply chain for key inputs, including as a result of additional outbreaks of  COVID-19 or future pandemics, could materially impact the business, financial condition, results of operations or prospects of Gold Flora Corporation. In this regard, California, where all of Gold Flora Corporation’s growing operations are located, experienced droughts in 2021 and 2022, and may experience droughts in the future, which may increase its costs and adversely affect its growing operations. Some of these inputs may only be available from a single supplier or a limited group of suppliers. If a sole source supplier was to go out of business, Gold Flora Corporation might be unable to find a replacement for such source in a timely manner or at all. If a sole source supplier were to be acquired by a competitor, that competitor may elect not to sell to Gold Flora Corporation in the future. Any inability to secure a replacement for such source in a timely manner or at all could have a material adverse effect on the business, financial condition, results of operations or prospects of Gold Flora Corporation.

The pricing of raw materials used in Gold Flora Corporation’s products and some of its products can be extremely volatile, which may have a material adverse effect on Gold Flora Corporation’s financial results.

Gold Flora Corporation purchases and sells certain raw materials. The pricing of these raw materials has been extremely volatile. For example, the price of both flower and distilled cannabis (oil) has fluctuated significantly and, in particular, decreased significantly in the second half of 2021. This volatility may be disruptive to Gold Flora Corporation’s supply chain and have an adverse effect on Gold Flora Corporation’s financial results.

Gold Flora Corporation may be subject to the risk of competition from synthetic production and technological advances.

The pharmaceutical industry may attempt to dominate the cannabis industry, through the development and distribution of synthetic products which emulate the effects and treatment of organic cannabis. If they are successful, the widespread popularity of such synthetic products could change the demand, volume and profitability of the cannabis industry. This could materially adversely affect the ability of Gold Flora Corporation to secure long-term profitability and success through the sustainable and profitable operation of its business.

Results of future clinical research may negatively impact the cannabis industry.

Research in the U.S. and internationally regarding the medical benefits, viability, safety, efficacy, dosing and social acceptance of cannabis or isolated cannabinoids (such as CBD and THC), and associated terpenoids remains in early stages. There have been relatively few clinical trials on the benefits of cannabis or isolated cannabinoids (such as CBD and THC). Although Gold Flora Corporation believes that the articles, reports and studies support its beliefs regarding the medical benefits, viability, safety, risks, efficacy, dosing and social acceptance of cannabis, future basic research and clinical trials may prove such statements to be incorrect, or could raise concerns regarding, and perceptions relating to, cannabis. Future research studies and clinical trials may reach negative conclusions regarding the medical benefits, viability, safety, efficacy, dosing, social acceptance or other facts and perceptions related to cannabis, which could have a material adverse effect on the demand for Gold Flora Corporation’s products with the potential to lead to a material adverse effect on Gold Flora Corporation’s business, financial condition, results of operations or prospects.

Investments made by Gold Flora Corporation’s social equity venture fund may result in losses for Gold Flora Corporation.

Concurrent with the closing of the Qualifying Transaction, the TPCO launched a new social equity venture fund focused on investing in Black and other people-of-color cannabis entrepreneurs with a planned $10,000,000 investment over time and a planned annual contribution of at least 2% of its net income. The social equity fund identifies, conducts diligence on, and invests in such entrepreneurs as a means of directly impacting the issues of social equity and diversity in the cannabis industry. While TPCO has historically made social equity fund investments with the intent of making a profit, investments in businesses, particularly the smaller businesses in which the social equity fund has invested and expects to invest in future, is risky, and Gold Flora Corporation could lose some or all of the capital TPCO has invested in these businesses.

Controversy surrounding vaporizers and vaporizer products may materially and adversely affect the market for vaporizer products and expose Gold Flora Corporation to litigation and additional regulation.

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

This controversy could well extend to non-nicotine vaporizer devices and other product formats. Any such extension could materially and adversely affect Gold Flora Corporation’s business, financial condition, operating results, liquidity, cash flow and operational performance. Litigation pertaining to vaporizer products is accelerating and that litigation could potentially expand to include Gold Flora Corporation’s products, which would materially and adversely affect Gold Flora Corporation’s business, financial condition, operating results, liquidity, cash flow and operational performance.

Other Regulatory Risks

We may have to pay back funds borrowed under the Paycheck Protection Program (“PPP”). As a result, the repayment of certain subsidiaries PPP loans and any potential penalties, could negatively impact Gold Flora Corporation’s business, financial condition and results of operations and prospects.

During 2020, Gold Flora Corporation participated in the Paycheck Protection Program as a part of the Coronavirus Aid, Relief and Economic Securities Act (“Cares Act”) which, in part, provides loans for qualifying businesses with the proceeds to be used for payroll costs, rent, utilities, and interest on other debt obligations. Gold Flora, LLC, through certain of its subsidiaries, borrowed approximately $1 million under the Cares Act.  At the time Gold Flora Corporation borrowed funds under the Cares Act it received guidance that it was eligible to participate in the program.  Subsequent to the receipt of funds, it was determined that the applicable Gold Flora entities may not have been eligible to participate in the program. The PPP loans have been forgiven, but Gold Flora Corporation is in the process of evaluating options regarding the PPP loans, which could include repaying the PPP loans. Any potential penalties in addition to the potential repayment of the forgiven PPP loans could negatively impact Gold Flora Corporation’s business, financial condition and results of operations and prospects.

Gold Flora Corporation may be subject to environmental regulations and risks.

Gold Flora Corporation’s operations are subject to environmental regulation in the jurisdictions in which it operates. These regulations mandate, among other things, the maintenance of air and water quality standards and land reclamation. They also set forth limitations on the generation, transportation, storage and disposal of solid and hazardous waste. Environmental legislation is evolving in a manner which will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors (or the equivalent thereof) and employees. There is no assurance that future changes in environmental regulation, if any, will not adversely affect Gold Flora Corporation’s operations.

Government approvals and permits are currently, and may in the future, be required in connection with Gold Flora Corporation’s operations. To the extent such approvals are required and not obtained, Gold Flora Corporation may be curtailed or prohibited from its current or proposed production, manufacturing or sale of cannabis or from proceeding with the development of its operations as currently proposed. States mandate unique inventory tracking requirements and systems which may present implementation and adherence challenges for operators, such as California’s METRC track and trace inventory system, which requires integration with other systems and suffers frequent outages.

Failure to comply with applicable laws, regulations and permitting requirements may result in enforcement actions thereunder, including orders issued by regulatory or judicial authorities causing operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment, or remedial actions. Gold Flora Corporation may be required to compensate those suffering loss or damage by reason of its operations and may have civil or criminal fines or penalties imposed for violations of applicable laws or regulations.

Amendments to current laws, regulations and permits governing the production or manufacturing of cannabis, or more stringent implementation thereof, could have a material adverse impact on Gold Flora Corporation and cause increases in expenses, capital expenditures or production or manufacturing costs or reduction in levels of production or manufacturing or require abandonment or delays in development.

Gold Flora Corporation may be subject to constraints on the marketing of its products.

The development of Gold Flora Corporation’s business and operating results may be hindered by applicable restrictions on sales and marketing activities imposed by government regulatory bodies. The regulatory environment in the United States limits companies’ abilities to compete for market share in a manner similar to other industries. If Gold Flora Corporation is unable to effectively market its products and compete for market share, or if the costs of compliance with government legislation and regulation cannot be absorbed through increased selling prices for its products, Gold Flora Corporation’s sales and results of operations could be adversely affected.

Risks Relating to Gold Flora Corporation’s Business Structure

Gold Flora Corporation is reliant on its management team.

The success of Gold Flora Corporation is dependent upon the ability, expertise, judgment, discretion and good faith of its senior management, including Laurie Holcomb, its CEO. While employment agreements or management agreements and equity incentives that vest over time are customarily used as a primary method of retaining the services of key employees, these agreements and equity incentives cannot assure the continued services of such employees. Any loss of the services of such individuals could have a material adverse effect on Gold Flora Corporation’s business, operating results, financial condition or prospects.

Gold Flora Corporation is a holding company.

Gold Flora is a holding company and essentially all of its assets, other than certain real property, constitute the capital stock of its subsidiaries. As a result, investors are subject to the risks attributable to Gold Flora Corporation’s subsidiaries. As a holding company, Gold Flora Corporation will conduct substantially all of its business through subsidiaries, which generate substantially all of Gold Flora Corporation’s revenues. Consequently, Gold Flora Corporation’s cash flows and ability to complete current or desirable future enhancement opportunities are dependent on the earnings of Gold Flora Corporation’s subsidiaries and the distribution of those earnings to Gold Flora Corporation. The ability of these entities to pay dividends and other distributions depends on their operating results and is subject to applicable laws and regulations, which require that solvency and capital standards be maintained by such subsidiaries and contractual restrictions are contained in the instruments governing their debt. In the event of a bankruptcy, liquidation or reorganization of any of Gold Flora Corporation’s material subsidiaries, holders of indebtedness and trade creditors may be entitled to payment of their claims from the assets of those subsidiaries before Gold Flora Corporation.

General Risks related to Gold Flora Corporation

Limited market for Gold Flora Corporation’s securities

The Gold Flora Common Stock and the 35,837,500 outstanding Gold Flora Warrants are listed on the Exchange. However, there can be no assurance that an active and liquid market for the Gold Flora Common Stock or the Gold Flora Warrants will develop or be maintained and an investor may find it difficult to resell any securities of Gold Flora Corporation. The daily average trading volume of the Common Shares and Warrants has historically been extremely volatile. It is likely such volatility, and therefore risk to Company investors, will continue.

Any equity financings undertaken or acquisitions by Gold Flora Corporation may dilute the interests of Gold Flora Corporation’s stockholders and further depress the price of the Gold Flora Common Stock.

If Gold Flora Corporation raises additional capital through the issuance of equity securities (including securities convertible or exchangeable into equity securities) or completes an acquisition or merger by issuing additional equity securities, such issuance may substantially dilute the interests of its stockholders and reduce the value of their investment. As of August 11, 2023, there were 288,425,908 shares of Gold Flora Common Stock outstanding, and Gold Flora Corporation’s certificate of incorporation provides that a total 450,000,000 shares of Gold Flora Common Stock may be issued. The board of directors of Gold Flora Corporation (the “Gold Flora Board”) has the discretion to determine the price and the terms of issue of future issuances. Moreover, additional shares of Gold Flora Common Stock may be issued upon the exercise or vesting of awards under Gold Flora Corporation 2023 Equity Incentive Plan and upon the exercise of outstanding Gold Flora Warrants. The market price of the Gold Flora Common Stock could decline as a result of issuances of new shares or sales of Gold Flora Common Stock in the market or the perception that such sales could occur. Sales by stockholders of Gold Flora Corporation might also make it more difficult for Gold Flora Corporation itself to sell equity securities at a time and price that it deems appropriate.

There is no guarantee that the Gold Flora Warrants will ever be in-the-money, and the Gold Flora Warrants may expire worthless.

The Gold Flora Warrants became exercisable on March 22, 2021 at an exercise price of US$11.50 per Common Share and expire on January 15, 2026. The closing price of the Gold Flora Common Stock on the Exchange was C$0.17 on August 3, 2023. There is no guarantee that the Gold Flora Warrants will ever be in-the-money prior to their expiration, and as such, the Gold Flora Warrants may expire worthless.

Financial reporting obligations of being a public company in Canada and the United States are expensive and time-consuming, and Gold Flora Corporation management will be required to devote substantial time to compliance matters.

As a public company with securities listed on the Exchange, Gold Flora Corporation is subject to the reporting requirements of applicable securities rules and regulations of Canadian securities regulators and other requirements in Canada. Complying with these rules and regulations increases Gold Flora Corporation’s legal and financial compliance costs, makes some activities more difficult, time-consuming and costly, and increases demand on Gold Flora Corporation’s systems and resources. In addition, the obligations of being a public company in the United States require significant expenditures and place significant demands on Gold Flora Corporation’s management and other personnel, including costs resulting from public company reporting obligations under the Exchange Act and the rules and regulations regarding corporate governance practices, including those under the Sarbanes-Oxley Act of 2002, as amended (“Sarbanes-Oxley”) and the Dodd-Frank Wall Street Reform and Consumer Protection Act. These rules require the establishment and maintenance of effective disclosure controls and procedures and internal control over financial reporting among many other complex rules that are often difficult to implement, monitor and maintain compliance with. Moreover, despite recent reforms made possible by the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), the reporting requirements, rules and regulations will make some activities more time-consuming and costly, particularly after Gold Flora Corporation is no longer deemed an “emerging growth company” or a “smaller reporting company.” In addition, Gold Flora Corporation expects these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and Gold Flora Corporation may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. Gold Flora Corporation management and other personnel will need to devote a substantial amount of time to ensure that Gold Flora Corporation complies with all of these requirements and to keep pace with new regulations, otherwise Gold Flora Corporation may fall out of compliance and risk becoming subject to litigation, among other potential problems. Compliance with these rules and regulations could also make it more difficult for us to attract and retain qualified members of the Gold Flora Board.

TPCO identified a material weakness in its internal control over financial reporting. If Gold Flora Corporation fails to comply with the rules under Sarbanes-Oxley related to accounting controls in the future, or, if Gold Flora Corporation discovers further material weaknesses or other deficiencies in its internal control over financial reporting or Gold Flora Corporation fails to maintain effective disclosure controls and procedures, the price of the Gold Flora Common Stock could decline, which would make raising capital could be more difficult.

Pursuant to Rule 13a-15(c) under the Exchange Act, Gold Flora Corporation is required to conduct annual management assessments of the effectiveness of its internal control over financial reporting. The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

In addition, pursuant to Rule 13a-15(b) under the Exchange Act, Gold Flora Corporation is required to evaluate the effectiveness of Gold Flora Corporation’s disclosure controls and procedures each quarter. the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

While TPCO and its independent registered public accounting firm did not and were not required to perform an audit of TPCO’s internal control over financial reporting with respect to 2021, in connection with the audit of TPCO’s 2021 consolidated financial statements, TPCO and its independent registered public accounting firm identified control deficiencies in the design and operation of its internal control over financial reporting that constituted a material weakness. TPCO did not design or maintain an effective control environment commensurate with financial reporting requirements. Specifically, TPCO lacked a sufficient number of adequately skilled professionals to appropriately analyze, record and disclose accounting matters timely and accurately while maintaining appropriate segregation of duties. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Despite the efforts TPCO has undertaken, it had not remediated this material weakness as of June 30, 2023. Gold Flora Corporation cannot assure you that the additional measures its expect to take in the future will be sufficient to remediate the material weakness identified by TPCO or avoid the identification of additional material weaknesses in the future. If the steps Gold Flora Corporation takes do not remediate the material weakness in a timely manner, there could continue to be a reasonable possibility that this material weakness or other control deficiencies could result in a material misstatement of Gold Flora Corporation’s annual or interim financial statements that would not be prevented or detected on a timely basis, which could in turn cause its stock price to decline significantly and make raising capital more difficult. If Gold Flora Corporation fails to remediate this material weakness, identify future material weaknesses in its internal control over financial reporting or fails to meet the demands placed on it as a public company, including the requirements of Sarbanes-Oxley, Gold Flora Corporation may be unable to accurately report its financial results or report them within the timeframes required by law or stock exchange regulations. Failure to comply with Section 404 of Sarbanes-Oxley could also potentially subject Gold Flora Corporation to sanctions or investigations by the SEC or other regulatory authorities. If additional material weaknesses exist or are discovered in the future, and Gold Flora Corporation is unable to remediate any such material weakness, its reputation, results of operations and financial condition could suffer.

Risks associated with recent or future acquisitions.

Prior to the Business Combination, as part of Gold Flora’s overall business strategy, Gold Flora recently completed its acquisitions of Captain Kirk Services Inc., including its core retail outlet, Airfield Supply, Higher Level of Care Seaside, Inc. and Higher Level of Care Hollister, Inc. . In addition, TPCO recently completed its acquisition of 100% of the equity of Coastal Holding Company, LLC, a California retail dispensary and delivery operator. Gold Flora Corporation intends to pursue strategic acquisitions which could provide additional product offerings, integrations, additional industry expertise or a stronger industry presence in both existing and new jurisdictions. Recent and future acquisitions may expose Gold Flora Corporation to potential risks, including risks associated with: (i) the integration of new operations, services and personnel; (ii) unforeseen or hidden liabilities; (iii) the diversion of resources from Gold Flora Corporation’s existing interests and business; (iv) potential inability to generate sufficient revenue to offset new costs; (v) the expenses of acquisitions; or (vi) the potential loss of or harm to relationships with both employees and existing users resulting from its integration of new businesses. In addition, any proposed acquisitions may be subject to regulatory approval.

Gold Flora Corporation may invest in cannabis companies, including pre-revenue companies, that may not be able to meet anticipated revenue targets in the future.

Gold Flora Corporation may make investments in companies with no significant sources of operating cash flow and no revenue from operations. Investments in such companies will be subject to risks and uncertainties that new companies with no operating history may face. In particular, there is a risk that Gold Flora Corporation’s investment in these pre-revenue companies will not be able to meet anticipated revenue targets or will generate no revenue at all. The risk is that underperforming pre-revenue companies may lead to these businesses failing, which could have a material adverse effect on Gold Flora Corporation’s business, prospects, revenue, results of operation and financial condition.

Gold Flora Corporation may not be able to achieve sustainable revenues and profitable operations.

Gold Flora Corporation’s ability to carry out and implement its planned business objectives and strategies may be dependent upon, among other things, its ability to achieve sustainable revenues and profitable operations. There can be no assurance that Gold Flora Corporation will be able to generate positive cash flow from its operations in the future, that additional capital or other types of financing will be available when needed, or that these financings will be on terms favorable to Gold Flora Corporation. If Gold Flora Corporation is unable to maintain positive cash flow from its operations, its ability to carry out and implement its planned business objectives and strategies may be significantly delayed, limited, or may not occur.

Financial projections may prove materially inaccurate or incorrect.

Gold Flora Corporation does not currently provide any financial guidance or projections. Gold Flora Corporation may elect to provide financial projections in the future. Any of Gold Flora Corporation’s financial estimates, projections and other forward-looking information or statements were prepared by Gold Flora Corporation without the benefit of reliable historical industry information or other information customarily used in preparing such estimates, projections and other forward-looking information or statements. Such forward-looking information or statements are based on assumptions of future events that may or may not occur. Investors should inquire of Gold Flora Corporation and become familiar with the assumptions underlying any estimates, projections or other forward-looking information or statements. Projections are inherently subject to varying degrees of uncertainty and their achievability depends on the timing and probability of a complex series of future events. There is no assurance that the assumptions upon which these projections are based will be realized. Accordingly, investors should not rely on any projections to indicate the actual results Gold Flora Corporation might achieve.

There can be no assurance that Gold Flora Corporation’s strategic alliances or expansions of scope of existing relationships will have a beneficial impact on Gold Flora Corporation’s business, financial condition and results of operations.

Gold Flora Corporation may enter into strategic alliances and partnerships with third parties that Gold Flora Corporation believes will complement or augment its business. Gold Flora Corporation’s ability to complete strategic alliances is dependent upon, and may be limited by, the availability of suitable candidates and capital. In addition, strategic alliances could present unforeseen integration obstacles or costs, may not enhance Gold Flora Corporation’s business and may involve risks that could adversely affect Gold Flora Corporation, including significant amounts of management time that may be diverted from operations in order to pursue and complete such transactions or maintain such strategic alliances. Future strategic alliances could result in the incurrence of additional debt, costs and contingent liabilities, and there can be no assurance that such strategic alliances will achieve the expected benefits to Gold Flora Corporation’s business. Any of the foregoing could have a material adverse effect on Gold Flora Corporation’s business, financial condition and results of operations.

Competition in the cannabis industry is intense and increased competition by larger and better-financed competitors could materially and adversely affect the business, financial condition and results of operations of Gold Flora Corporation.

Gold Flora Corporation will face intense competition from other companies, some of which can be expected to have longer operating histories and more financial resources and experience than Gold Flora Corporation. Increased competition by larger and better financed competitors could materially and adversely affect the business, financial condition, results of operations or prospects of Gold Flora Corporation. Because of the early stage of the industry in which Gold Flora Corporation operates, Gold Flora Corporation expects to face additional competition from new entrants. To become and remain competitive, Gold Flora Corporation will require research and development, marketing, sales and support. Gold Flora Corporation may not have sufficient resources to maintain research and development, marketing, sales and support efforts on a competitive basis which could materially and adversely affect the business, financial condition, results of operations or prospects of Gold Flora Corporation.

Gold Flora Corporation is dependent on equipment and skilled labor.

The ability of Gold Flora Corporation to compete and grow will be dependent on it having access, at a reasonable cost and in a timely manner, to skilled labor, equipment, parts and components. No assurances can be given that Gold Flora Corporation will be successful in maintaining its required supply of skilled labor, equipment, parts and components, including as a result of the COVID-19 pandemic. It is also possible that the final costs of the major equipment contemplated by Gold Flora Corporation’s capital expenditure plans may be significantly greater than anticipated by Gold Flora Corporation’s management, and may be greater than the funds available to Gold Flora Corporation, in which circumstance Gold Flora Corporation may curtail, or extend the timeframes for completing, its capital expenditure plans. This could have an adverse effect on the business, financial condition, results of operations or prospects of Gold Flora Corporation.

The cannabis industry is difficult to forecast.

Gold Flora Corporation must rely largely on its own market research to forecast sales as detailed forecasts are not generally obtainable from other sources at this early stage of the industry. The California cannabis industry experienced an unprecedented decline in the average price per pound of cannabis biomass throughout 2022, making historical data less reliable. Furthermore, mergers and acquisitions, which represent a material portion of Gold Flora Corporation’s strategy, are particularly difficult to forecast. If Gold Flora Corporation’s forecasts are not accurate as a result of competition, biomass commoditization, integration, deal-execution, technological change, change in the regulatory or legal landscape, change in consumer behavior, or other factors, the business, results of operations, financial condition or prospects of Gold Flora Corporation may be adversely affected. See “General Risk Factors – Financial projections may prove material inaccurate or incorrect”.

Gold Flora Corporation may be subject to the risk of litigation.

Gold Flora Corporation is a party to litigation from time to time in the ordinary course of business which could adversely affect its business. Should any litigation in which Gold Flora Corporation becomes involved be determined against Gold Flora Corporation, such a decision could adversely affect Gold Flora Corporation’s ability to continue operating. Even if Gold Flora Corporation is involved in litigation and wins, litigation can redirect significant company resources. Litigation may also create a negative perception of Gold Flora Corporation’s brand.

Gold Flora Corporation may be subject to risks related to information technology systems, including cyber-attacks.

Gold Flora Corporation’s operations depend, in part, on how well it and its suppliers protect networks, equipment, information technology systems and software against damage from a number of threats, including, but not limited to, cable cuts, damage to physical plants, natural disasters, intentional damage and destruction, fire, power loss, ransomware, hacking, computer viruses, vandalism and theft. Gold Flora Corporation’s operations also depend on the timely maintenance, upgrade and replacement of networks, equipment, information technology systems and software, as well as pre-emptive expenses to mitigate the risks of failures. Any of these and other events could result in information system failures, delays, theft and/or increase in capital expenses. The failure of information systems or a component of information systems could, depending on the nature of any such failure, adversely impact Gold Flora Corporation’s reputation and results of operations. Gold Flora Corporation, Gold Flora and TPCO have not experienced any material losses to date relating to cyber-attacks or other information security breaches, but there can be no assurance that Gold Flora Corporation will not incur such losses in the future. Gold Flora Corporation’s risk and exposure to these matters cannot be fully mitigated because of, among other things, the evolving nature of these threats. As a result, cyber security and the continued development and enhancement of controls, processes and practices designed to protect systems, computers, software, data and networks from attack, damage or unauthorized access is a priority. As cyber threats continue to evolve, Gold Flora Corporation may be required to expend additional resources to continue to modify or enhance protective measures or to investigate and remediate any security vulnerabilities.

Gold Flora Corporation may be subject to risks related to security breaches.

Given the nature of Gold Flora Corporation’s products and its lack of legal availability outside of channels approved by the United States federal government, as well as the concentration of inventory in its facilities, and despite meeting or exceeding all legislative security requirements, there remains a risk of shrinkage as well as theft. A security breach at one of Gold Flora Corporation’s facilities could expose Gold Flora Corporation to additional liability and to potentially costly litigation, increase expenses relating to the resolution and future prevention of these breaches and may deter potential customers from choosing Gold Flora Corporation’s products. In addition, Gold Flora Corporation collects and stores personal information about its customers and is responsible for protecting that information from privacy breaches. A privacy breach may occur through procedural or process failure, information technology malfunction, or deliberate unauthorized intrusions. Theft of data for competitive purposes, particularly customer lists and preferences, is an ongoing risk whether perpetrated via employee collusion or negligence or through deliberate cyber-attack. Any such theft or privacy breach would have a material adverse effect on Gold Flora Corporation’s business, financial condition, results of operations and prospects.

Gold Flora Corporation may be subject to intellectual property risks.

Gold Flora Corporation has certain proprietary intellectual property, including but not limited to brands, trademarks, trade names, copyright protected materials, trade secrets, and proprietary and/or confidential processes and know-how. Gold Flora Corporation will rely on this intellectual property, know-how and other proprietary information, and require employees, consultants, partners and suppliers to sign confidentiality agreements as appropriate. However, confidentiality agreements may be breached, and Gold Flora Corporation’s remedies under law may not have the effect of fully mitigating or preventing damage stemming from a breach. Furthermore, Gold Flora Corporation may enter into agreements to license its intellectual property with third parties in states where Gold Flora Corporation currently does not operate. In such instances, Gold Flora Corporation will be reliant on third-party licensees to comply with trademark guidelines and otherwise be diligent stewards of Gold Flora Corporation’s intellectual property. Third party licensees may not protect Gold Flora Corporation’s intellectual property against counterfeit copies of Gold Flora Corporation brands or trademarks, for example.

Absent of breach, third parties may independently develop substantially equivalent proprietary information without infringing upon any proprietary technology. Third parties may otherwise gain access to Gold Flora Corporation’s proprietary information and adopt it in a competitive manner. Any loss of intellectual property protection may have a material adverse effect on Gold Flora Corporation’s business, results of operations or prospects.

As long as cannabis remains illegal under U.S. federal law as a Schedule I controlled substance pursuant to the CSA, the benefit of certain U.S. federal laws and protections which may be available to most businesses, such as federal trademark protection regarding the intellectual property of a business, may not be available to Gold Flora Corporation. For example, in the United States, registered federal trademark protection is only available for goods and services that can be lawfully used in interstate commerce; the U.S. Patent and Trademark Office is not currently approving any trademark applications for cannabis, or certain goods containing U.S. hemp-derived CBD (such as dietary supplements and food) until the FDA and the USDA provide clearer guidance on the regulation of such products. As a result, Gold Flora Corporation’s intellectual property may not be adequately or sufficiently protected against the use or misappropriation by third parties. In addition, since the regulatory framework of the cannabis industry is in a constant state of flux, Gold Flora Corporation can provide no assurance that it will obtain any protection of its intellectual property, whether on a federal, provincial, state or local level, despite its efforts to so do. While many states do offer the ability to protect and register trademarks independent of the federal government, and courts have recognized the legal validity of common law rights in cannabis-business trademarks, such common law rights and state-registered trademarks provide a lower degree of protection than would federally registered marks as the rights provided are state-by-state and not nationwide and are dependent on use rather than intent to use.

Gold Flora Corporation’s intellectual property rights may be invalid or unenforceable under applicable laws, and Gold Flora Corporation may be unable to have issued or registered, and unable to enforce, its intellectual property rights.

The laws and positions of intellectual property offices administering such laws regarding intellectual property rights relating to cannabis and cannabis-related products are constantly evolving, and there is uncertainty regarding which countries will permit the filing, prosecution, issuance, registration and enforcement of intellectual property rights relating to cannabis and cannabis-related products. Gold Flora Corporation’s ability to obtain registered trademark protection for cannabis and cannabis-related goods and services (including hemp and hemp-related goods and services), may be limited in certain countries, including the United States, where registered federal trademark protection is currently unavailable for trademarks covering the sale of cannabis products or certain goods containing U.S. hemp-derived CBD (such as dietary supplements and foods) until the FDA provides clearer guidance on the regulation of such products. Accordingly, Gold Flora Corporation’s ability to obtain intellectual property rights or enforce intellectual property rights against third-party uses of similar trademarks may be limited.

Moreover, in any infringement proceeding, some or all of Gold Flora Corporation’s current or future trademarks, patents or other intellectual property rights or other proprietary know-how, or arrangements or agreements seeking to protect the same for Gold Flora Corporation’s benefit, may be found invalid, unenforceable, anti-competitive or not infringed. An adverse result in any litigation or defense proceedings could put one or more of Gold Flora Corporation’s current or future trademarks, patents or other intellectual property rights at risk of being invalidated or interpreted narrowly and could put existing intellectual property applications at risk of not being issued. Any or all of these events could materially and adversely affect Gold Flora Corporation’s business, financial condition and results of operations.

Gold Flora Corporation may be subject to allegations that it is in violation of third-party intellectual property rights, and Gold Flora Corporation may be found to infringe third-party intellectual property rights, possibly without the ability to obtain licenses necessary to use such third-party intellectual property rights.

Other parties may claim that Gold Flora Corporation’s products infringe on their intellectual property rights, including with respect to patents, and Gold Flora Corporation’s operation of its business, including its development, manufacture and sale of its goods and services, may be found to infringe third-party intellectual property rights. There is a risk that Gold Flora Corporation is infringing the proprietary rights of third parties because numerous United States and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields that are the focus of Gold Flora Corporation’s business, and which may cover the development, manufacturing, sale or use of Gold Flora Corporation’s products, processes or other aspects of its business operations. Others might have been the first to make the inventions covered by each of its pending patent applications and/or might have been the first to file patent applications for these inventions. In addition, because patent applications take many months to publish and patent applications can take many years to issue, there may be currently pending applications, unknown to Gold Flora Corporation, which may later result in issued patents that cover the production, manufacture, synthesis, commercialization, formulation or use of Gold Flora Corporation’s products. As a result, there may be currently pending patent applications, some of which may still be confidential, that may later result in issued patents that Gold Flora Corporation’s products or processes may infringe. In addition, the production, manufacture, synthesis, commercialization, formulation or use of Gold Flora Corporation’s products may infringe existing patents of which Gold Flora Corporation is not aware. In addition, third parties may obtain patents in the future and claim that use of Gold Flora Corporation’s inventions, trade secrets, technical know-how and proprietary information, or the manufacture, use or sale of its products infringes upon those patents. Third parties may also claim that Gold Flora Corporation’s use of its trademarks infringes upon their trademark rights.

Defending itself against third-party claims, including litigation in particular, would be costly and time consuming and would divert management’s attention from its business, which could lead to delays in Gold Flora Corporation’s development or commercialization efforts. Such claims, whether or not meritorious, may result in the expenditure of significant financial and managerial resources, legal fees, result in injunctions, temporary restraining orders, other equitable relief, and/or require the payment of damages, any or all of which may have an adverse impact on Gold Flora Corporation’s business. If third parties are successful in their claims, Gold Flora Corporation might have to pay substantial damages or take other actions that are adverse to Gold Flora Corporation’s business. In addition, Gold Flora Corporation may need to obtain licenses from third parties who allege that Gold Flora Corporation has infringed on their lawful rights. Such licenses may not be available on terms acceptable to Gold Flora Corporation, and Gold Flora Corporation may be unable to obtain any licenses or other necessary or useful rights under third-party intellectual property.

Gold Flora Corporation receives licenses to use some third-party intellectual property rights, and the failure of the owner of such intellectual property to properly maintain or enforce the intellectual property underlying such licenses, or Gold Flora Corporation’s inability to maintain such licenses, could have a material adverse effect on Company’s business, financial condition and performance.

Gold Flora Corporation is party to licenses granted by third parties, including the certain brands and trademarks, that give Gold Flora Corporation rights to use third-party intellectual property that is necessary or useful to Gold Flora Corporation’s business. Gold Flora Corporation’s success will depend, in part, on the ability of the applicable licensor to maintain and enforce its licensed intellectual property against other third parties, particularly intellectual property rights to which Gold Flora Corporation has secured exclusive rights. Without protection for the intellectual property Gold Flora Corporation has licensed, other companies might be able to offer substantially similar products for sale, or utilize substantially similar processes, any of which could have a material adverse effect on Gold Flora Corporation’s business, financial condition and results of operations.

Any of Gold Flora Corporation’s licensors may allege that Gold Flora Corporation has breached its license agreements with those licensors, whether with or without merit, and accordingly seek to terminate Gold Flora Corporation’s applicable licenses. If successful, this could result in Gold Flora Corporation’s loss of the right to use applicable licensed intellectual property, which could adversely affect its ability to commercialize its products or services, as well as have a material adverse effect on its business, financial condition and results of operations.

Any of these outcomes could impair Gold Flora Corporation’s ability to prevent competition from third parties, which could materially and adversely affect its business, financial condition and results of operations.

Gold Flora Corporation may be subject to the risks associated with fraudulent or illegal activity by its employees, contractors and consultants.

Gold Flora Corporation is exposed to the risk that its employees, independent contractors and consultants may engage in fraudulent or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent unauthorized conduct that violates: (i) government regulations, including regulations of the DCC; (ii) manufacturing standards; (iii) federal, state and provincial healthcare fraud and abuse laws and regulations; (iv) laws that require the true, complete and accurate reporting of financial information or data; or (v) contractual arrangements, including confidentiality requirements. It may not always be possible for Gold Flora Corporation to identify and deter misconduct by its employees and other third parties, and the precautions taken by Gold Flora Corporation to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting Gold Flora Corporation from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with applicable laws or regulations or contractual requirements. If any such actions are instituted against Gold Flora Corporation, and it is not successful in defending itself or asserting its rights, those actions could have a significant impact on Gold Flora Corporation’s business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of Gold Flora Corporation’s operations, any of which could have a material adverse effect on Gold Flora Corporation’s business, financial condition, results of operations or prospects.

Gold Flora Corporation may be subject to risks related to high bonding and insurance coverage.

There is a risk that a greater number of state regulatory agencies will begin requiring entities engaged in certain aspects of the business or industry of legal cannabis to post a bond or significant fees when, for example, applying for a dispensary license or renewal as a guarantee of payment of sales and franchise tax. Gold Flora Corporation is not able to quantify at this time the potential scope for such bonds or fees in the states in which it currently or may in the future operate. Any bonds or fees of material amounts could have a negative impact on the ultimate success of Gold Flora Corporation’s business. Gold Flora Corporation’s business is subject to a number of risks and hazards generally, including adverse environmental conditions (such as droughts), accidents, labor disputes and changes in the regulatory environment. Such occurrences could result in damage to assets, personal injury or death, environmental damage, delays in operations, monetary losses and possible legal liability. Although Gold Flora Corporation maintains insurance to protect against certain risks in such amounts as it considers to be reasonable, insurance does not cover all the potential risks associated with its operations. Gold Flora Corporation may also be unable to maintain insurance to cover these risks at economically feasible premiums. Insurance coverage may not continue to be available or may not be adequate to cover any resulting liability. Moreover, insurance against risks such as environmental pollution or other hazards encountered in the operations of Gold Flora Corporation is not generally available on acceptable terms. Gold Flora Corporation might also become subject to liability for pollution, fire, explosion or other hazards which it may not be insured against or which Gold Flora Corporation may elect not to insure against because of premium costs or other reasons. Losses from these events may cause Gold Flora Corporation to incur significant costs that could have a material adverse effect upon its business, results of operations, financial condition or prospects.

Global financial conditions and future economic shocks may impair Gold Flora Corporation’s financial condition.

Future economic shocks may be precipitated by a number of causes, including a rise in the price of oil, geopolitical instability, pandemics or outbreaks of new infectious diseases or viruses and natural disasters. Any sudden or rapid destabilization of global economic conditions, including the recent bank failures, could impact Gold Flora Corporation’s ability to obtain equity or debt financing in the future on terms favorable to Gold Flora Corporation, or at all. Additionally, any such occurrence could cause decreases in asset values that are deemed to be other than temporary, which may result in impairment losses. In such an event, Gold Flora Corporation’s operations and financial condition could be adversely impacted.

Furthermore, general market, political and economic conditions, including, for example, inflation, interest and currency exchange rates, structural changes in the cannabis industry, supply and demand for commodities, political developments, legislative or regulatory changes, social or labor unrest and stock market trends will affect Gold Flora Corporation’s operating environment and its operating costs and profit margins and the price of its securities. Any negative events in the global economy could have a material adverse effect on Gold Flora Corporation’s business, financial condition, results of operations or prospects.

Gold Flora Corporation’s operations may be adversely affected by changes in the economic environment, including the rise in inflation, an economic slowdown and impacts from recent bank failures.

Gold Flora Corporation’s operations could be affected by the economic environment in which it operates should the unemployment level, interest rates or inflation reach levels that influence consumer trends and, consequently, impact Gold Flora Corporation’s sales and profitability.

Gold Flora Corporation has experienced inflationary impacts on key production inputs, wages and other costs of labor, equipment, services, and other business expenses. Commodity prices in particular have risen significantly over the past year. Inflation and its negative impacts could escalate in future periods.

We may not be able to include these additional costs in the prices of the products we sell. As a result, inflation may have a material adverse effect on Gold Flora Corporation’s results of operations and financial condition.

Management of growth may prove to be difficult.

Gold Flora Corporation may be subject to growth-related risks including capacity constraints and pressure on its internal systems and controls. The ability of Gold Flora Corporation to manage growth effectively will require it to continue to implement and improve its operational and financial systems and to expand, train and manage its employee base. The inability of Gold Flora Corporation to deal with this growth may have a material adverse effect on Gold Flora Corporation’s business, financial condition, results of operations or prospects.

Gold Flora Corporation does not intend to pay dividends on the Gold Flora Common Stock. Thus, any returns will be limited to increases, if any, in the value of the Gold Flora Common Stock.

Gold Flora Corporation currently anticipates that it will retain future earnings for the development, operation and expansion of its business and does not anticipate declaring or paying any cash dividends for the foreseeable future. Any future determination to declare dividends will be made at the discretion of the Gold Flora Board and will depend on, among other factors, Gold Flora Corporation’s financial condition, operating results, capital requirements, general business conditions and other factors that the Gold Flora Board may deem relevant. Any return to stockholders will therefore be limited to the appreciation in the value of their shares of Gold Flora Common Stock, if any.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about Gold Flora Corporation or its business, the Gold Flora Common Stock trading price and volume could decline.

The trading market for the Gold Flora Common Stock depends in part on the research and reports that securities or industry analysts publish about Gold Flora Corporation or its business. If securities or industry analysts do not provide coverage on Gold Flora Corporation, the trading price for Gold Flora Common Stock could be negatively impacted. Additionally, if one or more of the analysts who cover Gold Flora Corporation downgrade the Gold Flora Common Stock or publish inaccurate or unfavorable research about Gold Flora Corporation’s business, the trading price of the Gold Flora Common Stock may decline.

Gold Flora Corporation may be subject to international or additional state regulatory risks.

While Gold Flora Corporation currently has no plans to expand internationally, it may in the future and, as a result, it would become further subject to the laws and regulations of (as well as international treaties among) the foreign jurisdictions in which it operates or imports or exports products or materials. In addition, Gold Flora Corporation may avail itself of proposed legislative changes in certain jurisdictions to expand its product portfolio outside of the state of California, which expansion may include business and regulatory compliance risks as yet undetermined. Failure by Gold Flora Corporation to comply with the current or evolving regulatory framework in any jurisdiction could have a material adverse effect on Gold Flora Corporation’s business, financial condition and results of operations. There is the possibility that any such international jurisdiction or state could determine that Gold Flora Corporation was not or is not compliant with applicable local regulations. If Gold Flora Corporation’s sales or operations were found to be in violation of such international regulations Gold Flora Corporation may be subject to enforcement actions in such jurisdictions including, but not limited to civil and criminal penalties, damages, fines, the curtailment or restructuring of Gold Flora Corporation’s operations or asset seizures and the denial of regulatory applications.

The market price of the Gold Flora Common Stock may be highly volatile.

Market prices for cannabis companies have at times been volatile and subject to substantial fluctuations. The stock market, from time-to-time, experiences significant price and volume fluctuations unrelated to the operating performance of particular companies, including as a result of the COVID-19 pandemic. Future announcements concerning Gold Flora Corporation or its competitors, including those pertaining to financial results, financing arrangements, government regulations, developments concerning regulatory actions affecting Gold Flora Corporation, litigation, additions or departures of key personnel, and economic conditions and political factors in the United States may have a significant impact on the market price of the Gold Flora Common Stock. In addition, there can be no assurance that the Gold Flora Common Stock will continue to be listed on the Exchange.

The price of the Gold Flora Common Stock may to fluctuate significantly due to Gold Flora Corporation’s financial results and other reasons, including those unrelated to Gold Flora Corporation’s specific performance, such as reports by industry analysts, investor perceptions, regulatory developments (or lack thereof) or negative announcements by its competitors or suppliers regarding their own performance, as well as general economic and industry conditions. For example, to the extent that other large companies within its industry experience declines in their stock price, the share price of the Gold Flora Common Stock may decline as well. In addition, when the market price of a company’s shares drops significantly, shareholders often institute securities class action lawsuits against the company. A lawsuit against Gold Flora Corporation could cause it to incur substantial costs and could divert the time and attention of its management and other resources.

Certain of Gold Flora Corporation’s officers and its manager are, and may continue to be, or may become, involved in other business ventures through their direct and indirect participation in, among other things, corporations, partnerships and joint ventures, that are or may become competitors of the products and services Gold Flora Corporation provides or intends to provide. Situations may arise in connection with potential acquisitions or opportunities where the other interests of these directors and officers conflict with or diverge from Gold Flora Corporation’s interests. In accordance with applicable law, officers and managers who have a material interest in a contract or transaction or a proposed contract or transaction with Gold Flora Corporation are required, subject to certain exceptions, to disclose that interest and generally abstain from voting on any resolution to approve the transaction. In addition, the directors and officers are required to act honestly and in good faith with a view to Gold Flora Corporation’s best interests.

However, in conflict of interest situations, Gold Flora Corporation’s managers and officers may owe the same duty to another company and will need to balance their competing interests with their duties to Gold Flora Corporation. Circumstances (including with respect to future corporate opportunities) may arise that may be resolved in a manner that is unfavorable to Gold Flora Corporation.

Anti-takeover provisions contained in Gold Flora Corporation’s certificate of incorporation and Gold Flora Corporation’s bylaws and under Delaware law could impair a takeover attempt

Certain provisions of Delaware law, as well as provisions in Gold Flora Corporation’s certificate of incorporation and bylaws, may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions may make it more difficult to remove management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for Gold Flora Corporation’s securities. Among other things, these provisions:

•	allow the Gold Flora Board to authorize the issuance of undesignated preferred stock, the terms of which may be established and the shares of which may be issued without stockholder approval, and which may include supermajority voting, special approval, dividend, or other rights or preferences superior to the rights of other stockholders;

•	prohibit stockholder action by written consent;

•	provide that special meetings may only be called by (i) the Chairperson of the Gold Flora Board, (ii) the Gold Flora Board, or (iii) the Secretary of Gold Flora Corporation, following receipt of one or more written demands to call a special meeting of the stockholders from stockholders of record who own, in the aggregate, at least 25% of the voting power of the outstanding shares of Gold Flora Corporation then entitled to vote on the matter or matters to be brought before the proposed special meeting;

•	provide that Gold Flora Corporation may indemnify Gold Flora Corporation’s directors and officers, in each case to the fullest extent permitted by Delaware law; and

•	establish advance notice requirements for nominations for elections to the Gold Flora Board and for proposing matters that can be acted upon by stockholders at stockholder meetings.

Gold Flora Corporation’s certificate of incorporation provides that the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware) will be the exclusive forums for certain disputes between Gold Flora Corporation and its stockholders, which could make its securities less attractive and impose legal costs on us if such limitations are challenged.

Gold Flora Corporation’s certificate of incorporation provides that, unless Gold Flora Corporation otherwise consents in writing, the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware) is, to the fullest extent permitted by law, the sole and exclusive forum for:

•	any derivative action or proceeding brought on behalf of Gold Flora Corporation;

•	any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of Gold Flora Corporation to Gold Flora Corporation or its stockholders;

•	any action arising pursuant to any provision of the Delaware General Corporation Law or the Gold Flora Corporation certificate of incorporation or bylaws (as either may be amended from time to time); or

•	any action asserting a claim governed by the internal affairs doctrine.

Unless Gold Flora Corporation consents in writing to the selection of an alternative forum, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act of 1933, as amended (the “Securities Act”), or the Securities Exchange Act of 1934, as amended. Any person or entity purchasing or otherwise acquiring or holding any interest in shares of capital stock of Gold Flora Corporation shall be deemed to have notice of and consented to this provision of Gold Flora’s certificate of incorporation.

These exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with Gold Flora Corporation or Gold Flora Corporation’s directors, officers, or other employees and this limitation may make Gold Flora Corporation’s securities less attractive to investors. Further, while the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring such a claim arising under the Securities Act against Gold Flora Corporation or its directors, officers, or other employees in a venue other than in the federal district courts of the United States. In such instance, Gold Flora Corporation would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of its certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions and Gold Flora Corporation cannot assure you that the provisions will be enforced by a court in those other jurisdictions. If a court were to find the exclusive-forum provisions in Gold Flora Corporation’s certificate of incorporation to be inapplicable or unenforceable in an action, Gold Flora Corporation may incur further significant additional costs associated with resolving the dispute in other jurisdictions, all of which could harm Gold Flora Corporation’s business.

Changes in accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters could significantly affect Gold Flora Corporation’s reported financial results or financial condition.

Generally accepted accounting principles and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to Gold Flora Corporation’s business, including but not limited to revenue recognition, impairment of goodwill and intangible assets, inventory, income taxes and litigation, are highly complex and involve many subjective assumptions, estimates and judgments. Changes in these rules or their interpretation, or changes in underlying assumptions, estimates or judgments, could significantly change Gold Flora Corporation’s reported financial performance or financial condition in accordance with generally accepted accounting principles.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Incorporated by Reference From
Exhibit No.	Title of Document	Form	Date Filed	Exhibit Number	Filed/Furnished Herewith

2.8†*	Business Combination Agreement, dated February 21, 2023, by and among TPCO Holding Corp., Gold Flora, LLC, Stately Capital Corporation, Gold Flora Corporation and Golden Grizzly Bear LLC	8-K	2/27/2023	2.1	-
3.1	Certificate of Incorporation of Gold Flora Corporation	8-K	7/13/2023	3.1	-
3.2	Bylaws of Gold Flora Corporation	8-K	7/13/2023	3.2	-
4.1	Supplemental Warrant Indenture between Gold Flora Corporation and Odyssey Trust Company dated July 7, 2023	8-K	7/13/2023	4.1	-
10.1+	Gold Flora Corporation 2023 Equity Incentive Plan	8-K	7/13/2023	10.1	-
31.1	Section 302 Certification of Principal Executive Officer	-	-	-	X
31.2	Section 302 Certification of Principal Financial Officer	-	-	-	X
32.1††	Section 1350 Certification of Principal Executive Officer	-	-	-	X
32.2††	Section 1350 Certification of Principal Financial Officer	-	-	-	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	-	-	-	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	-	-	-	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	-	-	-	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	-	-	-	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	-	-	-	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	-	-	-	X

*

Schedules and exhibits to this Exhibit omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

†	Certain identified portions of this Exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K.

††

This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLD FLORA CORPORATION

Date: August 14, 2023	By:	/s/ Laurie Holcomb
Laurie Holcomb
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2023	By:	/s/ Marshall Minor
Marshall Minor
Chief Financial Officer (Principal Financial Officer)

