Form 10-Q
period 2023-09-30
Gold Flora Corp.
filed 2023-11-14
CIK 1876945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Registrant’s telephone number, including area code: (669)279-5390

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 13, 2023, there were 288,278,819 shares of common stock of the registrant issued and outstanding.

PART I-FINANCIAL INFORMATION		Page
Item 1.	Financial Statements	F-1
	Interim condensed consolidated balance sheets as of September 30, 2023 (Unaudited) and December 31, 2022	F-2
	Unaudited interim condensed consolidated statements of operations and comprehensive (loss) for the three and nine months ended September 30, 2023 and 2022	F-3
	Unaudited interim condensed consolidated statements of changes in shareholders’ (deficit) equity for the three and nine months ended September 30, 2023 and 2022	F-4
	Unaudited interim condensed consolidated statements of cash flows for the nine months ended September 30, 2023 and 2022	F-6
	Notes to the unaudited interim condensed consolidated financial statements	F-7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	4
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	31
Item 4.	Controls and Procedures.	32
PART II-OTHER INFORMATION
Item 1.	Legal Proceedings.	33
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	57
Item 3.	Defaults Upon Senior Securities.	57
Item 4.	Mine Safety Disclosures.	57
Item 5.	Other Information.	57
Item 6.	Exhibits.	58
Signatures		59

2

 On July 7, 2023, the parties consummated the previously announced business combination transaction resulting in the combination of Gold Flora LLC and TPCO Holding Corp, in an all-stock transaction (the “Business Combination”).

Unless otherwise noted or the context indicates otherwise, in this quarterly report on Form 10-Q (this “Quarterly Report”), references to (i) “Gold Flora Corporation”, the “Company”, “GFC”, “we”, “us” and “our”) refer to Gold Flora Corporation, the Delaware corporation resulting from the Business Combination (ii) “Gold Flora” refer Gold Flora, LLC, which is now a wholly owned subsidiary of Gold Flora Corporation and (iii) “TPCO,” “The Parent Company,” “we,” “us” and “our” refer to TPCO Holding Corp. and its subsidiaries prior to the Business Combination

As a result of the Business Combination, Gold Flora Corporation became the successor issuer to TPCO Holding Corp. pursuant to Rule 12g-3(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and, as a result, the common stock, par value of $0.01 per share (the “Gold Flora Common Stock”) of Gold Flora Corporation and the share purchase warrants exercisable for Gold Flora Common Stock at an exercise price of US$11.50 per share (the “Gold Flora Warrants”) are deemed registered under Section 12(g) of the Exchange Act as the common stock and warrants of the successor issuer.

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

3

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

Interim condensed consolidated financial statements

Gold Flora Corporation

For the three and nine months ended September 30, 2023 and 2022 (Unaudited)

Page(s)

Interim Condensed Consolidated Balance Sheets (Unaudited)	F-2

Interim Condensed Consolidated Statements of Operations (Unaudited)	F-3

Interim Condensed Consolidated Statements of Changes in Shareholders’ Equity (Deficit) (Unaudited)	F-4

Interim Condensed Consolidated Statements of Cash Flows (Unaudited)	F-6

Notes to Interim Condensed Consolidated Financial Statements (Unaudited)	F-7

Gold Flora Corporation
Interim Condensed Consolidated Balance Sheets
As of September 30, 2023 and December 31, 2022

	Note	September 30, 2023	December 31, 2022
ASSETS		Unaudited	Audited

Current Assets:
Cash and Cash Equivalents		$32,296,501	$5,217,071
Accounts Receivable, Net	17	2,811,753	2,186,516
Inventory	3	15,236,142	7,819,652
Current Portion of Notes Receivable		124,155	47,502
Assets Held For sale		997,416	-
Indemnification Assets	8	3,194,295	-
Prepaid Expenses and Other Current Assets	4	3,954,236	4,399,336

Total Current Assets		58,614,498	19,670,077

Non-Current Assets:
Property and Equipment, Net	5	39,269,693	25,979,812
Finance Lease Asset	10	61,386,924	52,172,257
Notes Receivable, Net of Current Portion		244,550	-
Investments		1,312,846	-
Intangible Assets, Net	6,8	75,625,389	37,782,500
Goodwill	7	11,067,896	11,067,896
Operating Lease Right-of-Use Assets	10	23,702,812	9,907,085
Deposits and other Long Term Assets		5,909,764	5,346,137

Total Non-Current Assets		218,519,874	142,255,687

TOTAL ASSETS		$277,134,372	$161,925,764

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

LIABILITIES:
Current Liabilities:
Accounts Payable and Accrued Liabilities	9	$25,660,695	$13,220,354
Accrued Interest		1,792,326	2,929,075
Taxes Payable		24,925,152	4,830,803
Due to Related Party	14	2,005,000	2,005,000
Current Portion of Consideration Payable	8	4,632,553	-
Current Portion of Notes Payable	11	15,532,272	13,846,582
Current Portion of Convertible Notes Payable	12	-	15,718,424
Current Portion of Operating Lease Liabilities	10	2,277,156	468,564
Current Portion of Finance Lease Liabilities	10	2,847,516	161,008
Liabilities Held for Sale		389,416	-

Total Current Liabilities		80,062,086	53,179,810

Non-Current Liabilities:
Notes Payable, Net of Current Portion	11	13,508,595	17,672,223
Convertible Notes Payable, Net of Current Portion	12	19,727,123	27,819,721
Operating Lease Liabilities, Net of Current Portion	10	26,181,777	9,687,727
Finance Lease Liabilities, Net of Current Portion	10	86,053,351	68,273,899
Preferred Distributions Payable	13	-	7,728,179
Deferred Tax Liability		17,492,109	1,124,089
Security Deposits and other Long Term Liabilities		20,000	20,000

Total Non-Current Liabilities		162,982,955	132,325,838

TOTAL LIABILITIES		243,045,041	185,505,648

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)	13
Common Stock, No Par Value, 450,000,000 Common Shares Authorized, 288,290,900 and 94,797,102 Issued and Outstanding as of September 30, 2023 and December 31, 2022, Respectively.		-	-
Additional Paid In Capital		102,616,764	43,634,430
Accumulated Deficit		(68,656,776)	(67,388,105)
TOTAL SHAREHOLDERS' EQUITY (DEFICIT) ATTRIBUTABLE TO THE COMPANY		33,959,988	(23,753,675)
Non-Controlling Interest		129,343	173,791

TOTAL SHAREHOLDERS' EQUITY (DEFICIT)		34,089,331	(23,579,884)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)		$277,134,372	$161,925,764

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Gold Flora Corporation
Interim Condensed Consolidated Statements of Operations (Unaudited)
For the Three and Nine Months Ended September 30, 2023 and 2022

		Three Months Ended		Nine Months Ended
	Note	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

Revenues, net	1	$31,960,179	$16,419,777	$62,568,709	$49,475,131
Cost of Goods Sold		20,646,157	12,130,431	43,268,725	38,017,000

Gross Profit		11,314,022	4,289,346	19,299,984	11,458,131

Operating Expenses:
Selling, General, and Administrative	19	25,617,834	5,913,124	43,222,408	20,111,426
Change in Fair Value of Earnout Liability	15	-	-	4,375,000	-

Total Operating Expenses		25,617,834	5,913,124	47,597,408	20,111,426

Operating Loss		(14,303,812)	(1,623,778)	(28,297,424)	(8,653,295)

Other Expense:
Interest Expense, Net		6,831,947	5,684,408	16,373,265	15,144,412
Loss on Extinguishment of Debt	12	1,440,207	-	1,440,207	-
Gain on Bargain Purchase	8	(49,025,606)	-	(49,025,606)	-
Other Expense (Income)		(3,315,360)	(214,021)	(4,917,689)	(762,856)

Net Income (Loss) Before Income Taxes		29,765,000	(7,094,165)	7,832,399	(23,034,851)

Income Taxes	16	(6,806,747)	(1,343,514)	(8,320,741)	(3,354,711)

Net Income (Loss)		22,958,253	(8,437,679)	(488,342)	(26,389,562)

Net Income (Loss) Attributable to Non-Controlling Interest		18,823	(36,357)	(44,448)	(141,438)

Net Income (Loss) Attributable to Gold Flora Corp.		$22,939,430	$(8,401,322)	$(443,894)	$(26,248,124)

Dividend on Preferred Stock		$(30,710)	$(403,614)	$(824,777)	$(1,197,681)

Net Income (Loss) Attributable to Gold Flora Corp.		$22,908,720	$(8,804,936)	$(1,268,671)	$(27,445,805)

Net Income (Loss) Per Share - Basic	20	$0.08	$(0.09)	$(0.01)	$(0.29)

Net Income (Loss) Per Share - Diluted	20	$0.08	$(0.09)	$(0.01)	$(0.29)

Weighted Average Number of Shares Outstanding - Basic	20	273,642,363	94,492,442	154,766,984	94,334,120

Weighted Average Number of Shares Outstanding - Diluted	20	300,318,094	94,492,442	154,766,984	94,334,120

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

Gold Flora Corporation
Interim Condensed Consolidated Statements of Changes in Shareholders’ Equity (Deficit) (Unaudited)
For the Three Months Ended September 30, 2023 and 2022

		Number of Units								Total Shareholders' Equity (Deficit) Attributable to		Total
		Class B		Class C	Class E			Additional		Gold	Non-	Shareholders'
	Note	Founder Units	Investor Units	Investor Units	Participation Units	Members' Capital	Common Stock	Paid in Capital	Accumulated Deficit	Flora Corp.	controlling Interest	Equity (Deficit)

BALANCE AS OF June 30, 2022		34,129,000	9,871,000	13,571,863	4,459,544	43,634,430	-	$-	$(63,104,195)	$(19,668,770)	$267,942	$(19,400,828)
Retroactive application of Recapitalization (1)		(34,129,000)	(9,871,000)	(13,571,863)	(4,459,544)	$(43,634,430)	94,492,442	$43,435,425	$-	$-	$-	$-
BALANCE AS OF June 30, 2022, After Effect of Retroactive Application of Recapitalization (1)		-	-	-	-	$-	94,492,442	$43,435,425	$(63,104,195)	$(19,668,770)	$267,942	$(19,400,828)
Distributions, Net		-	-	-	-	-	-	(46,886)	-	(46,886)	-	(46,886)
Accrued Preferred Distribution to Members		-	-	-	-	-	-	-	(403,614)	(403,614)	-	(403,614)
Share Based Compensation		-	-	-	-	-	-	47,059	-	47,059	-	47,059
Net Loss		-	-	-	-	-	-	-	(8,401,323)	(8,401,323)	(36,356)	(8,437,679)

BALANCE AS OF September 30, 2022		-	-	-	-	$-	94,492,442	$43,435,598	$(71,909,132)	$(28,473,534)	$231,586	$(28,241,948)

BALANCE AS OF June 30, 2023		34,129,000	9,871,000	13,571,863	4,360,535	$43,742,951	-	$-	$(91,565,496)	$(47,822,545)	$110,520	$(47,712,025)
Retroactive application of Recapitalization (1)		(34,129,000)	(9,871,000)	(13,571,863)	(4,360,535)	$(43,742,951)	94,341,622	$43,742,951	$-	$-	$-	$-
BALANCE AS OF June 30, 2023, After Effect of Retroactive Application of Recapitalization (1)		-	-	-	-	-	94,341,622	43,742,951	(91,565,496)	(47,822,545)	110,520	(47,712,025)
Distributions, Net		-	-	-	-	-	-	(7,789)	-	(7,789)	-	(7,789)
Acquisition Date True Up		-	-	-	-	-	1,235,893	-	-	-	-	-
Exercise of Equity Rights on Prior Acquisition	13	-	-	-	-	-	6,776,482	-	-	-	-	-
Cancellation of Common Shares related to Earnout		-	-	-	-	-	(136,019)	-	-	-	-	-
Shares Issued for Vesting of RSU's		-	-	-	-	-	1,011	-	-	-	-	-
Accrued Preferred Distribution to Members		-	-	-	-	-	-	-	(30,710)	(30,710)	-	(30,710)
Preferred Distribution Payable Converted to Equity	13	-	-	-	-	-	8,937,247	8,552,956	-	8,552,956	-	8,552,956
Fair value of Shares Issued in a Business Combination	8	-	-	-	-	-	132,811,589	21,318,268	-	21,318,268	-	21,318,268
Shares issued for Conversion of Debt	12	-	-	-	-	-	39,166,191	27,460,467	-	27,460,467	-	27,460,467
Conversion of Broker Units		-	-	-	-	-	251,858	296,671	-	296,671	-	296,671
Shares issued for Contingent Consideration Amendment	15	-	-	-	-	-	1,096,776	175,000	-	175,000	-	175,000
Issuance of Equity for Debt Extinguishment	12	-	-	-	-	-	3,808,250	609,320	-	609,320	-	609,320
Share Based Compensation	13	-	-	-	-	-	-	468,920	-	468,920	-	468,920
Net Income		-	-	-	-	-	-	-	22,939,430	22,939,430	18,823	22,958,253

BALANCE AS OF September 30, 2023		-	-	-	-	$-	288,290,900	$102,616,764	$(68,656,776)	$33,959,988	$129,343	$34,089,331

(1)	Amounts shown have been retroactively restated to give effect to the recapitalization transaction at a rate of 1 to 1.5233 Gold Flora LLC share.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited)

Gold Flora Corporation
Interim Condensed Consolidated Statements of Changes in Shareholders’ Equity (Deficit) (Unaudited)
For the Nine Months Ended September 30, 2023 and 2022

		Number of Units								Total Shareholders' Equity (Deficit) Attributable to		Total
		Class B		Class C	Class E			Additional		Gold	Non-	Shareholders'
	Note	Founder Units	Investor Units	Investor Units	Participation Units	Members' Capital	Common Stock	Paid in Capital	Accumulated Deficit	Flora Corp.	controlling Interest	Equity (Deficit)

BALANCE AS OF DECEMBER 31, 2021		34,129,000	9,871,000	12,702,421	4,349,544	$40,674,409	-	$-	$(44,463,327)	$(3,788,918)	$373,024	$(3,415,894)
Retroactive application of Recapitalization (1)		(34,129,000)	(9,871,000)	(12,702,421)	(4,349,544)	$(40,674,409)	93,000,458	$40,674,409	$-	$-	$-	$-
BALANCE AS OF DECEMBER 31, 2021, After Effect of Retroactive Application of Recapitalization (1)		-	-	-	-	$-	93,000,458	$40,674,409	$(44,463,327)	$(3,788,918)	$373,024	$(3,415,894)
Distributions, Net		-	-	-	-	-	-	(116,479)	-	(116,479)	-	(116,479)
Equity Component of Convertible Debt		-	-	-	-	-	-	1,920,500	-	1,920,500		1,920,500
Accrued Preferred Distribution to Members		-	-	-	-	-	-	-	(1,197,681)	(1,197,681)	-	(1,197,681)
Shares issued for Stately Penalty - Relief of Liability		-	-	-	-	-	1,324,421	599,915	-	599,915	-	599,915
Share Based Compensation		-	-	-	-	-	167,563	357,253	-	357,253	-	357,253
Net Loss		-	-	-	-	-	-	-	(26,248,124)	(26,248,124)	(141,438)	(26,389,562)

BALANCE AS OF September 30, 2022		-	-	-	-	$-	94,492,442	$43,435,598	$(71,909,132)	$(28,473,534)	$231,586	$(28,241,948)

BALANCE AS OF DECEMBER 31, 2022		34,129,000	9,871,000	13,571,863	4,659,544	$43,634,430	-	$-	$(67,388,105)	$(23,753,675)	$173,791	$(23,579,884)
Retroactive application of Recapitalization (1)		(34,129,000)	(9,871,000)	(13,571,863)	(4,659,544)	$(43,634,430)	94,797,102	$43,634,430	$-	$-	$-	$-
BALANCE AS OF DECEMBER 31, 2022, After Effect of Retroactive Application of Recapitalization (1)		-	-	-	-	-	94,797,102	43,634,430	(67,388,105)	(23,753,675)	173,791	(23,579,884)

Contributions, Net		-	-	-	-	-	-	2,661	-	2,661	-	2,661
Cancellation of Common Stock related to Participation Units		-	-	-	-	-	(455,480)	-	-	-		-
Acquisition Date True Up		-	-	-	-	-	1,235,893	-	-	-		-
Exercise of Equity Rights on Prior Acquisition	13	-	-	-	-	-	6,776,482	-	-	-		-
Cancellation of Common Shares related to Earnout		-	-	-	-	-	(136,019)	-	-	-		-
Shares Issued for Vesting of RSU's		-	-	-	-	-	1,011	-	-	-		-
Accrued Preferred Distribution to Members		-	-	-	-	-	-	-	(824,777)	(824,777)	-	(824,777)
Preferred Distribution Payable Converted to Equity	13	-	-	-	-	-	8,937,247	8,552,956	-	8,552,956	-	8,552,956
Fair value of Shares Issued in a Business Combination	8	-	-	-	-	-	132,811,589	21,318,268	-	21,318,268	-	21,318,268
Shares issued for Conversion of Debt	12	-	-	-	-	-	39,166,191	27,460,467	-	27,460,467	-	27,460,467
Conversion of Broker Units		-	-	-	-	-	251,858	296,671	-	296,671	-	296,671
Shares issued for Contingent Consideration Amendment	15	-	-	-	-	-	1,096,776	175,000	-	175,000	-	175,000
Issuance of Equity for Debt Extinguishment	12	-	-	-	-	-	3,808,250	609,320	-	609,320	-	609,320
Share Based Compensation	13	-	-	-	-	-	-	566,991	-	566,991	-	566,991
Net Loss		-	-	-	-	-	-	-	(443,894)	(443,894)	(44,448)	(488,342)

BALANCE AS OF September 30, 2023		-	-	-	-	$-	288,290,900	$102,616,764	$(68,656,776)	$33,959,988	$129,343	$34,089,331

(1)	Amounts shown have been retroactively restated to give effect to the recapitalization transaction at a rate of 1 to 1.5233 Gold Flora LLC share.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited)

Gold Flora Corporation
Interim Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Nine Months Ended September 30, 2023 and 2022

	Note	September 30, 2023	September 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss		$(488,342)	$(26,389,562)
Adjustments to Reconcile Net Income (Loss) to Net Cash Used In Operating Activities:
Depreciation and Amortization		10,197,104	5,967,319
Gain on Bargain Purchase Price	8	(49,025,606)	-
Loss on Extinguishment of Debt	12	1,440,207	-
Noncash Operating Lease Expense		625,373	(79,545)
Noncash Interest Expense on Finance Leases Added to Principal		1,903,213	2,784,589
Gain on Forgiveness of Convertible Debentures		(300,922)	-
Change in Fair Value of Earnout Liability	15	4,375,000	-
Deferred Income Taxes		4,109,180	440,791
Debt Discount Amortization		17,624	434,143
Debt Issue Cost Amortization		1,477,163	3,577,837
Share-Based Compensation		566,991	357,253
Bad Debt Expense		327,522	30,645
Change in Operating Assets and Liabilities:
Accounts Receivable		619,162	(830,804)
Prepaid Expenses and Other Current Assets		(164,767)	1,158,788
Security Deposits		(39,414)	(1,893,945)
Inventory		(1,023,874)	2,719,925
Accounts Payable and Accrued Liabilities		(5,636,355)	(339,000)
Accrued Interest and Taxes Payable		6,199,276	1,620,849

NET CASH USED IN OPERATING ACTIVITIES		(24,821,465)	(10,440,717)

CASH FLOWS FROM INVESTING ACTIVITIES:
Receipt of Cash from Notes Receivable		47,502	192,645
Issuance of Notes Receivable		(38,457)	-
Purchase of Property and Equipment and Construction Costs		(763,607)	(6,751,404)
Cash Received from Acquisition		55,306,235	-

NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES		54,551,673	(6,558,759)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Convertible Notes, Net of Issue Costs		-	10,300,000
Proceeds from Related Party Loan		-	285,000
Payment of Convertible Notes Payable		(1,234,304)	-
Repayment of Notes		(4,695,562)	-
Proceeds from Notes		5,000,000	1,175,799
Principal Repayments of Finance Lease Liability		(1,094,511)	(44,344)
Payment of Acquisition Payable		-	(10,111,359)
Contributions, Net		2,661	-
Distributions, Net		-	(116,479)
Payment of Earnout Liability		(2,000,000)	-
Lease Incentive Payments Received		1,370,938	3,695,160

NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES		(2,650,778)	5,183,777

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS		27,079,430	(11,815,699)
Cash and Cash Equivalents, Beginning of Period		5,217,071	17,455,239

CASH AND CASH EQUIVALENTS, END OF PERIOD		$32,296,501	$5,639,540

SUPPLEMENTAL DISCLOSURE FOR CASH FLOW INFORMATION:
Cash Paid for Interest		$14,112,014	$10,633,507
Cash Paid for Taxes		$8,320,741	$3,354,711

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Obtaining Property and Equipment in Exchange for Finance Lease Liabilities		$3,382,830	$1,953,979
Other Current Assets Reclassed to Property Plant and Equipment		$2,175,000	$-
Notes Receivable Offset with Accrued Expense		$-	$1,551,225
Equity Issued to offset Accrued Expense		$471,671	$599,915
Equity Component of Convertible Debt		$-	$1,920,500
Reclass of Equipment Deposits to Property and Equipment		$1,044,202	$-
Conversion of Preferred Dividends Payable to Equity		$8,552,956	$-
Recognition of Right-of-Use Assets and Lease Liabilities for Operating Leases		$2,063,839	$-
Accretion of Dividends Payable		$824,777	$1,197,681
Shares issued for Conversion of Debt		$27,460,467	$-
Conversion of Earnout Liability to Notes Payable		$2,200,000	$-
Accrued Interest Added to Principle of Convertible Notes Payable		$2,347,526	$-

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited)

Gold Flora Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

1.	NATURE OF OPERATIONS

Gold Flora, LLC (“Gold Flora” or the “Company”) is a California limited liability company that was formed on November 15, 2016 and is a vertically integrated single-state operator that, through various subsidiaries, has cultivation, manufacturing, distribution and retail operations in California. While the nature of the Company’s operations is legalized and approved by the State of California, it is considered to be an illegal activity under the Controlled Substances Act of the United States of America (the “CSA”). Accordingly, certain additional risks and uncertainties are present as discussed in the following notes.

On October 1, 2019, the Company and GF Distribution LLC, a subsidiary, entered into an asset purchase and contribution agreement to purchase substantially all assets of Shelf Life Inc. (“SLI”). SLI sold its assets to GF Distribution in exchange to GF Distribution’s obligation to pay up to $5.2 million in cash and SLI contributed the goodwill related to the assets in exchange for a 3.1% membership interest in GF Distribution (represented by 31 Class B membership interests of GF Distribution LLC). The transaction closed on October 1, 2019 as evidenced by the executed Bill of Sale. The Company’s registered office is located at 3165 Red Hill Avenue, Costa Mesa, CA 92626.

On January 11, 2021, the Company entered into an asset contribution agreement to purchase substantially all assets of Stately, a Canadian based company focused on the development and acquisition of cannabis brands in the U.S. Stately contributed primarily cash and a note receivable for an aggregate total of $8,314,456, net of issuance costs. In exchange, the Company issued 8,694,421 Class C units along with a warrant to purchase 2,741,359 Class C units.

On September 30, 2021, the Company closed in one transaction the acquisition of Higher Level of Care Hollister, Inc. and Higher Level of Care, Seaside, Inc. (“Higher Level of Care”). Total consideration was $26,712,732 with $8,792,732 paid in cash, $7,328,000 paid via equity rights in Gold Flora LLC, and $10,592,000 paid via a secured note payable to the sellers of Higher Level of Care.

On December 31, 2021, the Company closed on the acquisition of Captain Kirk Services, Inc. dba Airfield Supply Co. (“Airfield”). Total consideration was $36,458,879 with $10,111,359 to be paid in cash, $2,765,520 paid via Class C units issued by Gold Flora, and $9,990,000 paid via a secured note payable to the sellers of Airfield and a potential earnout of $13,592,000.

On July 7, 2023, the Company completed a reverse merger with TPCO Holding Corp. In connection with the transaction, the Company was deemed to be the accounting acquirer and TPCO Holding Corp. was the legal acquirer, and for the purpose of facilitating the merger, a new entity, Gold Flora Corporation (“GFC” or “the Company”) was formed. Pursuant to the reverse merger, TPCO Holding Corp., Stately Capital Corporation and GFC, amalgamated. The surviving amalgamated company was named GFC and re-domiciled to Delaware, United States and serves as the parent entity for the Gold Flora group of companies. GFC acquired all of the issued and outstanding membership units of the Gold Flora, LLC as well as all of the outstanding shares of Blocker and Blocker2. See Note 8 for further information.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Preparation and Statement of Compliance

The accompanying condensed consolidated financial statements have been prepared on a going concern basis in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and reflect the accounts and operations of the Company and those of the Company’s subsidiaries in which the Company has a controlling financial interest. Investments in entities in which the Company has significant influence, but less than a controlling financial interest, are accounted for using the equity method.

All intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial position of the Company as of September 30, 2023 and December 31, 2022, the consolidated results of operations and cash flows for the nine months ended September 30, 2023 and 2022 have been included. The accompanying condensed consolidated financial statements do not include all of the information required for full annual financial statements. Accordingly, certain information, footnotes and disclosures normally included in the annual financial statements, prepared in accordance with GAAP, have been condensed or omitted. The financial data presented herein should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2022 as published in the Management Information Circular for TPCO Holdings, Corp. on May 15, 2023, and the related notes thereto, and have been prepared using the same accounting policies described therein.

Gold Flora Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basis of Measurement

These condensed consolidated financial statements have been prepared on the going concern basis, under the historical cost convention, except for certain financial instruments that are measured at fair value as described herein.

Going Concern

Historically, the Company’s primary source of liquidity has been its operations, capital contributions made by members and debt financing. The Company is currently meeting its current operational obligations as they become due from its current working capital and from operations. However, the Company has sustained annual losses since inception and may require additional capital in the future. As of September 30, 2023 and December 31, 2022, the Company had a total members’ equity (deficit) attributable to the Company of $33,959,988 and ($23,753,675), respectively, a net loss attributable to the Company of $443,894 and $26,248,124 for the nine months ended September 30, 2023 and 2022, respectively and net cash used in operating activities of $24,821,465 and $10,440,717, for the nine months ended September 30, 2023 and 2022. Because of these factors, there is substantial doubt about the Company’s ability to continue as a going concern.

As of September 30, 2023 and December 31, 2022, the accompanying condensed consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to substantial doubt about the Company’s ability to continue as a going concern.

As described in Note 8, the Company consummated a reverse merger with TPCO Holding Corp. on July 7, 2023, forming Gold GFC. GFC anticipates realizing synergies from this acquisition, as well as plans to reduce operating expenses through various strategic initiatives and aggressive cost-cutting measures which the Company believes will allow it to operate for at least the next twelve months. In addition, GFC plans to raise additional financing if needed to help fund operations. However, there can be no assurance that the Company will be successful in achieving its objectives. These condensed consolidated interim financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to substantial doubt about the Company’s ability to continue as a going concern.

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

Gold Flora Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Business Combinations

Business combinations are accounted for using the acquisition method. The consideration transferred in a business combination is measured at fair value at the date of acquisition. Acquisition-related transaction costs are expensed as incurred. Identifiable assets and liabilities, including intangible assets, of acquired businesses are recorded at their fair value at the date of acquisition. When the Company acquires control of a business, any previously held equity interest also is remeasured to fair value. The excess of the purchase consideration and any previously held equity interest over the fair value of identifiable net assets acquired is goodwill. If the fair value of identifiable net assets acquired exceeds the purchase consideration and any previously held equity interest, the difference is recognized in the Consolidated Statements of Operations immediately as a gain or loss on acquisition (See Note 8).

The Company recognizes indemnification assets acquired in a business combination at the same time that it recognizes the indemnified item, measured on the same basis as the indemnified item, subject to the need for the valuation allowance for uncollectible amounts.

Contingent consideration is measured at its acquisition-date fair value and included as part of the consideration transferred in a business combination. Contingent consideration that is classified as equity is not remeasured at subsequent reporting dates and its subsequent settlement is accounted for within equity. Contingent consideration that is classified as an asset or a liability is remeasured at subsequent reporting dates in accordance with ASC 450, Contingencies, as appropriate, with the corresponding gain or loss being recognized in profit or loss.

When the initial accounting for a business combination has not been finalized by the end of the reporting period in which the transaction occurs, the Company reports provisional amounts. Provisional amounts are adjusted during the measurement period, which does not exceed one year from the acquisition date. These adjustments, or recognition of additional assets or liabilities, reflect new information obtained about facts and circumstances that existed at the acquisition date that, if known, would have affected the amounts recognized at that date.

Revenue Recognition

Revenue is recognized by the Company in accordance with ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Through application of the standard, the Company recognizes revenue to depict the transfer of promised goods or services to the customer in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services.

In order to recognize revenue under ASU 2014-09, the Company applies the following five (5) steps:

•	Identify a customer along with a corresponding contract;
•	Identify the performance obligation(s) in the contract to transfer goods or provide distinct services to a customer;
•	Determine the transaction price the Company expects to be entitled to in exchange for transferring promised goods or services to a customer;
•	Allocate the transaction price to the performance obligation(s) in the contract; and
•	Recognize revenue when or as the Company satisfies the performance obligation(s).

Revenues consist of wholesale and retail operations of cannabis, which are generally recognized at a point in time when control over the goods have been transferred to the customer and is recorded net of sales discounts. Payment is typically due upon transferring the goods to the customer or within a specified time period permitted under the Company’s credit policy.

Revenue is recognized upon the satisfaction of the performance obligation. The Company satisfies its performance obligation and transfers control upon delivery and acceptance by the customer. Revenues, net, are disaggregated for the three and nine months ended September 30, 2023 and 2022 as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

Wholesale	$3,716,729	$2,270,104	$9,480,500	$6,303,418
Retail	28,243,450	14,149,673	53,088,209	43,171,713
	$31,960,179	$16,419,777	$62,568,709	$49,475,131

Gold Flora Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company has a customer loyalty program whereby customers are awarded points with instore and online delivery purchases. Once a customer achieves a certain point level, points can be used to pay for the purchase of product, up to a maximum number of points per transaction. Points expire after six months of no activity in a customer’s account.

Unredeemed awards are recorded as deferred revenue. At the time customers redeem points, the redemption is recorded as an increase to revenue. Deferred revenue is included in other accrued expenses within accounts payable and accrued liabilities.

The Company’s return policy conforms to the Medicinal and Adult-Use Cannabis Regulation and Safety Act (“MAUCRSA”), which was signed into law in September 2017 and creates the general framework for the regulation of commercial medicinal and adult-use cannabis in California. The Company determined that no provision for returns or refunds was necessary at September 30, 2023 and December 31, 2022.

Earnings (Loss) Per Share

Basic earnings (loss) per share (“Basic EPS”) is calculated by dividing the net earnings available to members by the weighted average number of member units outstanding during the period. Diluted earnings per member units is calculated using the treasury method of calculating the weighted average number of member units outstanding. The treasury method assumes that outstanding options with an average exercise price below the market price of the underlying units are exercised, and the assumed proceeds are used to repurchase member units of the Company at the average price of the member units for the period. After adjustments as defined in ASC 260, if the Company is in a net loss position, diluted loss per share is the same as basic loss per share when the issuance of shares on the exercise of convertible debentures, warrants, and share options are anti-dilutive.

New and Revised Standards

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments—Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) effective from December 15, 2022 for non-public business entities, which replaces the incurred loss model with a current expected credit loss (“CECL”) model and requires consideration of a broader range of reasonable and supportable information to explain credit loss estimates. This standard applies to financial assets, measured at amortized cost, including loans, held-to-maturity debt securities, net investments in leases and trade accounts receivable. The guidance must be adopted using a modified retrospective transition method through a cumulative-effect adjustment to retained earnings in the period of adoption. The Company adopted this ASU Effective January 1, 2023. The Adoption did not have a material effect on its condensed consolidated financial statements.

On March 27, 2023, the FASB issued ASU 2023-01, which amends certain provisions of ASC 842 that apply to arrangements between related parties under common control. Specifically, the ASU 2023-01 offers private companies, as well as not-for-profit entities that are not conduit bond obligors, a practical expedient that gives them the option of using the written terms and conditions of a common-control arrangement when determining whether a lease exists and the subsequent accounting for the lease, including the lease’s classification and amends the accounting for leasehold improvements in common-control arrangements for all entities. ASU 2023-01 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted in any annual or interim period as of the beginning of the related fiscal year. The Company is currently evaluating the adoption date and impact, if any, adoption will have on the Company’s consolidated financial statements.

3.	INVENTORY

Inventory consists of the following as of:

	September 30, 2023	December 31, 2022

Raw Materials	$1,716,946	$324,192
Work in Progress	5,847,005	3,430,249
Finished Goods	7,672,191	4,065,211

Total Inventory	$15,236,142	$7,819,652

Gold Flora Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

4.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following as of:

	September 30, 2023	December 31, 2022

Prepaid Expenses	$1,322,288	$1,958,821
Prepaid Insurance	1,183,154	167,345
Prepaid Inventory	305,939	98,170
Prepaid Rent	10,720	-
Prepaid Deposits	1,132,135	2,175,000

Total Prepaid Expenses and Other Current Assets	$3,954,236	$4,399,336

5.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following as of:

	September 30, 2023	December 31, 2022

Machinery and Equipment	$14,475,041	$4,459,776
IT Equipment	3,697,329	3,472,158
Vehicle	823,623	607,783
Leasehold Improvements	30,245,643	14,380,141
Furniture and Fixtures	957,390	472,734
Assets Under Construction	1,882,607	11,530,767

Total Property and Equipment, Gross	52,081,633	34,923,359
Less: Accumulated Depreciation and Amortization	(12,811,940)	(8,943,547)

Total Property and Equipment, Net	$39,269,693	$25,979,812

Assets under construction represent construction in progress related to both cultivation, distribution and extraction facilities not yet completed or otherwise not ready for use.

Depreciation and amortization expense for the three and nine months ended September 30, 2023 totaled $1,873,857 and $4,074,979, respectively of which $1,056,035 and $2,454,763 respectively, is included in cost of goods sold. Depreciation and amortization expense for the three and nine months ended September 30, 2022 totaled $696,290 and $2,077,468, respectively of which $341,372 and $1,016,047 respectively, is included in cost of goods sold.

6.	INTANGIBLE ASSETS

Intangible assets consist of the following as of:

	September 30, 2023	December 31, 2022

Trade Name	$14,175,000	$5,800,000
Licenses	68,647,000	35,000,000
Non-Compete	450,000	450,000

Total Intangible Assets, Gross	83,272,000	41,250,000
Less: Accumulated Amortization	(7,646,611)	(3,467,500)

Total Intangible Assets, Net	$75,625,389	$37,782,500

For the three and nine months ended September 30, 2023, the Company recorded amortization expense related to intangible assets of $2,635,778 and $4,179,111 respectively. For the three and nine months ended September 30, 2022, the Company recorded amortization expense related to intangible assets of $771,666 and $2,336,250, respectively. Additionally, during the nine months ended September 30, 2023, management noted no indications of impairment on its intangible assets.

Gold Flora Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

7.	GOODWILL

Goodwill is assigned to the reporting unit, which is the operating segment level or one level below the operating segment. Goodwill arises when the purchase price for acquired businesses exceeds the fair value of tangible and intangible assets acquired less assumed liabilities. Goodwill is reviewed annually for impairment or more frequently if impairment indicators arise. The goodwill impairment test compares the fair value of a reporting unit with its carrying amount. The amount by which the carrying amount exceeds the reporting unit’s fair value is recognized as a goodwill impairment loss. The Company conducts its annual goodwill impairment assessment as of the last day of the fiscal year. As of September 30, 2023 and December 31, 2022, goodwill was $11,067,896. Additionally, as of September 30, 2023, management noted no indications of impairment on its goodwill.

8.	BUSINESS ACQUISITION

On July 7, 2023, the Company completed a reverse merger with TPCO Holding Corp. for the purpose of expanding its retail footprint and to obtain synergies between the two companies. In connection with the transaction, the Company was deemed to be the accounting acquirer and TPCO Holding Corp. was the legal acquirer, and for the purpose of facilitating the merger, a new entity, GFC, was formed. Pursuant to the reverse merger, TPCO Holding Corp., Stately Capital Corporation and GFC, amalgamated pursuant to a court-approved plan of arrangement under the Business Corporations Act (British Columbia) and pursuant to the plan of arrangement continued from British Columbia into the State of Delaware as GFC, and GFC acquired all of the issued and outstanding membership units of the Company by way of a merger pursuant to the terms and conditions of an agreement and plan of merger as well as all of the outstanding shares of Blocker and Blocker2 by way of mergers pursuant to the terms and conditions of separate agreements and plan of merger Under the terms of the reverse merger, the former holders of common shares of TPCO Holding Corp. at the time of merger, owned approximately 46%, and the former holders of membership units of the Company owned approximately 54%, of the outstanding common equity of GFC. In addition, the former members of the Company also obtained control of GFC’s board of directors. As a result, the Company was considered to be the accounting acquirer. Transaction costs incurred associated with this merger are approximately $1,800,000.

The acquisition noted above was accounted for in accordance with ASC 805 “Business Combinations”, accordingly, the preliminary allocation of the purchase price of business acquisition completed on July 7, 2023 is as follows:

July 7, 2023

Fair Value of Equity Issued and Replacement Equity Awards	$21,318,268
Cash Consideration - Cash payout of dissenting TPCO Holding Corp. Shareholders	3,047,205
Settlement of Pre-Existing Relationships - Working Capital Loan	(5,125,114)

Total Consideration	$19,240,359

Net Assets Acquired (Liabilities Assumed)

Cash and Cash Equivalents	$55,306,235
Accounts Receivable, Net	1,571,921
Inventory	6,392,616
Prepaid Expenses and Other Current Assets	1,565,133
Assets Held for Sale	997,416
Investments	1,312,846
Indemnification Assets	3,194,295
Deposits and other Long Term Assets	1,568,415
Promissory Note Receivable	330,248
Property and Equipment	13,382,050
Right-of-Use Assets - Operating	12,813,509
Right-of-Use Assets - Finance	7,774,852
Intangible Assets	42,022,000
Accounts Payable and Accrued Liabilities	(15,326,162)
Accrued Interest	(330,001)
Taxes Payable	(15,067,461)
Deferred Tax Liability	(12,258,840)
Liabilities Held for Sale	(389,416)
Consideration Payable	(4,995,150)
Operating Lease Liabilities	(16,695,051)
Finance Lease Liabilities	(14,903,490)

Total Identifiable Net Assets	68,265,965
Gain on Bargain Purchase	(49,025,606)

Total Purchase Price	$19,240,359

Gold Flora Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

8.	Business Acquisition (Continued)

The estimated cash amount to be paid to the dissenting TPCO Holding Corp. shareholders was calculated based on the TPCO closing share price of $0.17696 on June 14, 2023 (being the last trading date prior to the date of the TPCO shareholders meeting held to authorize the arrangement involving TPCO and Gold Flora) and recorded as a component of accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheet. Certain of the dissenting TPCO shareholders have asserted that the fair value of their shares is higher than the trading price, at least US$0.9847 per share. However, the ultimate amount required to be paid by the Company is subject to determination by the Supreme Court of British Columbia.

The resulting preliminary bargain purchase price is a result of the net asset value acquired as compared to the fair value of the total consideration issued.

9.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following as of:

	September 30, 2023	December 31, 2022

Accounts Payable	$12,593,229	$8,093,543
Accrued Payroll and Related	3,454,693	326,612
Accrued Purchases	2,001	54,398
Other Accrued Expenses	9,610,772	4,745,801

Total Accounts Payable and Accrued Liabilities	$25,660,695	$13,220,354

10.	LEASES

Operating Leases

The Company leases certain business facilities from related parties and third parties under non-cancellable operating lease agreements that specify minimum rentals. The operating leases require monthly payments ranging from $2,000 to $77,500 and expire through November 2037. Certain lease monthly payments may escalate up to 5.0% each year. In such cases, the variability in lease payments is included within the current and noncurrent operating lease liabilities.

Finance Leases

The Company has certain finance leases from third parties and related parties as of September 30, 2023 and December 31, 2022 for property Desert Hot Springs, CA, Long Beach, CA, Commerce, CA, Corona, CA, and certain vehicle finance leases, with up to 30 years terms.

During the nine months ended September 30, 2023, the Company entered into a lease agreement for property in Corona, CA with a related party. The lease was determined to be a finance lease, as such the Company recorded a finance lease asset and finance lease liability of $3,382,830.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease.

Gold Flora Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

10.	LEASES (Continued)

The below are the details of the lease cost and other disclosures regarding the Company’s leases for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Finance Lease Cost
Amortization of Finance Lease Right-of-Use Assets	$1,410,900	$565,780	$2,398,539	$1,553,601
Interest on Lease Liabilities	3,372,722	2,285,239	8,548,565	6,764,213
Sublease (Income)	(608,670)	(582,689)	(1,840,245)	(1,735,156)
Operating Lease Cost	1,678,533	514,788	2,861,198	1,544,365

Total Lease Expenses	$5,853,485	$2,783,118	$11,968,057	$8,127,023

Cash Paid for Amounts Included in the Measurement of Lease Liabilities:
Financing Cash Flows from Finance Lease, Principal Payment	$406,338	$15,972	$1,094,511	$44,344
Financing Cash Flows from Finance Lease, Interest Payment	$2,939,045	$1,364,640	$6,633,083	$3,268,897
Operating Cash Flows from Operating Leases, Gross	$1,237,409	$419,747	$2,210,878	$1,270,565
Cash Received for Lease Incentive Payments	$1,370,938	$-	$1,370,938	$3,695,160
Non-Cash Additions to Right-of-Use Assets and Lease Liabilities:
Recognition of Right-of-Use Assets for Finance Lease	$-	$1,725,737	$3,382,830	$1,953,979
Right-of-Use Assets for Finance Lease Assumed on Business Acquisition	$7,774,852	$-	$7,774,852	$-
Recognition of Right-of-Use Assets for Operating Leases	$118,873	$-	$2,063,839	$-
Right-of-Use Assets for Operating Leases Assumed on Business Acquisition	$12,813,509	$-	$12,813,509

	September 30, 2023	December 31, 2022
Weighted-Average Remaining Lease Term (Years) - Finance Leases	23.37	26.91
Weighted-Average Remaining Lease Term (Years) - Operating Leases	7.78	9.85
Weighted-Average Discount Rate - Finance Leases	16.00%	14.58%
Weighted-Average Discount Rate - Operating Leases	14.00%	12.57%

The maturity of the contractual undiscounted lease liabilities as of June 30, 2023:

Year Ending December 31,	Operating Leases	Finance Leases
2023 (Remaining)	$1,658,932	$3,717,118
2024	6,693,749	14,981,400
2025	6,738,199	15,373,987
2026	6,766,344	15,769,161
2027	5,786,609	14,802,040
2028 and Thereafter	21,460,001	348,240,740

Total Future Minimum Lease Payments	49,103,834	412,884,446

Less: Interest	(20,644,901)	(323,983,579)

Present Value of Lease Liabilities	28,458,933	88,900,867

Less: Current Portion of Lease Liabilities	(2,277,156)	(2,847,516)

Lease Liabilities, Net of Current Portion	$26,181,777	$86,053,351

Gold Flora Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

11.	NOTES PAYABLE

Notes payable consist of the following as of:

	September 30, 2023	December 31, 2022

Promissory note, dated October 1, 2019, related to the acquisition of Shelf Life Inc which matured on December 31, 2022 and bears no interest.	$5,200,000	$5,200,000

Airfield acquisition note payable, bearing interest at 8% per year, with twelve quarterly payments of principal and interest beginning on the fifteenth month following December 31, 2021 and maturing on December 31, 2025.	9,011,247	10,813,497

Equipment loan, bearing interest at 9.5% per year plus the Secured Overnight Financing Rate but not less than 2.99% or more than 5.5% ("SOFR"), plus a service fee of 2%, and secured by substantially all assets of the Company. Principal and interest is to be paid monthly of $140,462 plus the SOFR payment with the balance of principal due on maturity, December 14, 2025.	2,961,691	4,000,000

Higher Level of Care acquisition note payable, bearing interest at 8% per year, with twelve quarterly payments of principal and interest beginning on the fifteenth month following September 30, 2021 and maturing on September 30, 2025.	8,420,476	10,291,694

Promissory issued in July 2023 related to an earn-out liability, bears interest at 8.0%, with twelve equal quarterly payments beginning on the 15 month and matures in July 2027	2,200,000	-

Promissory notes, dated in May 2020, related to the Paycheck Protection Program ("PPP") which matured in May 2022 and bear 1% interest with interest and principal payments due monthly.	1,294,221	1,294,221

Other	54,143	37,928

Total Notes Payable	$29,141,778	$31,637,340
Less: Unamortized Discount Due to Imputed Interest	(100,911)	(118,535)

	29,040,867	31,518,805
Less: Current Portion of Notes Payable	(15,532,272)	(13,846,582)

Notes Payable, Net of Current Portion	$13,508,595	$17,672,223

During the nine months ended September 30, 2023, TPCO Holding Corp. entered into an arrangement to provide funding to the Company with principal amounts of up to $5,000,000. During the nine months ended September 30, 2023, the Company advanced $5,000,000 of the committed funding and accrued interest of $125,114. The note was secured by certain assets of the Company, bore interest at 10% per annum and is payable in full on maturity, which is 90 days from the termination of the reverse merger agreement. On July 7, 2023, this note was settled through the merger, see Note 8.

The Company entered into the Paycheck Protection Program (“PPP”) loans based on information available at the time. Subsequent to the receipt of funds, it was determined that the Company may not be eligible under the related program. The Company is in the process of evaluating options regarding the PPP loans.

The Company is currently in active litigation with Shelf Life Inc. (“SLI”). At this time, the Company does not believe that any amounts are due under the note to SLI. The Company believes the litigation will be resolved in the first half of 2024.

See discussion of related party loans in Note 14.

Gold Flora Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

12.	CONVERTIBLE NOTES PAYABLE

As of September 30, 2023 and December 31, 2022, convertible notes payable consists of the following:

	September 30, 2023	December 31, 2022

Convertible Notes Payable	$19,727,123	$47,786,487
Less: Unamortized Discount Due to Imputed Interest	-	(4,248,342)

	19,727,123	43,538,145

Less: Current Portion of Convertible Notes Payable	-	(15,718,424)
		.
Convertible Notes Payable, Net of Current Portion	$19,727,123	$27,819,721

1st Financing Round

On June 14, 2019, the Company completed a private placement with investors for up to $15,000,000 of unsecured convertible debenture units (“CD Units”). Each CD Unit is comprised of (i) one US$1,000 principal amount unsecured convertible debenture (a “CD”) which is automatically convertible into Class C membership interest units of the Company (“LLC Units”) or the securities of a resulting issuer upon the completion of a Liquidity Event; and (ii) a warrant (an “LLC Warrant”) of the Company to purchase that number of LLC Units equal to the issued CDs divided by the CDs conversion price. Otherwise, the CDs mature on the second anniversary of issuance. A Liquidity Event means a transaction such as a public offering by the Company with minimum gross proceeds of $20,000,000 or a merger or similar transaction with a concurrent financing with minimum gross proceeds of $20,000,000 in each case that results in the Company’s LLC Units or the securities of the resulting issuer being listed on a recognized stock exchange. A Liquidity Event also includes transactions such as the sale of the Company’s assets or a tender offer whereby the holders of the LLC Units receive case or publicly listed securities on a recognized securities exchange.

The CDs conversion price (the “Conversion Price”) is the lesser of (i) the price that is a 25% discount of the Liquidity Event price or (ii) the price determined based on a pre-money enterprise value of $65,000,000 based on the fully-diluted in-the-money membership units of the Company measured immediately prior to the time of the Liquidity Event (which has an indicative price of $1.48). The CDs bear interest of 8% which is payable semi -annually and matures two years from issuance. Any accrued but unpaid interest is to be paid in cash.

The LLC Warrants have an exercise price to acquire each LLC unit that is 35% greater than the CD conversion price. The LLC Warrants will be exercisable commencing on the date of a Liquidity Event and through the subsequent 24 months subject to customary anti-dilution and change of control provisions. Additionally, the LLC Warrants expire on the second anniversary date of the CDs if a Liquidity Event has not occurred.

The Company’s international investors indirectly invest in CD Units through a direct investment in units (the “Blocker Unit”) of a special purpose U.S. finance corporation (the “Blocker”). Each Blocker Unit consisted of (i) one share of the Blocker (a “Blocker Share”), and (ii) one warrant (a “Blocker Warrant”) to purchase that number of shares of the Blocker equal to the dollar amount issued divided by the Conversion Price. The Blocker and its related Blocker Share and Blocker Warrant are not consolidated into the Company’s financial statements.

Additionally, as part of the fees paid to the broker for the financing, broker warrants (“Broker Warrants”) were issued which consisted of an LLC Unit and an LLC Warrant (collectively, “Broker Unit”). The number of Broker Warrants issued is equal to 7.0% of the gross proceeds of CDs with an exercise price equal to the Conversion Price.

If a Liquidity Event does not occur 12 months after the issuance, 10% additional CD Units or Blocker Units, as applicable, are issued to original investor for no additional consideration (the “Additional Securities”). The Additional Securities were issued on June 14, 2020.

In July and August of 2020, the Company offered to the holders of the CDs a debenture exchange whereby $15,418,000 convertible debentures with the exact same terms as the CDs except with a maturity date of June 13, 2022 (the “Exchanged CD”) were exchanged for $15,418,000 of CDs. The exchange was effective January 1, 2021. The warrants were not exchanged or extended.

Pursuant to ASC 480 – Distinguishing Liabilities from Equity and ASC 815 – Derivatives and Hedging, the Company classified the LLC Warrants and Broker Warrants within equity.

In June 2021, all of the issued warrants expired unexercised.

Gold Flora Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

12.	CONVERTIBLE NOTES PAYABLE (Continued)

During the year ended December 31, 2022, the Company offered to the holders of the Exchanged CDs a debenture exchange whereby $9,213,000 convertible debentures with the exact same terms as the Exchanged CDs except with a maturity date of September 30, 2023, and the addition of 6% additional interest per year payable in kind, and $6,205,000 convertible debentures with the exact same terms as the Exchanged CDs except with a maturity date of December 31, 2023, and the addition of a conversion feature at a conversion price of $1.48 at the option of the holder prior to maturity and a liquidity event. As of September 30, 2023 and December 31, 2022, the related unamortized debt discount was nil and nil, respectively.

As a result of the reverse merger with TPCO Holding Corp., on July 7, 2023, the principal balances of the 1st financing round convertible notes automatically converted into equity of GFC.

2nd Financing Round

Between February 2021 through April 2021, the Company entered into unsecured convertible debenture units (“CD2 Units”) agreements with investors for up to $12,000,000. Each CD2 Unit is comprised of (i) one US$1,000 principal amount unsecured convertible debenture (“CD2”) which is automatically convertible into LLC Units upon completion of a liquidity event or convertible at the holder’s option immediately prior to maturity; and (ii) a warrant (“LLC Warrant2”) to purchase that number of units equal to one-half of the dollar amount issued divided by the conversion price of LLC Units. Otherwise, the CD2s mature on the 3rd anniversary of issuance. The total CD2s issued were $11,755,000 and warrants to purchase an aggregate of 4,778,455 Class C Units.

The CD2s conversion price (the “Conversion Price2”) is the lessor of (i) the price that is a 25% discount of the liquidity event price and (ii) $1.64 per LLC unit. The CD2s bear interest of 8% which is payable semi-annually and matures February 24. 2024. The CD2s also contain a conversion feature at the option of the holder with a conversion price of $1.64 per LLC unit. A Liquidity Event means a transaction such as a public offering by the Company with minimum gross proceeds of $20,000,000 or a merger or similar transaction with a concurrent financing with minimum gross proceeds of $20,000,000 in each case that results in the Company’s LLC Units or the securities of the resulting issuer being listed on a recognized stock exchange. A liquidity event also includes transactions such as the sale of the Company’s assets or a tender offer whereby the holders of the LLC Units receive case or publicly listed securities on a recognized securities exchange. Any accrued but unpaid interest is to be paid in cash. However, in the event of an optional conversion, the Company may, in its sole discretion, determine if the accrued and unpaid interest will be paid in cash or is considered part of the amount eligible to be converted in the optional conversion.

The LLC Warrant2s have an exercise price to acquire each LLC unit that is 35% greater than the CD2 conversion price. The LLC Warrant2s are adjusted for certain events specified in the LLC Warrant2 agreement. The LLC Warrant2s will be exercisable on the date of a Liquidity Event for 24 months subject to customary anti-dilution and change of control provisions. The LLC Warrant2s expire on the maturity date of the CD2s if a Liquidity Event has not occurred.

The Company’s international investors indirectly invest in CD2 Units through a direct investment in units (the “Blocker2 Units”) of GF Investco2 Inc., a special purpose Nevada finance corporation (the “Blocker2”).

Each Blocker2 Unit will consist of (i) one share of the Blocker2 (a “Blocker2 Share”), and (ii) one warrant (a “Blocker2 Warrant”) to purchase that number of shares of the Blocker2 equal to one-half the dollar amount issued divided by the Conversion Price. The Blocker2 and its related Blocker2 Share and Blocker2 Warrant are not consolidated into the Company’s financial statements.

Since a Liquidity Event did not occur 12 months after the issuance, 10% additional CD2s or Blocker2 Shares, as applicable, and 10% additional LLC Warrant2s and Blocker2 Warrants, as applicable, are issued to the original investor for no additional consideration (“Additional Security2”). The Additional Security2s were issued on February 24, 2022, consisting of an aggregate of $1,155,500 of CD2s or Blocker2 Shares, as applicable, and 628,494 LLC Warrant2s and Blocker2 Warrants, as applicable.

Pursuant to ASC 480 – Distinguishing Liabilities from Equity and ASC 815 – Derivatives and Hedging, the Company classified the LLC Warrants and Broker Warrants within equity. The relative fair value of the Warrant2s and Blocker2 Warrants was $2,937,702 and was recognized within members’ capital and as a reduction in the value of the CD2s and Blocker2s as a debt discount on the Company’s condensed consolidated balance sheet. As of September 30, 2023 and December 31, 2022, unamortized debt discount related to the Warrant2s, Blocker2 Warrants, and Additional Security2 was nil and $1,328,324, respectively, with $1,034,497 and $700,010 as interest expense during the nine months ended September 30, 2023 and 2022, respectively.

As a result of the reverse merger with TPCO Holding Corp., on July 7, 2023, the principal balances of the 2nd financing round convertible notes automatically converted into equity of GFC.

Gold Flora Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

12.	CONVERTIBLE NOTES PAYABLE (Continued)

Higher Level of Care Financing

On November 5, 2021, the Company entered into unsecured convertible debenture units (“CDH Units”) agreements with investors for $8,200,000. Each CDH Unit is comprised of (i) one $1,000 principal amount unsecured convertible debenture (“CDH”) which is automatically converted into the Company’s Class F LLC Units upon completion of a liquidity event (“Auto Conversion”) or convertible at the holder’s option immediately prior to maturity (“Optional Conversion”); and (ii) a warrant (“LLC WarrantH”) to purchase that number of Class F units. Otherwise, the CDHs mature on the third anniversary of issuance. The total LLC WarrantHs issued was 4,969,200 as part of the CDH Units.

The CDHs conversion price is the lessor of (i) the price that is a 25% discount of the Liquidity Event price and (ii) $1.65 per Class F LLC unit. Under the Optional Conversion feature, the CDHs conversion price is $1.65 per Class F LLC unit. The CDH bear interest of 8% which is payable semi -annually in cash or Class F LLC units and matures November 5. 2024. Any accrued but unpaid interest is to be paid in cash. However, in the event of an Optional Conversion, the Company may, in its sole discretion, determine if the accrued and unpaid interest will be paid in cash or is considered part of the amount eligible to be converted in the Optional Conversion.

The LLC WarrantHs have an exercise price of $2.00 each. The LLC WarrantHs will be exercisable from issuance through the 4th anniversary, November 5, 2025, subject to customary anti-dilution and change of control provisions. The Company may accelerate the expiration date of the Warrants, if the LLC Class F units are listed on an exchange and its 10-day VWAP is greater than $4.00 for 20 consecutive trading days (“Accelerated Expiration Trigger”), to be 90-days following the Accelerated Expiration Trigger. The exercise price of the LLC Warrants are adjusted if the Company issues LLC Units at less than 95% of the fair market value of such LLC Class F units, the WarrantHs exercise price will be multiplied by the fraction where the numerator shall be the total number of Class F Units outstanding on such record date plus the number of Class F Units equal to the number arrived at by dividing the aggregate price of the total number of additional Class F Units offered by the fair market value, and the denominator shall be the total number of Class F Units outstanding on such record date plus the total number of additional Class F Units offered for subscription or purchase (“Adjustment Provision”).

If a liquidity event does not occur 12 months after the issuance, 10% additional CDHs and LLC Warrants (“Additional SecurityH”), are issued to original investor for no additional consideration. The Additional SecurityHs were issued in November 2022 and was recorded as additional debt discount.

Pursuant to ASC 480 – Distinguishing Liabilities from Equity and ASC 815 – Derivatives and Hedging, the Company classified the LLC WarrantHs within equity. As of September 30, 2023 and December 31, 2022, the unamortized debt discount related to the LLC WarrantHs and Additional SecuriiyH was nil and $229,921, respectively, with $113,215 and $825,656 recognized as interest expense during the nine months ended September 30, 2023 and 2022, respectively.

Airfield Financing

On February 8, 2022 and February 23, 2022, the Company entered into unsecured convertible debenture units (“CDA Units”) agreements with investors for $10,100,000 in aggregate. Each CDA Unit is comprised of (i) one $1,000 principal amount unsecured convertible debenture (“CDH”) which is automatically converted into the Company’s Class F LLC Units upon completion of a liquidity event (“Auto Conversion”) or convertible at the holder’s option immediately prior to maturity (“Optional Conversion”); and (ii) a warrant (“LLC WarrantA”) to purchase that number of Class F units. Otherwise, the CDAs mature on the third anniversary of issuance. The total LLC WarrantAs issued was 6,120,600 as part of the CDA Units.

The CDAs conversion price is the lessor of (i) the price that is a 25% discount of the Liquidity Event price and (ii) $1.65 per Class F LLC unit. Under the Optional Conversion feature, the CDAs conversion price is $1.65 per Class F LLC unit. The CDAs bear interest of 8% which is payable semi -annually in cash or Class F LLC units and matures February 2025. Any accrued but unpaid interest is to be paid in cash. However, in the event of an Optional Conversion, the Company may, in its sole discretion, determine if the accrued and unpaid interest will be paid in cash or is considered part of the amount eligible to be converted in the Optional Conversion.

Gold Flora Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

12.	CONVERTIBLE NOTES PAYABLE (Continued)

The LLC WarrantAs have an exercise price of $2.00 each or 90% of the 10-day VWAP of the Company’s publicly traded shares, if a liquidity event occurs and if an earnout-payment related to its acquisition of Airfield is made in the Company’s publicly traded shares. The LLC WarrantAs will be exercisable from issuance through the fourth anniversary, February 2026, subject to customary anti-dilution and change of control provisions. The Company may accelerate the expiration date of the Warrants, if the LLC Class F units are listed on an exchange and its 10-day VWAP is greater than $4.00 for 20 consecutive trading days (“Accelerated Expiration Trigger”), to be 90-days following the Accelerated Expiration Trigger. The exercise price of the LLC WarrantAs are adjusted if the Company issues LLC Units at less than 95% of the fair market value of such LLC Class F units, the WarrantAs exercise price will be multiplied by the fraction where the numerator shall be the total number of Class F Units outstanding on such record date plus the number of Class F Units equal to the number arrived at by dividing the aggregate price of the total number of additional Class F Units offered by the fair market value, and the denominator shall be the total number of Class F Units outstanding on such record date plus the total number of additional Class F Units offered for subscription or purchase (“Adjustment Provision”).

If a liquidity event does not occur 12 months after the issuance, 10% additional CDAs and LLC WarrantAs (“Additional SecurityA”), are issued to original investor for no additional consideration. Additional SecurityHs were issued in February 2023, which consist of $1,010,00 of CDAs and 612,060 LLC WarrantAs and was recorded as additional debt discount.

Pursuant to ASC 480 – Distinguishing Liabilities from Equity and ASC 815 – Derivatives and Hedging, the Company classified the LLC WarrantAs within equity. At September 30, 2023 and December 31, 2022, the unamortized debt discount related to the LLC WarrantAs and Additional SecurityA was nil and $647,831, respectively, with $113,500 and $916,358 recognized as interest expense during the nine months ended September 30, 2023 and 2022, respectively.

On July, 6, 2023, prior to the reverse merger with TPCO Holding Corp., the Company entered into a debt modification with certain convertible debt holders above, representing approximately $22,515,000 in convertible debt. As consideration for the debt modification and voting support agreement, the Company issued 2,500,000 Class C member units to these convertible debt holders which were ultimately converted to common shares of the Company upon the merger. Management determined the debt modification was considered an extinguishment of debt and recorded a loss on extinguishment of debt in the amount of approximately $1,440,000. The modified convertible debt bear interest at 8 percent per annum, unsecured, matures on December 31, 2025 and convertible at the option of the debt holders at $0.7549 per GFC common shares. The mandatory conversion feature, that was previously contained in the agreements, were removed and replaced with the Company’s optional conversion feature in the event the Company’s common stock exceeds a 20-day VWAP of $1.0175. In the event the 20-day VWAP price is met, the Company may elect to have the holders of the convertible debt convert at a price of $0.7549.

13.	SHAREHOLDERS’ EQUITY

Authorized Units

Prior to the merger, each member’s interest in the Company, including the member’s interest in income, gains, losses, deductions and expenses of the Company, was represented by units (“LLC Units”), which are further divided by Class from A through F. Upon a liquidation event, LLC Units were generally entitled to their pro-rata portion of net assets based on total equity instruments then outstanding to reduce the holders invested capital to zero and any remaining was shared pro rata share among the member LLC units holders. The Company was authorized to issue unlimited LLC Units.

There was an 8% simple non-compounded return to the holders of Class B Units. The Company had determined it was obligated to pay such amount, and accordingly accrued the return on the basis of outstanding investment amount quarterly.

In conjunction with the merger, all LLC Units were converted to common shares of the Company on a 1 to 1.5233 basis and has a total authorized common share limit of 450,000,000.

In conjunction with the merger, holders of the preferred distributions payable related to the holders of Class B Units and equity rights holders related to the Airfield acquisition in 2021 converted/exercised their preferred distribution payable and rights to 8,937,247 and 6,776,482 common shares of the Company, respectively.

Employee Profits Interest

Prior to the acquisition, see Note 8, the Company issued Class E Units to new or existing Members in exchange for services performed or to be performed on behalf of the Company (“Profits Interest Units”); The Profits Interest Units were not allowed to constitute more than 15% of the total outstanding LLC Units. Members receiving Profits Interest Units were not entitled to make capital contributions with respect to the Profits Interest Units.

Gold Flora Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

13.	SHAREHOLDERS’ EQUITY (Continued)

Share based compensation expense was $566,991 and $357,253 during the nine months ended September 30, 2023 and 2022, respectively. The Class E Units had accelerated vesting upon a liquidity event. Accordingly, the previously unrecognized compensation expense for Profits Interests Units were recognized in July 2023 and all Profit Interest Units were converted to common shares, see Note 8. Grant date fair value was $1.21 and $1.49 per unit as of September 30, 2023 and December 31, 2022, respectively and had no intrinsic value. The Company recognized forfeitures when they occurred.

The following table summarizes the issued and outstanding Profits Interest Units:

	Issued and Outstanding	Vested

Balance as of December 31, 2022	6,642,403	4,675,754

Vested	-	1,966,649
Converted to Common Shares	(6,642,403)	(6,642,403)

Balance as of September 30, 2023	-	-

There were no profit interest granted during the nine months ended September 30, 2023.

Restricted Stock Units

The following table summarizes the issued and restricted stock units:

	Issued and Outstanding	Weighted Average Grant Date Fair Value

Balance as of December 31, 2022	-	-

Assumed in Acquisition	427,588	3.63
Vested	(24,011)	0.87
Forfeited	(121,706)	5.79

Balance as of September 30, 2023	281,871	19.73

Options

The options outstanding relate to legacy options from prior acquisitions. No further options will be issued under those legacy plans.

The following table summarizes the issued and outstanding Options:

	Number of Options Outstanding
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Balance as of December 31, 2022	-	-

Assumed in Acquisition	225,940	7.79
Expired	(66,429)	6.71
Forfeited	(8,874)	7.63

Balance as of September 30, 2023	150,637	8.28	4.02	-
Vested and Expected to Vest	150,637	8.28	-	-
Exercisable	139,083	8.22	4.01	-

Warrants

The following table summarizes the issued and outstanding warrants:

	Number of Warrants Outstanding
	Class C LLC Units	Class F LLC Units	Common Shares	Weighted - Average Exercise Price

Balance as of December 31, 2022	9,784,803	11,586,720	-	$1.74
Issued	-	612,060		$2.00
Expired	(264,765)	-	-	$1.64
Exchanged upon Merger	(9,520,038)	(12,198,780)	33,084,276	$1.15
Acquired upon Merger	-	-	35,837,500	$11.50
Balance as of September 30, 2023	-	-	68,921,776	$7.59

Gold Flora Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

13.	SHAREHOLDERS’ EQUITY (Continued)

At September 30, 2023 and December 31, 2022, the weighted-average remaining term and aggregate intrinsic value for the outstanding warrants was 2.0 years and nil, and 2.4 years and nil, respectively.

14.	RELATED PARTIES

Expenses incurred and contributions received from related parties, and amounts due to and (due from) related parties, which are included as components of accounts payable and accrued liabilities or (accounts receivables) in the accompanying condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022 and the condensed consolidated statements of operations for the nine months ended September 30, 2023 and 2022 are as follows:

			Incurred (Received)		Due To (From)
Related Party Name	Relationship	Nature of Transactions	September 30, 2023	September 30, 2022	September 30, 2023	December 31, 2022
127 Radio Road Partners, LLC	Co-owned by a shareholder of the Company	Facility Rent	$389,462	$63,327	$6,410	$-
BlackStar Contractors Inc.	Co-owned by a shareholder of the Company	Construction of Facilities	$11,628	$5,567,591	$(1,251,956)	$(847,156)
BlackStar Financial Inc.	Co-owned by a shareholder of the Company	Shared Services	$150,007	$204,652	$75,559	$74,407
BlackStar Industrial Properties LLC	Co-owned by a shareholder of the Company	Facility Rent and Advances	$5,000	$29,160	$2,638,153	$2,638,153
GF 5630 Partners LLC	Managed by Directors and officers of Gold Flora Corporation	Facility Rent	$404,479	$332,235	$307,699	$525,302
GF Investco 2, Inc.	Managed by Directors and officers of Gold Flora Corporation	Interest Expense	$188,410	$508,200	$-	$374,374
GF Invesco, Inc.	Managed by Directors and officers of Gold Flora Corporation	Interest Expense	$240,382	$713,190	$-	$187,455
Gold Flora Capital LLC	Managed by Directors and officers of Gold Flora Corporation	Interest Expense	$4,449	$13,200	$15,800	$15,800
MasterCraft Homes Group LLC	Co-owned by a shareholder of the Company	Shared Services	$6,927	$51,224	$29,371	$24,700

		Total	$1,400,744	$7,482,779	$1,821,036	$2,993,035

In addition, to the above transactions, the Company entered into a promissory note with Skyfall Partners, LLC, an entity majority owned by a shareholder of the Company, dated December 31, 2020, which matured on December 22, 2021 and bears interest at an interest rate of 10% with principal and unpaid interest due at maturity. The balance of the note payable at September 30, 2023 and December 31, 2022 was $425,000 and $425,000, respectively. The note was amended to extend the maturity date to April 2023. The Company is currently in negotiations to extend the maturity date. Amounts due to Skyfall Partners, LLC is included as a component of due to related parties in the accompanying condensed consolidated balance sheets.

In addition, to the above transactions, the Company entered into a promissory note with BlackStar Capital Partners, LLC, an entity majority owned by a shareholder of the Company, dated December 15, 2021, which matured on June 14, 2023 and bears interest at an interest rate of 10% with principal and unpaid interest due at maturity. The Company is currently in negotiations to extend the maturity date. The balance of the note payable at September 30, 2023 and December 31, 2022 was $1,580,000 and $1,580,000, respectively. Amounts due to Black Star Capital Partners, LLC is included as a component of due to related parties in the accompanying condensed consolidated balance sheets.

A former director of the Company is a close family member to an owner of R&C Brown Associates, LP (“R&C”). The Company has two operating leases and one finance lease with R&C. R&C ceased to be a related party on July 7, 2023.

15.	COMMITMENTS AND CONTINGENCIES

Periodically, the Company reviews the status of each significant matter and assesses the potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable, and the amount can be reliably estimated, such amounts are recognized in other liabilities.

Contingent liabilities are measured at management’s best estimate of the expenditure required to settle the obligation at the end of the reporting period and are discounted to present value when the effect is material. The Company performs evaluations to identify onerous contracts and, where applicable, records contingent liabilities for such contracts.

Contingent consideration is measured upon acquisition and is estimated using probability weighting of potential payouts. Subsequent changes in the estimated contingent consideration from the final purchase price allocation are recognized in the Company’s condensed consolidated statements of operations.

Gold Flora Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

15.	COMMITMENTS AND CONTINGENCIES (Continued)

Commitments

In June 2023, the Company and the sellers of Airfield informally discussed amending the acquisition agreement for Airfield as it relates to the earn-out. As a result of the informal discussions, on July 5, 2023, the Company amended the acquisition agreement with the sellers of Airfield whereby the parties agreed to an earn-out amount to be paid as follows: $2,000,000 is to be paid out in cash, of which $1,000,000 was paid on July 14, 2023 and another $1,000,000 was paid on or before August 14, 2023. Another payment through the issuance of 720,000 Class C units of the Company’s equity, which converted into shares of GFC on July 7, 2023, the fair value of which was approximately $175,000. The last payment of $2,200,000 is to be paid via a promissory note, which is due one year after entering into this amendment. As a result, the Company recorded an increase in the change in fair value of an earnout liability in the accompanying condensed consolidated statement of operations.

Contingencies

The Company’s operations are subject to a variety of local and state regulations. Failure to comply with one or more of those regulations could result in fines, restrictions on its operations, or losses of permits that could result in the Company ceasing operations in that specific state or local jurisdiction. While management of the Company believes that the Company is in compliance with applicable local and state regulations at December 31, 2021, cannabis regulations continue to evolve and are subject to differing interpretations. As a result, the Company may be subject to regulatory fines, penalties, or restrictions in the future.

The Company has a loyalty program whereby customers accumulate points through purchases, and the earned points can be used to reduce the price of future purchases. The points do not expire and are recorded as a component of accounts payable and accrued liabilities on the accompanying condensed consolidated balance sheets for amounts customers have earned but have not yet used.

Due to the merger, certain TPCO Holding Corp. shareholders dissented from the vote for the merger. An amount was calculated based on the TPCO closing share price of $0.17696 on June 14, 2023 (being the last trading date prior to the date of the TPCO shareholders meeting held to authorize the arrangement involving TPCO and Gold Flora and recorded as a component of accounts payable and accrued liabilities in the accompanying consolidated balance sheet. Certain of the dissenting TPCO shareholders have asserted that the fair value of their shares is higher than the trading price, at least US$0.9847 per share. However, the ultimate amount required to be paid by Gold Flora is subject to determination by the Supreme Court of British Columbia.

Claims and Litigation

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. At September 30, 2023, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s consolidated operations. There are also no proceedings in which any of the Company’s directors, officers or affiliates is an adverse party or has a material interest adverse to the Company’s interest.

16.	PROVISION FOR INCOME TAXES

The following table summarizes the Company’s income tax expense and effective tax rates for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

Net Income (Loss) Before Income Taxes	29,765,000	(7,094,165)	7,832,399	(23,034,851)
Income Taxes	(6,806,747)	(1,343,514)	(8,320,741)	(3,354,711)
Effective Tax Rate	(22.9%)	18.9%	(106.2%)	14.6%

For the nine months ended September 30, 2023 and 2022, the Company calculated its provision by applying the discrete method due to the inability to rely on forecasts. The Company believes the discrete method to calculate the interim tax provision is more appropriate. For the three and nine months ended September 30, 2023, income tax expense increased as compared to the same periods in the prior year resulting from the business combination that occurred on July 7, 2023, see Note 8 for further information.

Due to its cannabis operations, the Company is subject to the limitations of Internal Revenue Code (“IRC”) Section 280E. Under IRC Section 280E, the Company is only allowed to deduct expenses directly related to sales of its cannabis products. This results in permanent differences between ordinary and necessary business expenses deemed non-allowable under IRC Section 280E for the Company's expenses related to its plant-touching cannabis operations.

Gold Flora Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

16.	PROVISION FOR INCOME TAXES (Continued)

The effective tax rate for the nine months ended September 30, 2023 varies from the nine months ended September 30, 2022 primarily due to the change in nondeductible expenses under IRC Section 280E as a proportion of pre-tax loss during the period. The Company incurs expenses that are not deductible due to IRC Section 280E limitations which results in significant permanent book-to-tax differences that may not necessarily correlate with pre-tax income or loss.

The Company files income tax returns in the US and various state jurisdictions and is subject to examination of its income tax returns by tax authorities in these jurisdictions who may challenge any item on these returns. The corporate statute of limitations for these jurisdictions remains open for the 2019 tax year to the present.

17.	FINANCIAL INSTRUMENTS

Credit Risk

Credit risk arises from deposits with banks, accounts receivable, security deposits and notes receivable. As of September 30, 2023, the balances were as follows:

	Gross	Allowance	Net

Cash and Cash Equivalents	$32,296,501	$-	$32,296,501
Accounts Receivable	3,298,190	(486,437)	2,811,753
Deposits and other Long Term Assets	5,909,764	-	5,909,764
Notes Receivables	368,705	-	368,705
	$41,873,160	$(486,437)	$41,386,723

18.	SEGMENT REPORTING

The Company operates in three segments: wholesale, retail, and management. The below table presents financial information by type as of September 30, 2023 and December 31, 2022 and for the three and nine months ended September 30, 2023 and 2022:

	September 30, 2023	December 31, 2022
Total Assets
Wholesale	$77,559,501	$34,027,773
Retail	$73,898,705	33,139,253
Management	$143,054,422	191,528,246
Less: Intercompany	(17,378,256)	(96,769,508)

Total Assets	$277,134,372	$161,925,764

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Revenues, net
Wholesale	$3,716,729	$2,270,104	$9,480,500	$6,303,418
Retail	28,243,450	14,149,673	53,088,209	43,171,713

Total Revenues	$31,960,179	$16,419,777	$62,568,709	$49,475,131

Gold Flora Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

18.	SEGMENT REPORTING (Continued)

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Depreciation and Amortization Expense
Wholesale	$2,023,532	$259,087	$4,152,510	$1,454,618
Retail	782,911	380,706	1,721,252	1,142,072
Management	2,658,566	1,393,943	4,323,342	3,370,629

Total Depreciation and Amortization	$5,465,009	$2,033,736	$10,197,104	$5,967,319

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Interest Expense
Wholesale	$718,149	$64,608	$1,106,531	$1,139,084
Retail	310,391	101,823	698,495	304,385
Management	5,803,407	5,517,977	14,568,239	13,700,943

Total Interest Expense	$6,831,947	$5,684,408	$16,373,265	$15,144,412

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Income Tax Expense
Retail	$53,980	$1,343,514	$1,567,974	$3,354,711
Management	6,752,767	-	6,752,767	-

Total Income Tax Expense	$6,806,747	$1,343,514	$8,320,741	$3,354,711

19.	OPERATING EXPENSES

The below table presents operating expenses for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

General and Administrative	$12,978,397	$2,653,875	23,269,352	8,170,093
Allowance for Accounts Receivable and Notes Receivable	4,125	4,168	327,522	30,645
Sales and Marketing	1,150,830	179,195	1,738,308	398,248
Salaries and Benefits	5,883,431	1,387,454	8,659,711	6,213,151
Share-Based Compensation	468,920	47,059	566,991	357,253
Lease Expense	1,678,533	514,788	2,861,198	1,544,365
Depreciation of Property and Equipment and Amortization of Right-of-Use Assets under Finance Leases	817,821	354,918	1,620,215	1,061,421
Amortization of Intangible Expenses	2,635,778	771,666	4,179,111	2,336,250

Total Selling, General and Administrative Expenses	$25,617,834	$5,913,124	$43,222,408	$20,111,426

Gold Flora Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

20.	INCOME (LOSS) PER SHARE

The following is a reconciliation for the calculation of basic and diluted income (loss) per share for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

Net Income (Loss) Attributable to Gold Flora Corp.	$22,939,430	$(8,401,322)	$(443,894)	$(26,248,124)

Dividend on Preferred Stock	$(30,710)	$(403,614)	$(824,777)	$(1,197,681)

Net Income (Loss) Attributable to Gold Flora Corp.	$22,908,720	$(8,804,936)	$(1,268,671)	$(27,445,805)

Weighted Average Number of Shares Outstanding - Basic	273,642,363	94,492,442	154,766,984	94,334,120

Weighted Average Number of Shares Outstanding - Diluted	300,318,094	94,492,442	154,766,984	94,334,120

Net Income (Loss) Per Share - Basic	$0.08	$(0.09)	$(0.01)	$(0.29)

Net Income (Loss) Per Share - Diluted	$0.08	$(0.09)	$(0.01)	$(0.29)

For the three and nine months ended September 30, 2022, diluted loss per share is the same as basic loss per share as the issuance of shares on the exercise of convertible notes payable, employee profit interests, RSUs, warrants and share options are anti-dilutive. For the three and nine months ended September 30, 2023, approximately 69,343,000, of potentially dilutive securities at September 30, 2023 were excluded in the calculation of diluted income per share as their impact would have been anti-dilutive.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report contains certain information that may constitute forward-looking information and forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act and under Canadian securities laws (collectively, “Forward-Looking Statements”) which are based upon the Company’s current internal expectations, estimates, projections, assumptions and beliefs. Such statements can be identified by the use of forward-looking terminology such as “expect,” “likely,” “may,” “will,” “should,” “intend,” “anticipate,” “potential,” “proposed,” “estimate” and other similar words, including negative and grammatical variations thereof, or statements that certain events or conditions “may” or “will” happen, or by discussions of strategy. Forward-Looking Statements include estimates, plans, expectations, opinions, forecasts, projections, targets, guidance, or other statements that are not statements of fact. Forward-Looking Statements in this Quarterly Report include, but are not limited to, statements with respect to:

•	the performance of the Company’s business and operations;
•	the Company’s ability to grow revenue and reach long- term profitability;
•	the expected benefits of the Business Combination and the integration of Gold Flora, LLC and TPCO businesses
•	expected future sources of financing;
•	the implementation and effectiveness of the Company’s cost-cutting initiatives;
•	expectations with respect to future production costs;
•	the expected methods to be used by the Company to distribute cannabis;
•	the competitive conditions of the industry;
•	laws and regulations and any amendments thereto applicable to the business and the impact thereof;
•	the competitive advantages and business strategies of the Company;
•	the application for additional licenses and the grant of licenses or renewals of existing licenses that have been applied for;
•	the medical benefits, viability, safety, efficacy, dosing and social acceptance of cannabis;
•	the Company’s future product offerings;
•	the anticipated future gross margins and Adjusted EBITDA of the Company’s operations;
•	expectations of market size and growth in the United States and the states in which the Company operates or contemplates future operations;
•	expectations for regulatory and/or competitive factors related to the cannabis industry generally; and
•	the uncertainty related to the outcome of litigation
•	the uncertainty related to the resolution of the PPP loans;
•	general economic trends.

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

Part 1—Business Overview

Gold Flora is a single state operator ("SSO") in California and operates as a vertically integrated, licensed, group of cannabis companies. Gold Flora's operations consist of:

Cultivation: operated through Gold Flora's wholly-owned subsidiary, Black Lion Farms, LLC ("BLF"), BLF operates a 105,300 square foot facility at the DHS Campus (as defined below) dedicated to indoor cultivation, which includes a 62,000 square feet of canopy.  Gold Flora has an additional 10,000 square feet of canopy at its San Jose Airfield location.

Manufacturing: operated through Gold Flora's wholly-owned subsidiary, Black Lion Labs, LLC ("BLL"), BLL operates a 10,000 square foot facility at the DHS Campus dedicated to manufacturing.

Distribution: operated through Gold Flora's majority held subsidiary, GF Distribution, LLC d/b/a RYL Distribution ("GFD"), GFD operates a California state wide distribution network with three core hubs in Desert Hot Springs, California, Costa Mesa, California and San Jose, California.

Retail: operated through a number of Gold Flora's wholly-owned subsidiaries, Gold Flora operates dispensaries in California. These retail operations include 4 dispensaries currently operating in Long Beach, San Jose, Hollister and Seaside. Gold Flora acquired 11 (net) additional dispensaries to bring the total to 15 retail locations as part of its TPCO acquisition discussed subsequently.  The Company anticipates opening a 16th dispensary in Corona before the end of November 2023.

Regulation

We are subject to the local and federal laws in the jurisdictions in which we operate. We hold all required licenses for the production and distribution of our products in the jurisdictions in which we operate and continuously monitor changes in laws, regulations, treaties and agreements. We are licensed to cultivate, manufacture, distribute and sell wholesale and retail cannabis and cannabis products. We operate in, and/or have ownership interests in businesses operating in, California, pursuant to the California Medicinal and Adult-Use Cannabis Regulation and Safety Act.

Product Innovation and Consumer Trends

Our business is subject to changing consumer trends and preferences, which is dependent, in part, on continued consumer interest in existing and new products. The success of new product offerings depends upon a number of factors, including our ability to: (i) accurately anticipate customer needs; (ii) develop new products that meet these needs; (iii) successfully commercialize new products; (iv) price products competitively; (v) produce and deliver products in sufficient volumes and on a timely basis; and (vi) differentiate product offerings from those of our competitors.

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

Gold Flora Corporation is a female-led, vertically-integrated cannabis leader that owns and operates a robust portfolio of 9 cannabis brands, 15 retail dispensaries, and a number of companies, including Stately Distribution, throughout California. Its retail brands include Airfield Supply Company, Caliva, Coastal, Calma, King’s Crew, Varda, and Higher Level.

Gold Flora Corporation operates an indoor cultivation canopy of approximately 72,000 square feet, with the opportunity to expand to a further approximately 240,000 square feet. Its 200,000 square-foot cannabis campus located in Desert Hot Springs, California (the “DHS Campus”) – that has the ability to scale to 620,000 square feet – also houses the company’s manufacturing, and extraction facilities, as well as Stately Distribution.

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

Holders of the Common Shares of TPCO received one share of common stock of the Resulting Issuer (such shares, the “Resulting Issuer Shares”) for each TPCO Common Share held and holders of Gold Flora Units received 1.5233 Resulting Issuer Shares for each Gold Flora Unit held.

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

Key Transaction Benefits & Strategic Rationale

•

Increased size and scale to become a leading operator in the world’s largest cannabis market. The combined company operates a footprint of 15 retail stores, 9 house brands, three distribution centers, one manufacturing facility and six cultivation facilities, providing the size and scale to position the combined company as a leader in the California cannabis market.

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

•

Combined company is well-positioned as a top 10 brand portfolio by revenue. As two of the premier operators in the state, the Business Combination has created a diversified and highly complementary customer product offering, with a variety of form factors and brands for differentiated consumer profiles. Additionally, with only 13% overlap in current company retail store footprints, there is a significant opportunity for cross-selling brands into diverse customer bases to drive organic growth.

•

Enhanced financial profile with strong balance sheet. Providing a robust foundation to accelerate growth, the combined company will be well-positioned to capitalize on the market opportunities ahead as a leading public cannabis company in California.

Gold Flora Corporation is a vertically integrated single-state operator that, through various subsidiaries, has cultivation, manufacturing, distribution and retail operations in California. While the nature of the Company’s operations is legalized and approved by the State of California, it is considered to be an illegal activity under the Controlled Substances Act of the United States of America (the “CSA”). Accordingly, certain additional risks and uncertainties are present as discussed in this Form 10-Q.

As of September 30, 2023, we operated fifteen retail locations including the following: Caliva, Coastal, Calma, Airfield Supply Company, King's Crew, Varda, Higher Level, and Deli.

The Company operates in three segments: wholesale, retail, and management.

We continue to actively evaluate additional cost reductions and business optimization to reduce our cash burn in the near term, accelerate market share growth, improve our gross margin profile and work toward generating sustained free cash flow.

Third Quarter Highlights

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

While the overall cannabis market in California declined 2% in the two months ending in August 2023, Stately Distribution grew 33%, growing share in a declining market.  We have completed the on-boarding of all TPCO brands and sales onto the Stately Distribution platform, adding $400,000 in revenue to the Stately platform in the quarter ending September 30, 2023.

In addition, Stately has doubled the sales volume of Cruisers in third party dispensaries in September of 2023 compared to July of 2023.

Restructuring Activities

The Company has diligently and successfully accomplished targeted measures to streamline and integrate legacy operations into Gold Flora's vertically-integrated platform. Integration includes significant reductions in marketing expenses, professional services, personnel expenses, and G&A expenses. In addition, the Company has nearly eliminated its reliance on third-party vendors for biomass, manufacturing, and distribution. Gold Flora has closed several non-profitable delivery locations and has optimized its real-estate footprint by exiting leases or, where attractive, subleasing underutilized space.

The tangible outcomes of these initial changes translate into substantial annualized cost savings of approximately $30 million, surpassing the Company's initial cost-savings target of $20-$25 million.  Annualized payroll savings make up approximately half of the achieved savings.   Other areas where savings were found included: ceasing using Nabis for wholesale distribution, real estate optimizations/lease re-negotiation, and insurance.

The Company is in the process of integrating its back-office infrastructure and has identified other synergies and cost-saving initiatives, which should yield additional significant savings. Overall, the Company is on plan and ahead of schedule with respect to targeted cost savings.

As part of the restructuring, the Company closed its Ceres retail location and Brisbane delivery depot during the third quarter.

Company-Owned Branded Product (“1P”) Growth

With the addition of retail locations, we have expanded our company-owned branded product (“1st Party Product”) presence between Gold Flora and TPCO, now representing Mirayo, Caliva, Cruisers, Monogram, Gold Flora, Roll Bleezy, JetFuel, Sword and Stoned and Aviation, which represents 21% of total retail revenue.

Cultivation

Our cultivation capacity has increased significantly during Q3 2023 at our Desert Hot Springs (“DHS”) Campus.  We have turned on an additional approximate 40,0000 square feet of canopy, more than tripling our productive capacity of quality, indoor flower.   We estimate annual flower production of almost 30,000 pounds when all flower rooms are operating optimally.

A majority of this flower will be utilized to produce our first party branded packaged products for sale in our retail stores and to third party stores through distribution.  This represents a significant shift in capacity and fulfilling first party product demand in the combined entity.

Manufacturing

We continue to integrate all first party (“1P”) product production into the Gold Flora operation at the DHS Campus.  Overall, 1P product SKUs have increased over 2.5 times since the merger, amounting to almost 200 SKUs moving through the operation.

We have successfully moved all TPCO outsourced vape production to the DHS Campus, representing an additional ~$4mm in annualized wholesale revenue over the same fixed cost footprint.

Flower packaging, including automated lines for bagging and jarring, is operational.  Productivity has more than doubled as a result of these changes.

In addition, we have launched our concentrates products in the Roll Bleezy brand, an affordable, quality smokables brand focusing on preserving the essence of each strain in the finished product.  In the first two months, sales have increased over $100,000 and Roll Bleezy concentrates are now being sold in over 90 accounts statewide.

Distribution

We have terminated outsourced distribution services that TPCO utilized and integrated this into our internal Stately Distribution operations and sales, amounting to annualized savings of approximately $3 million in distribution fees and overhead.

The number of units moving through our distribution operations and the number of orders processed has increased over 50% since the merger, with costs to process and move these units only increasing by 7%.

Supply Chain Management

We have integrated company-wide centralized planning, purchasing and sourcing of non-cannabis and cannabis related inventory and consolidated into one ERP system, yielding improved efficiencies in inventory management.

Subsequent Events

On October 5, 2023, the Company announced the launch of its premium flower brand CURRENT, celebrating cannabis flavor and genetic expression. Current was developed to meet a market demand for curated craft flower that is flavor-focused.

Crafted in four distinct flavor classes included Rare Gas, Rare Fruit, Rare Haze, and Rare Dessert, CURRENT is now available at all 15 Gold Flora retail locations, including Airfield Supply Company, Caliva, Coastal, Calma, King's Crew, Varda, Higher Level, and Deli. To celebrate the launch, Gold Flora will be giving away branded swag and hosting in-store activations at select locations. Statewide third-party retail distribution is expected to commence in November 2023.

Results of Operations

(Unaudited, in United States dollars)

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

Revenues, net	$31,960,179	$16,419,777	$62,568,709	$49,475,131
Cost of Goods Sold	20,646,157	12,130,431	43,268,725	38,017,000

Gross Profit	11,314,022	4,289,346	19,299,984	11,458,131

Operating Expenses:
Selling, General, and Administrative	25,617,834	5,913,124	43,222,408	20,111,426
Change in Fair Value of Earnout Liability	-	-	4,375,000	-

Total Operating Expenses	25,617,834	5,913,124	47,597,408	20,111,426

Operating Loss	(14,303,812)	(1,623,778)	(28,297,424)	(8,653,295)

Other Expense:
Interest Expense, Net	6,831,947	5,684,408	16,373,265	15,144,412
Loss on Extinguishment of Debt	1,440,207	-	1,440,207	-
Gain on Bargain Purchase	(49,025,606)	-	(49,025,606)	-
Other Expense (Income)	(3,315,360)	(214,021)	(4,917,689)	(762,856)

Net Income (Loss) Before Income Taxes	29,765,000	(7,094,165)	7,823,399	(23,034,851)

Income Taxes	(6,806,747)	(1,343,514)	(8,320,741)	(3,354,711)

Net Income (Loss)	22,958,253	(8,437,679)	(488,342)	(26,389,562)

Net Income (Loss) Attributable to Non-Controlling Interest	18,823	(36,357)	(44,448)	(141,438)

Net Income (Loss) Attributable to Gold Flora Corp.	$22,939,430	$(8,401,322)	$(443,894)	$(26,248,124)

Dividend on Preferred Stock	$(30,710)	$(403,614)	$(824,777)	$(1,197,681)

Net Income (Loss) Attributable to Gold Flora Corp.	$22,908,720	$(8,804,936)	$(1,268,671)	$(27,445,805)

Sales Revenue

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Revenues, net
Wholesale	$3,716,729	$2,270,104	$9,480,500	$6,303,418
Retail	28,243,450	14,149,673	53,088,209	43,171,713

Total Revenues	$31,960,179	$16,419,777	$62,568,709	$49,475,131

The Company’s revenue for the three and nine months ended September 30, 2023 was $31,960,179 and $62,568,709 compared to $16,419,777 and $49,475,131 in the three and nine months ended September 30, 2022 representing increases of $15,540,402 (94.6%) and $13,093,578 (26.5%) respectively.

The Company’s wholesale revenues for the three and nine months ended September 30, 2023 was $3,716,729 and $9,480,500 compared to $2,270,104 and $6,404,418 in the three and nine months ended September 30, 2022 representing increases of $1,446,625 (63.7%) and $3,177,082 (50.4%) respectively.   The increases are due to additional cultivation rooms coming online during the periods allowing for higher bulk cannabis sales.

The Company’s retail revenues for the three and nine months ended September 30, 2023 was $28,243,450 and $53,088,209 compared to $14,149,673 and $43,171,713 in the three and nine months ended September 30, 2022 representing increases of $14,093,777 (99.6%) and $9,916,496 (23.0%) respectively.  The increases are due to primarily due to the consolidation of the Company’s TPCO acquisition from July 7, 2023 to September 30, 2023 which added 11 (net of one closure) additional retail locations.    At September 30, 2023, GFC operated 15 retail locations.   GFC expects to add an additional retail location in Q4 2023 to bring the total number of operated retail locations to 16.

Gross Profit

Gross Profit reflects our revenue less our cost of sales, which consist of costs primarily consisting of labor, materials, consumable supplies, overhead, amortization of production equipment, shipping, packaging and other expenses.

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

Revenues	$31,960,179	$16,419,777	$62,568,709	$49,475,131
Cost of Goods Sold	20,646,157	12,130,431	43,268,725	38,017,000

Gross Profit	11,314,022	4,289,346	19,299,984	11,458,131
	35%	26%	31%	23%
Adjustments to Gross profit
Depreciation and Amortization	1,056,035	341,372	2,454,763	1,016,047
Operating Expenses related to 280E adjustments	5,717,144	1,468,129	8,848,706	3,634,068
Non-Reoccurring Inventory Adjustments	-	-	-	1,200,000
Adjusted Gross Profit	$18,087,201	$6,098,847	$30,603,453	$17,308,247

Adjusted Gross Profit %	57%	37%	49%	35%

Non-GAAP Measures - Adjusted Gross Profit

We believe Adjusted Gross Profit is a useful measure to assess the performance of the Company as it provides more meaningful operating results by excluding the effects of expenses that are not reflective of our underlying business performance.  We define “Adjusted Gross Profit” as Gross Profit adjusted to exclude operating expenses (including depreciation and amortization) related to U.S. tax code 280E adjustments and non-recurring inventory adjustments.

The Company’s gross profit for the three and nine months ended September 30, 2023 was $11,314,022 (35%) and $19,299,984 (31%) compared with $4,289,346 (26%) and $11,458,131 (23%) in the three and nine months ended September 30, 2022.

The Company adjusted gross profit (adjusting for depreciation & amortization, operating expensed related to U.S. tax code 280E adjustments and non-recurring inventory adjustments) for the three and nine months ended September 30, 2023 was $18,087,201 (57%) and $30,603,543 (49%) compared with $6,098,847 (37%) and $17,308,247 (35%) in the three months ended September 30, 2022.   The significant improvement in Adjusted Gross Margin is primarily due to: vertical integration efficiencies, bringing distribution in-house, and reduction of third party costs through supply chain optimization.

Since the merger, retail has focused on centralizing resources to increase proficiencies in retail operations and store profitability. In July 2023, we closed non profitable delivery services in Coastal, Varda, Calma and Brisbane, saving $655,000 (combined) in annualized net cash burn.

With our expanded presence in California we have negotiated with our key vendors to optimize our gross margins across the organization. With the broader retail footprint, we have been able to negotiate more advantageous promotional commitments from our partners.

As a result of the merger, we centralized resources, revisited tactics, reduced headcount significantly, and reduced marketing spend. We have a more disciplined approach in our spend and ROI thresholds with programs and programmatic ad spend.  We have placed more attention on lower funnel marketing tactics i.e. SEO, loyalty and email.

Operating Expenses

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

General and Administrative	$12,978,397	$2,653,875	23,269,352	8,170,093
Allowance for Accounts Receivable and Notes Receivable	4,125	4,168	327,522	30,645
Sales and Marketing	1,150,830	179,195	1,738,308	398,248
Salaries and Benefits	5,883,431	1,387,454	8,659,711	6,213,151
Share-Based Compensation	468,920	47,059	566,991	357,253
Lease Expense	1,678,533	514,788	2,861,198	1,544,365
Depreciation of Property and Equipment and Amortization of Right-of-Use Assets under Finance Leases	817,821	354,918	1,620,215	1,061,421
Amortization of Intangible Expenses	2,635,778	771,666	4,179,111	2,336,250

Total Selling, General and Administrative Expenses	$25,617,834	$5,913,124	$43,222,408	$20,111,426

Operating expenses primarily include salaries and benefits, professional fees, rent and facilities expenses, travel-related expenses, advertising and promotion expenses, licenses, fees and taxes, office supplies and pursuit expenses related to outside services, stock-based compensation and other general and administrative expenses.

General & Administrative expenses were $12,978,397 and $23,269,352 for the three and nine months ended September 30, 2023, respectively, compared with $2,653,875 and $8,170,093 in the three and nine months ended September 30, 2022. The significant increase in general & administrative expenses is due to non-recuring transaction costs associated with GFC’s acquisition of TPCO and the assumption of other TPCO related general & administrative costs that supported its twelve retail location network. During the nine months ended September 30, 2023, both TPCO and GFC incurred a total of $12,680,616 non-recuring transaction costs. GFC management is reviewing all assumed TPCO general & administrative costs in detail and reducing/eliminating as possible.

The allowance for doubtful accounts was $4,125 and $327,522 for three and nine months ended September 30, 2023, respectively, compared with $4,168 and $30,645 in the three and nine months ended September 30, 2022. The changes in allowance reflects management’s estimates for credit losses on various trade receivables.

Sales and marketing totaled $1,150,830 and $1,738,308 for the three and nine months ended September 30, 2023, respectively, compared with $179,195 and $398,248 in the three and nine months ended September 30, 2022. The increase reflects the more retail focus of the business post the TPCO acquisition.

Salaries and benefits totaled $5,883,431 and $8,659,711 in the three and nine months ended September 30, 2023, respectively, compared with $1,387,454 and $6,213,151 in the three and nine months ended September 30, 2022. The increase in salaries and benefit expenses reflects TPCO compensation costs assumed with the acquisition. TPCO as a public company with a significant retail footprint incurred significantly higher operating compensation costs than Gold Flora previously as a cultivation focused private company. During the nine months ended September 30, 2023, GFC and TPCO incurred $3,515,041 of non-recurring management level severances. GFC management is reviewing all assumed TPCO salary and benefit costs in detail and reducing/eliminating as possible.

Share-based compensation totaled $468,920 and $566,991 in the three and nine months ended September 30, 2023, respectively, as compared to $47,059 and $357,253 in the three and nine months ended September 30, 2022. Share based compensation is a non-cash expense and fluctuates with the number of restricted stock units (“RSUs”) granted and vested in a period and the price of our Common Shares.

Lease expense totaled $1,678,533 and $2,861,198 in the three and nine months ended September 30, 2023, respectively, compared with $514,788 and $1,544,365 in the three and nine months ended September 30, 2022. The increase is primarily the result of the acquisition of eleven (net of one closure) retail locations during the quarter ended September 30, 2023.   GFC closed the Brisbane delivery depot and Ceres retail locations acquired from TPCO during the quarter ended September 30, 2023 in order to streamline costs.

Depreciation of property, plant & equipment totaled $817,821 and $1,620,215 in the three and nine months ended September 30, 2023, respectively, as compared to $354,918 and $1,061,421 in the three and nine months ended September 30, 2022. Depreciation is a non-cash expense and increased as a result of the TPCO acquisition which brought 11 (net) retail locations and the associated property, plant and equipment located at those locations.

Amortization of intangible assets totaled $2,635,778 and $4,179,111 in the three and nine months ended September 30, 2023, respectively, as compared to $771,666 and $2,336,250 in the three and nine months ended September 30, 2022.  Amortization is a non-cash expense. The increase in amortization expense is due to the TPCO acquisition at the $42,630,000 of definite life (i.e. amortizing) intangible asset additions that came with the transaction.

Other Items

Interest (expense)

Interest expense totaled $6,831,497 and $16,373,265 for the three and nine months ended September 30, 2023, respectively, as compared to $5,684,408 and $15,144,412 in the three and nine months ended September 30, 2022, respectively. The interest expense is incurred on lease accounting for the Company’s right-of-use assets, notes payable and convertible loans.

Gain on bargain purchase

Gain on bargain purchase totaled $49,025,606 and $49,025,606 for the three and nine months ended September 30, 2023, respectively, as compared to $Nil and $Nil in the three and nine months ended September 30, 2022.  The gain on bargain purchase is a non-cash gain realized on the acquisition of TPCO due to the net assets acquired being higher than the consideration paid.

Net Income / (loss) Attributable to Gold Flora, Corp

The Company recorded net income of $22,958,253 and a net loss of $488,342 in the three and nine months ended September 30, 2023, respectively, as compared to net losses of $8,437,679 and $26,389,562 in the three and nine month periods ended September 30, 2022, respectively. The net income realized in the three and nine months ended September 30, 2023 is due predominately to the large non-cash $49,025,606 non-recurring gain on bargain purchase realized on the TPCO acquisition.

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

Adjusted EBITDA

We believe Adjusted EBITDA is a useful measure to assess the performance of the Company as it provides more meaningful operating results by excluding the effects of expenses that are not reflective of our underlying business performance and other one-time or non-recurring expenses. We define “Adjusted EBITDA” as EBITDA adjusted to exclude extraordinary items, non-recurring items and, other non-cash items, including, but not limited to (i) share-based compensation expense, (ii) change in fair values of earn out liability, (iii) non-recurring legal and professional fees, human-resources, inventory and bad debt / collections-related expenses, (iv) intangible and goodwill impairments and loss on disposal of assets / debts, and (v) transaction costs related to merger and acquisition activities.

Reconciliation of Non-GAAP Measures

A reconciliation of EBITDA and Adjusted EBITDA to the most directly comparable measure determined under GAAP is set out below.

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

Net Income (Loss)	$22,958,253	$(8,437,679)	$(488,342)	$(26,389,562)
Interest Expense	6,831,947	5,684,408	16,373,265	15,144,412
Taxes	6,806,747	1,343,514	8,320,741	3,354,711
Depreciation and Amortization	5,465,009	2,033,736	10,197,104	5,967,319

EBITDA	$42,061,956	$623,979	$34,402,768	$(1,923,120)

Addback for Adjusted EBITDA
Noncash Operating Lease Expense	333,500	(65,079)	625,373	(79,545)
Change in Fair Value of Earnout Liability	-	-	4,375,000	-
Loss on Extinguishment of Debt	1,440,207	-	1,440,207	-
Gain on Bargain Purchase	(49,025,606)	-	(49,025,606)	-
Share-Based Compensation	468,920	47,059	566,991	357,253
Bad Debt Expense	4,125	4,168	327,522	30,645
Transaction Fees and Legal Fees	2,634,434	62,007	4,180,208	464,392
Transaction Related Expenses	367,748	-	367,748	-
Non-Reocurring Inventory Adjustments	-	-	-	1,200,000
Adjusted EBITDA	$(1,714,716)	$672,134	$(2,739,789)	$49,625

(1)

Item incurred in either Gold Flora or in TPCO post July 7, 2023. Transaction expenses and severance incurred in TPCO prior to July 7, 2023 are netted off the bargain purchase gain. Total transaction expenses incurred by both GFC and TPCO totaled $12,680,616. Total management level severances expenses incurred by both GFC and TPCO totaled $3,515,041.

The Company’s EBITDA was $42,061,956 and $34,402,768 for the three and nine months ended September 30, 2023, respectively, as compared to $623,979 and $1,923,120 (loss) in the three and nine months ended September 30, 2022, respectively. The higher EBITDA is due to non-cash gain on the bargain purchase $49,025,606 being included in EBITDA in the three and nine months ended September 30, 2023.

Adjusted EBITDA

The Company’s management views Adjusted EBITDA as the best measure of its underlying operating performance.

The Company’s Adjusted EBITDA loss was $1,714,716 and $2,739,789 for the three and nine months ended September 30, 2023, as compared to positive EBITDA of $672,134 and $49,625 in the three and nine months ended September 30, 2022. The Adjusted EBITDA losses are due to the acquisition of TPCO during the third quarter and the associated transaction and integration costs incurred.  The Company believes that it will realize synergies over the coming twelve months from the TPCO acquisition and generate positive EBITDA.

Cash Flow

	September 30, 2023	September 30, 2022

NET CASH USED IN OPERATING ACTIVITIES	(24,821,465)	(10,440,717)

NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES	54,551,673	(6,558,759)

NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES	(2,650,778)	5,183,777

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	27,079,430	(11,815,699)
Cash and Cash Equivalents, Beginning of Period	5,217,071	17,455,239

CASH AND CASH EQUIVALENTS, END OF PERIOD	$32,296,501	$5,639,540

Operating Activities

Cash used in operating activities was $24,821,465 in the nine months ended September 30, 2023 as compared to $10,440,717 in the nine months ended September 30, 2022.   The average cash burn for the first nine months of 2023 was $2,757,941 per month.  The higher average monthly cash use is a result of the TPCO acquisition which closed on July 7, 2023 and its associated transaction costs.   Gold Flora’ monthly average cash burn for the six months ended June 30, 2023 was $795,273.  The higher cash burn in the nine months ended September 30, 2023 includes the payment of transaction costs and severances associated with the TPCO acquisition.  Total transaction costs incurred by both TPCO and Gold Flora was $12,680,616 for the nine months ended September 30, 2023.

Investing Activities

Cash provided by / (used in) investing activities was $54,551,672 in the nine months ended September 30, 2023 as compared to and $6,558,759 (used in) in the nine months ended September 30, 2022.    GFC acquired $55,306,235 of cash from TPCO on July 7, 2023.   In nine months ended September 30, 2022, GFC used cash primarily for purchase of property, plant and equipment.

Financing Activities

Cash provided by / (used in) financing activities was $2,650,778 (used in) in the nine months ended September 30, 2023 as compared to $5,183,777 cash provided by in the nine months ended September 30, 2022.   The change in cash financing cash flows is reflective of Gold Flora issuing and repaying notes.  In the nine months ended September 30, 2022, Gold Flora paid $10.1 million related to an acquisition.

Liquidity and Capital Resources

Gold Flora is currently meeting its current operational obligations as they become due from its current working capital and from operations.  Historically, Gold Flora’s primary source of liquidity has been its operations, capital contributions made by equity investors, debt issuances and most recently $55,306,235 of cash acquired as part of the TPCO acquisition which closed on July 7, 2023. As a result of the merger with TPCO, $28,328,000 in principal balances of the convertible notes automatically converted into equity of Gold Flora Corporation. Gold Flora Corporation believes that the efficient vertical-integration and scale that the transaction is expected to provide further gross margin expansion and a path to longer-term profitability.  Gold Flora plans to reduce operating expenses through various strategic initiatives and aggressive cost-cutting measures and raise additional debt financing if needed to help fund operations.

As of September 30, 2023, Gold Flora had cash and cash equivalents of $32,296,501 compared with cash and cash equivalents of $5,217,071 as at December 31, 2022.    Cash and cash equivalents are predominately invested in liquid securities issued by the United States government.

In evaluating Gold Flora Corporation’s capital requirements and its ability to fund the execution of its strategy, Gold Flora Corporation believes it has adequate available liquidity to enable it to meet its working capital and other operating requirements, fund growth initiatives and capital expenditures, settle its liabilities and repay scheduled principal and interest payments on debt over the coming twelve months.  Gold Flora has assumed it will realize significant synergies post-closing the Business Combination. To the extent these synergies are not achieved or not achieved on the timeframe expected, additional capital will be required which if not available as required would raise substantial doubt about the Company’s ability to continue as a going concern.   We continue to actively evaluate additional cost reductions and business optimization to reduce our cash burn, accelerate market share growth, improve our gross margin profile and work toward generating sustained free cash flow over the longer term.

If additional capital is required, Gold Flora Corporation expects to have access to public capital markets through its listing on the NEO Exchange if the trading price of the Gold Flora Common Stock improves, and continue to review and pursue selected external financing sources to ensure adequate financial resources. These potential sources include, but are not limited to (i) obtaining financing from traditional or non-traditional investment capital organizations; (ii) obtaining funding from the sale of Gold Flora Common Stock or other equity or debt instruments; and (iii) obtaining debt financing with lending terms that more closely match Gold Flora Corporation’s business model and capital needs. There can be no assurance that Gold Flora Corporation will gain adequate market acceptance for its products or be able to generate sufficient positive cash flow to achieve its business plans, that additional capital or other types of financing will be available when needed, or that these financings will be on terms favorable to Gold Flora Corporation or at all. In addition, due to the price of the Gold Flora Common Stock, raising equity capital currently may not be feasible. Any additional equity financing may be on terms that are dilutive, or potentially dilutive, to the Company’s shareholders and debt financing, if available, may involve restrictive covenants with respect to the Company’s ability to pay dividends, raise additional capital or execute various other financial and operational plans.

Gold Flora does not have any expected material commitments for capital expenditures.

Off-Balance Sheet Arrangements

As of the date hereof, Gold Flora Corporation does not have any off-balance sheet financing arrangements and has not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Commitments

In June 2023, the Company and the sellers of Airfield informally discussed amending the acquisition agreement for Airfield as it relates to the earn-out. As a result of the informal discussions, on July 5, 2023, the Company amended the acquisition agreement with the sellers of Airfield whereby the parties agreed to an earn-out amount to be paid as follows: $2,000,000 is to be paid out in cash, of which $1,000,000 was paid on July 14, 2023 and another $1,000,000 is to be paid on or before August 14, 2023. Another payment through the issuance of 720,000 Class C units of the Company’s equity, which converted into shares of GFC on July 7, 2023, the fair value of which was approximately $175,000. The last payment of $2,200,000 is to be paid via a promissory note, which is due one year after entering into this amendment. As a result, the Company recorded an increase in the change in fair value of an earnout liability in the condensed consolidated statement of operations for the nine months ended September 30, 2023.

Contingencies

The Company’s operations are subject to a variety of local and state regulations. Failure to comply with one or more of those regulations could result in fines, restrictions on its operations, or losses of permits that could result in the Company ceasing operations in that specific state or local jurisdiction. While management of the Company believes that the Company is in compliance with applicable local and state regulations, cannabis regulations continue to evolve and are subject to differing interpretations. As a result, the Company may be subject to regulatory fines, penalties, or restrictions in the future.

The Company has a loyalty program whereby customers accumulate points through purchases, and the earned points can be used to reduce the price of future purchases. The points do not expire and are recorded as a component of accounts payable and accrued liabilities on the accompanying condensed consolidated balance sheets for amounts customers have earned but have not yet used.

Due to the merger, certain TPCO Holding Corp. shareholders dissented from the vote for the merger.  Ane amount was calculated based on the TPCO closing share price of $0.17696 on June 14, 2023 (being the last trading date prior to the date of the TPCO shareholders meeting held to authorize the arrangement involving TPCO and Gold Flora and recorded as a component of accounts payable and accrued liabilities in the accompanying consolidated balance sheet. Certain of the dissenting TPCO shareholders have asserted that the fair value of their shares is higher than the trading price, at least US$0.9847 per share. However, the ultimate amount required to be paid by Gold Flora is subject to determination by the Supreme Court of British Columbia.

Claims and Litigation

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. At September 30, 2023, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s consolidated operations. There are also no proceedings in which any of the Company’s directors, officers or affiliates is an adverse party or has a material interest adverse to the Company’s interest.

Lease Obligations, Notes Payable and Convertible Notes Payable

The Company has material lease obligations payable which are detailed in Note 10 of the interim condensed consolidated financial statements included in this Form 10-Q.   The Company has material notes and convertible notes payable which are detailed in Notes 11 and 12 of the interim condensed consolidated financial statements included in this Form 10-Q.

Inflation

The Company is not immune to the widespread cost inflation experienced in the United States and many parts of the world. The Company intends to continue to work to improve its gross margins despite cost inflation through market pricing, greater cost efficiencies, advantageous vendor partnerships, and other measures.

Critical Accounting Policies and Critical Accounting Estimates

The preparation of consolidated financial statements in conformity with GAAP requires our management to make judgments, estimates and assumptions about future events that affect the amounts reported in the consolidated financial statements. Although these estimates are based on management’s best knowledge of the amount, event or actions, actual results may differ from those estimates. Estimates and judgments are continuously evaluated and are based on management’s experience and other factors, including expectations of future events that management considers to be reasonable.

Revisions to accounting estimates are recognized in the period in which the estimates are revised and in any future periods affected.

Consolidation

Judgment is applied in assessing whether Gold Flora exercises control and has significant influence over entities in which Gold Flora directly or indirectly owns an interest. Gold Flora has control when it has the power over the subsidiary, has exposure or rights to variable returns, and has the ability to use its power to affect the returns. Significant influence is defined as the power to participate in the financial and operating decisions of the subsidiaries. Where Gold Flora is determined to have control, these entities are consolidated. Additionally, judgment is applied in determining the effective date on which control was obtained.

Business Combinations

Business combinations are accounted for using the acquisition method. The consideration transferred in a business combination is measured at fair value at the date of acquisition. Acquisition-related transaction costs are expensed as incurred. Identifiable assets and liabilities, including intangible assets, of acquired businesses are recorded at their fair value at the date of acquisition. When Gold Flora acquires control of a business, any previously held equity interest also is remeasured to fair value. The excess of the purchase consideration and any previously held equity interest over the fair value of identifiable net assets acquired is goodwill. If the fair value of identifiable net assets acquired exceeds the purchase consideration and any previously held equity interest, the difference is recognized in the Consolidated Statements of Operations immediately as a gain or loss on acquisition.

Contingent consideration is measured at its acquisition-date fair value and included as part of the consideration transferred in a business combination. Contingent consideration that is classified as equity is not remeasured at subsequent reporting dates and its subsequent settlement is accounted for within equity. Contingent consideration that is classified as an asset or a liability is remeasured at subsequent reporting dates in accordance with ASC 450, Contingencies, as appropriate, with the corresponding gain or loss being recognized in profit or loss.

Each of the Airfield and Higher Level of Care acquisitions is a business combination accounted for using the acquisition method in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805 Business Combinations (“ASC 805”).

Leases

Gold Flora accounts for its leases in accordance with ASU 2016-02, “Leases (Topic 842)” (“ASC 842”). In addition, Gold Flora elected accounting policy elections to exclude from the consolidated balances the right-of-use (“ROU”) assets and lease liabilities related to short-term leases, which are those leases with a lease term of twelve months or less that do not include an option purchase the underlying lease asset that Gold Flora is reasonably certain to exercise and to not separate leases and non-lease components. Gold Flora determines if an arrangement is a lease at inception. Operating leases are included in operating lease ROU assets and accrued obligations under operating lease (current and non-current) liabilities in the Consolidated Balance Sheets. Finance lease ROU assets are included in property and equipment, net and finance lease obligations are included under finance lease (current and non-current) liabilities in the Consolidated Balance Sheets. Leases with an initial term of 12 months or less are not recorded on the Consolidated Balance Sheets and are expensed in the Consolidated Statements of Operations on the straight-line basis over the lease term.

ROU assets represent Gold Flora’s right to use an underlying asset for the lease term and lease liabilities represent Gold Flora’s obligation to make lease payments arising from the lease. ROU assets are classified as a finance lease or an operating lease. A finance lease is a lease in which 1) ownership of the property transfers to the lessee by the end of the lease term; 2) the lease grants the lessee an option to purchase the underlying asset that the lessee is reasonably certain to exercise; 3) the lease is for a major part of the remaining economic life of the underlying asset; or 4) the present value of the sum of the lease payments and any residual value guaranteed by the lessee that is not already included in the lease payments equals or exceeds substantially all of the fair value; or 5) the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. Gold Flora classifies a lease as an operating lease when it does not meet any one of these criteria. Refer to “Note 7 – Leases” for further discussion.

Gold Flora applies judgment in determining whether a contract contains a lease and if a lease is classified as an operating lease or a finance lease. Gold Flora applies judgement in determining the lease term as the non-cancellable term of the lease, which may include options to extend or terminate the lease when it is reasonably certain that Gold Flora will exercise that option. All relevant factors that create an economic incentive for it to exercise either the renewal or termination are considered. Gold Flora reassesses the lease term if there is a significant event or change in circumstances that is within its control and affects its ability to exercise or not to exercise the option to renew or to terminate. It considers whether Gold Flora can benefit from the ROU asset either on its own or together with other resources and whether the asset is highly dependent on or highly interrelated with another ROU asset.

Sale lease back

From time to time, Gold Flora may enter into sale-leaseback transactions pursuant to which Gold Flora sells a property to a third party and agrees to lease the property back for a certain period of time. To determine whether the transfer of the property should be accounted for as a sale, Gold Flora evaluates whether it has transferred control to the third party in accordance with the revenue recognition guidance set forth in ASC 606 - Revenue.

If the transfer of the asset is deemed to be a sale at market terms, Gold Flora recognizes the transaction price for the sale based on the proceeds, derecognizes the carrying amount of the underlying asset and recognizes a gain or loss in the consolidated statements of operations and comprehensive loss for any difference between the carrying value of the asset and the transaction price. Gold Flora then accounts for the leaseback in accordance with its lease accounting policy.

If the transfer of the asset is determined not to be a sale at market terms, Gold Flora accounts for the transaction as a financing arrangement, and accordingly no sale is recognized. Gold Flora retains the historical costs of the property and the related accumulated depreciation on its books and continues to depreciate the property over the lesser of its remaining useful life or its initial lease term. The asset is presented within property and equipment, net on the consolidated balance sheets. All proceeds from these transactions are accounted for as finance obligations and presented as non-current obligation on the consolidated balance sheets. A portion of the lease payments is recognized as a reduction of the financing obligation and a portion is recognized as interest expense based on an imputed interest rate.

Convertible Notes Payable

Gold Flora evaluates and accounts for conversion options embedded in its convertible instruments in accordance with ASC 815, “Accounting for Derivative Instruments and Hedging Activities” (“ASC 815”). ASC 815 generally provide three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free-standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not remeasured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. Professional standards also provide an exception to this rule when the embedded features meet the criteria of contracts in an entity’s own equity in ASC 815-40. Gold Flora’s convertible notes payable met the exception described above.

Gold Flora accounts for convertible instruments (when it has determined that the embedded conversion options should not be bifurcated from their host instruments) in accordance ASC470, “Accounting for Convertible Securities with Beneficial Conversion Features”, as those professional standards pertain to “Certain Convertible Instruments”. Accordingly, Gold Flora records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their earliest date of redemption. Gold Flora also records when necessary deemed dividends for the intrinsic value of conversion options embedded in preferred shares based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. ASC 815 provides that generally, if an event that is not within the entity’s control could or require net cash settlement, then the contract shall be classified as an asset or a liability.

Goodwill

Goodwill is tested for impairment annually and whenever events or changes in circumstances indicate that the carrying amount of goodwill may have been impaired. In order to determine that the value of goodwill may have been impaired, we perform a qualitative assessment to determine whether it is more-likely-than-not that the reporting unit’s fair value is less than its carrying value, indicating the potential for goodwill impairment. A number of factors, including historical results, business plans, forecasts and market data are used to determine the fair value of the reporting unit. Changes in the conditions for these judgments and estimates can significantly affect the assessed value of goodwill.

Long-lived assets

Depreciation and amortization of property and equipment, right-of-use assets and finite-lived intangible assets are dependent upon estimates of useful lives, which are determined through the exercise of judgment. The assessment of any impairment of these assets is dependent upon estimates of recoverable amounts that consider factors such as economic and market conditions and the useful lives of assets. We use judgment in: (i) assessing whether there are impairment triggers affecting long-lived assets, (ii) determining the asset groups and(iii) determining the recoverable amount and if necessary, estimating the fair value.

Fair value measurement

We use valuation techniques to determine the fair value of financial instruments (where active market quotes are not available) and non-financial assets. This involves developing estimates and assumptions consistent with how market participants would price the instrument. We base our assumptions on observable data as far as possible, but this is not always available. In that case, we use the best information available. Estimated fair values may vary from the actual prices that would be achieved in an arm’s length transaction at the reporting date.

Revenue Recognition

Revenue is recognized by Gold Flora in accordance with ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Through application of the standard, Gold Flora recognizes revenue to depict the transfer of promised goods or services to the customer in an amount that reflects the consideration to which Gold Flora expects to be entitled in exchange for those goods or services.

In order to recognize revenue under ASU 2014-09, Gold Flora applies the following five (5) steps:

•	Identify a customer along with a corresponding contract;
•	Identify the performance obligation(s) in the contract to transfer goods or provide distinct services to a customer;
•	Determine the transaction price Gold Flora expects to be entitled to in exchange for transferring promised goods or services to a customer;
•	Allocate the transaction price to the performance obligation(s) in the contract; and
•	Recognize revenue when or as Gold Flora satisfies the performance obligation(s).

Revenues consist of wholesale and retail operations of cannabis, which are generally recognized at a point in time when control over the goods have been transferred to the customer and is recorded net of sales discounts. Payment is typically due upon transferring the goods to the customer or within a specified time period permitted under Gold Flora’s credit policy.

Revenue is recognized upon the satisfaction of the performance obligation. Gold Flora satisfies its performance obligation and transfers control upon delivery and acceptance by the customer.

Recent and Anticipated Changes to Critical Accounting Policies

None.

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

Share Capital and Capital Management

 As of September 30, 2023, the Company had 288,290,900 Common Shares and 68,921,776 Common Share purchase warrants issued and outstanding. 35,837,500 warrants were assumed as part of the TPCO acquisition and are exercisable at an exercise price of $11.50. 33,084,276 warrants were previously Gold Flora warrants were exchanged on the July 7, 2023 transaction to become GFC warrants and have a weighted average exercise price of $1.15.   As at September 30, 2023, the weighted average remaining term of all the warrants was 2 years.

TPCO had an equity incentive plan (the “TPCO Equity Incentive Plan”) that permits the grant of stock options, RSUs, deferred share units, performance share units (“PSUs”) and stock appreciation rights to non-employee directors and any employee, officer, consultant, independent contractor or advisor providing services to the Company or any affiliate. As of September 30, 2023, a total of 281,871 RSUs were outstanding under the TPCO Equity Incentive Plan which was assumed in the Business Combination.

Prior to closing of the acquisitions of each of CMG Partners, Inc. (“Caliva”) and Left Coast Ventures, Inc. (“LCV”) (such transactions collectively, the “Qualifying Transaction”), Caliva maintained the CMG Partners, Inc. 2019 Stock Option and Grant Plan (the “Caliva EIP”), which permitted awards of common stock in Caliva. In connection with the Qualifying Transaction, Caliva and the Company agreed that the Company would maintain the Caliva EIP and that outstanding awards thereunder would entitle the holder to receive Common Shares. As of September 30, 2023, there were 141,532 options to purchase up to 141,532 Common Shares under the Caliva EIP outstanding with a weighted average exercise price of $7.09 per share. No further awards will be granted under the Caliva EIP.

Prior to closing of the Qualifying Transaction, LCV maintained the Amended and Restated 2018 Equity Incentive Plan (the “LCV Equity Plan”) which authorized LCV to grant to its employees, directors and consultants stock options and other equity-based awards. In connection with the Qualifying Transaction, LCV and the Company agreed that the Company would maintain the LCV Equity Plan and that outstanding awards thereunder would entitle the holder to receive Common Shares. At September 30, 2023, there were 9,105 options to purchase up to 9,105 Common Shares under the LCV Equity Plan outstanding with a weighted average exercise price of $26.77 per share. No further awards will be granted under the LCV Equity Plan.

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

The Company’s capital management objectives, policies and processes have remained unchanged during the nine months ended September 30, 2023 and year ended December 31, 2022. The Company is not subject to any external capital requirements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation as of September 30, 2023, our management, including the Principal Executive Officer and Principal Financial Officer, has concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were not effective to provide reasonable assurance because of a material weakness in our internal control over financial reporting described below.

Material Weakness

As reported in TPCO’s Annual Reports on Form 10-K for the years ended December 31, 2022 and 2021, TPCO and its independent registered public accounting firm identified control deficiencies in the design and operation of our internal control over financial reporting that constituted a material weakness.

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

During the third quarter of 2023, we implemented a new ERP system and integrated our TPCO acquisition.  It is expected that the new ERP system will help address segregation of duty deficiencies with its more sophisticated user rights assignment capabilities.  Appropriate information technology general controls are being followed.  We believe that these changes will over time improve Gold Flora Corporation’s internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

Except as noted above, there has been no change in our internal control over financial reporting during the quarter ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of the Company, the Company is not a party to any material legal proceedings nor, to the Company’s knowledge, are any such proceedings contemplated by or against the Company.

Item 1A. Risk Factors.

Risks Related to the Business Combination

Each of Gold Flora and TPCO have a history of losses, and Gold Flora Corporation may never achieve profitability or generate positive cash flow.

TPCO had an operating loss of $242,938,219 (including an impairment loss of $130,566,825) for the year ended December 31, 2022 and an operating loss of US$733,885,024 (including an impairment loss of $575,498,897) for the year ended December 31, 2021. Gold Flora had operating loss of $28,297,424 for the nine months ended September 30, 2023, an operating  income of $ 3,175,185 (including an impairment loss of $Nil) for the year ended December 31, 2022, and an operating loss of $6,062,218 (including an impairment loss of $Nil) for the year ended December 31, 2021. Gold Flora Corporation may never achieve profitability or generate positive cash flow, which could cause Gold Flora Corporation to curtail its operations and could adversely affect your investment.

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

If Gold Flora Corporation raises additional capital through the issuance of equity securities (including securities convertible or exchangeable into equity securities) or completes an acquisition or merger by issuing additional equity securities, such issuance may substantially dilute the interests of its stockholders and reduce the value of their investment. As of September 30, 2023, there were 288,290,900 shares of Gold Flora Common Stock outstanding, and Gold Flora Corporation’s certificate of incorporation provides that a total 450,000,000 shares of Gold Flora Common Stock may be issued. The board of directors of Gold Flora Corporation (the “Gold Flora Board”) has the discretion to determine the price and the terms of issue of future issuances. Moreover, additional shares of Gold Flora Common Stock may be issued upon the exercise or vesting of awards under Gold Flora Corporation 2023 Equity Incentive Plan and upon the exercise of outstanding Gold Flora Warrants. The market price of the Gold Flora Common Stock could decline as a result of issuances of new shares or sales of Gold Flora Common Stock in the market or the perception that such sales could occur. Sales by stockholders of Gold Flora Corporation might also make it more difficult for Gold Flora Corporation itself to sell equity securities at a time and price that it deems appropriate.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

Pursuant to the plan of arrangement, as previously disclosed in the Business Combination Agreement, (the “Plan of Arrangement”) the RSU awards underlying the TPCO Holding Corp. Equity Incentive Plan (the “TPCO RSUs”) were exchanged in the Plan of Arrangement pursuant to Section 3(a)(10) of the Securities Act for awards in Gold Flora Corporation (the “GFC Awards”). Following the completion of the Plan of Arrangement, a portion of the GFC Awards were converted upon vesting into 24,011 shares of common stock  of Gold Flora Corporation pursuant to their terms and by virtue of Section 3(a)(9) of the Securities Act.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

No officers or directors, as defined in Rule 16a-1(f), adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement as defined in item 408 of Regulation S-K, during the three months ended September 30, 2023.

Item 6. Exhibits.

		Incorporated by Reference From		Exhibit	Filed/Furnished
Exhibit No.	Title of Document	Form	Date Filed	Number	Herewith

2.8†*	Business Combination Agreement, dated February 21, 2023, by and among TPCO Holding Corp., Gold Flora, LLC, Stately Capital Corporation, Gold Flora Corporation and Golden Grizzly Bear LLC	8-K	2/27/2023	2.1	-
3.1	Certificate of Incorporation of Gold Flora Corporation	8-K	7/13/2023	3.1	-
3.2	Bylaws of Gold Flora Corporation	8-K	7/13/2023	3.2	-
4.1	Supplemental Warrant Indenture between Gold Flora Corporation and Odyssey Trust Company dated July 7, 2023	8-K	7/13/2023	4.1	-
10.1+	Gold Flora Corporation 2023 Equity Incentive Plan	8-K	7/13/2023	10.1	-
31.1	Section 302 Certification of Principal Executive Officer	-	-	-	X
31.2	Section 302 Certification of Principal Financial Officer	-	-	-	X
32.1††	Section 1350 Certification of Principal Executive Officer	-	-	-	X
32.2††	Section 1350 Certification of Principal Financial Officer	-	-	-	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	-	-	-	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	-	-	-	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	-	-	-	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	-	-	-	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	-	-	-	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	-	-	-	X

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

GOLD FLORA CORPORATION

Date: November 14, 2023	By:	/s/ Laurie Holcomb
Laurie Holcomb
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2023	By:	/s/ Marshall Minor
Marshall Minor
Chief Financial Officer (Principal Financial Officer)

