Form 10-K
period 2023-12-31
Gold Flora Corp.
filed 2024-04-05
CIK 1876945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-K

__________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to _____.
Commission File Number 000-56348
__________________________________________________

(Exact name of registrant as specified in its charter)
___________________________________________________

Delaware	93-2261104
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3165 Red Hill Avenue Costa Mesa, California	92626
(Address of principal executive offices)	(Zip Code)
(949) 252-1908
(Registrant’s telephone number, including area code)
_______________________________
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.01 per share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b).☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2023) was approximately $12,772,938 based upon a share valuation of $0.16 per share.
As of March 29, 2024, there were 287,527,727 shares of common stock of the registrant outstanding.

Gold Flora Corporation
Form 10-K
For the Fiscal Year Ended December 31, 2023
On July 7, 2023, the parties consummated the previously announced business combination transaction resulting in the combination of Gold Flora, LLC and TPCO Holding Corp, in an all-stock transaction (the “Business Combination”).
Unless otherwise noted or the context indicates otherwise, in this annual report on Form 10-K (this “Annual Report”), references to (i) “Gold Flora Corporation”, the “Company”, "Gold Flora", “GFC”, “we”, “us” and “our”) refer to Gold Flora Corporation, the Delaware corporation resulting from the Business Combination and (ii) “TPCO” or “The Parent Company” refer to TPCO Holding Corp. and its subsidiaries prior to the Business Combination.

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
i

References in this Annual Report to the Company’s websites, social media pages or mobile application or third party websites or applications does not constitute incorporation by reference of the information contained at or available through the Company’s websites, social media pages or mobile application or third party websites or applications, and you should not consider such information to be a part of this Annual Report.
This Annual Report contains references to our trademarks and trade names and to trademarks and trade names belonging to other entities. Solely for convenience, trademarks and trade names referred to in this report may appear without the ® or ™ symbols, but such references are not intended to indicate, in any way, that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend our use or display of other companies’ trademarks or trade names to imply a relationship with, or endorsement or sponsorship of us or our business by, any other companies.
ii

PART I
FORWARD LOOKING INFORMATION
This Annual Report contains certain information that may constitute forward-looking information and forward-looking statements within the meaning of applicable United States and Canadian securities legislation (collectively, “Forward- Looking Statements”) which are based upon the Company’s current internal expectations, estimates, projections, assumptions and beliefs. Such statements can be identified by the use of forward-looking terminology such as “expect”, “likely”, “may”, “will”, “should”, “intend”, “anticipate”, “potential”, “proposed”, “estimate” and other similar words, including negative and grammatical variations thereof, or statements that certain events or conditions “may” or “will” happen, or by discussions of strategy. Forward-Looking Statements include estimates, plans, expectations, opinions, forecasts, projections, targets, guidance, or other statements that are not statements of fact. Forward-Looking Statements in this Annual Report include, but are not limited to, statements with respect to:
•the performance of the Company’s business and operations;
•the Company's ability to grow revenue and reach long-term profitability;
•the expected benefits of the Business Combination and the ability to successfully integrate the Gold Flora, LLC and TPCO businesses;
•the Company’s expectations regarding revenues, expenses and anticipated cash needs;
•the implementation and effectiveness of the Company's cost-cutting initiatives;
•the Company’s ability to source investment opportunities and complete future acquisitions, including in respect of entities in the United States, the ability to finance such acquisitions, and the expected impact thereof;
•the expected future business strategy, competitive strengths, goals, expansion and growth of the Company’s business, including operations and plans, new revenue streams and cultivation and licensing assets;
•the implementation and effectiveness of the Company’s distribution platform;
•expectations with respect to future production costs;
•the expected methods to be used by the Company to distribute cannabis;
•the competitive conditions of the industry;
•laws and regulations and any amendments thereto applicable to the business and the impact thereof;
•the competitive advantages and business strategies of the Company;
•the application for additional licenses and the grant of licenses or renewals of existing licenses that have been applied for;
•the medical benefits, viability, safety, efficacy, dosing and social acceptance of cannabis;
•the Company’s future product offerings;
•the anticipated future gross margins of the Company’s operations;
•the Company’s ability to source and operate facilities in the United States, including the expected timing of new facilities;
•expansion into additional U.S. and international markets;
•expectations of market size and growth in the United States and the states in which the Company operates or contemplates future operations;
•expectations for regulatory and/or competitive factors related to the cannabis industry generally; and
•general economic trends.
Certain of the Forward-Looking Statements contained herein, including, but not limited to, statements concerning the cannabis industry and the general expectations of the Company concerning the cannabis industry, are based on estimates prepared by the Company using data from publicly available governmental sources as well as from market research and industry analysis and on assumptions based on data and knowledge of the cannabis industry which the Company believes to be reasonable. However, although generally indicative of relative market positions, market shares and performance characteristics, such data is inherently imprecise. While the Company is not aware of any misstatement regarding any industry or government data presented herein or information presented herein which is based on such data, the cannabis industry involves risks and uncertainties that are subject to change based on various factors, which factors are described further below.
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

ITEM 1. BUSINESS.
DESCRIPTION OF THE BUSINESS
We are a single state operator ("SSO") in California and operate as a vertically integrated, licensed, group of cannabis companies. The Company's long-term strategy is to continue to be one of the leading cannabis companies in California. The strategy is to build on the Company's strong integrated market position to pursue profitable organic and selective strategic opportunities with a focus on sustainable cash flow. Our operations consist of:
Cultivation: operated through our wholly-owned subsidiary, Black Lion Farms, LLC ("BLF"), BLF operates at the DHS Campus 62,000 square feet of indoor canopy. We also have an additional 10,000 square feet of canopy at the San Jose Airfield location and an additional 35,000 square feet of canopy at the San Jose Caliva location. Across the multiple campuses, the total indoor canopy equals to approximately 107,000 square feet.
Manufacturing: operated through our wholly-owned subsidiary, Black Lion Labs, LLC ("BLL"), BLL operates a 10,000 square feet facility at the DHS Campus dedicated to manufacturing.
Distribution: operated through our majority held subsidiary, GF Distribution, LLC d/b/a Stately Distribution ("GFD"), GFD operates a California state wide distribution network with three core hubs in Desert Hot Springs, California, Costa Mesa, California and San Jose, California.
Retail: operated through a number of our wholly-owned subsidiaries. We operate 16 dispensaries in California. The Company anticipates opening a 17th dispensary in Costa Mesa before the end of June 2024.
Gold Flora and The Parent Company Business Combination
On July 7, 2023, the Company consummated its previously announced business combination involving TPCO, Gold Flora, LLC, Stately Capital Corporation ("Stately"), a newly formed British Columbia corporation ("Newco") and Golden Grizzly Bear LLC ("US Merger Sub") transaction resulting in the combination of TPCO and Gold Flora, LLC, in an all-stock transaction (the “Business Combination”). The entity resulting from the Business Combination, which now operates as Gold Flora Corporation, creates a leading portfolio encompassing cultivation, manufacturing, distribution, product brands, and retail and delivery – enabling the business to operate at scale across California and control each component of the critical supply chain. This integrated position is a meaningful risk mitigating factor in that the Company has little to no requirement to rely on less dependable third parties. Also the existing platform and expected organic growth require minimal additional capital.
Gold Flora Corporation is a female-led, vertically-integrated cannabis leader that owns and operates a robust portfolio of 11 cannabis brands, 16 retail dispensaries, and a number of companies, including Stately Distribution, throughout California. Its retail brands include Airfield Supply Company, Caliva, Coastal, Calma, King’s Crew, Varda, and Higher Level of Care.
Gold Flora Corporation at it's BLF location operates an indoor cultivation canopy of approximately 62,000 square feet, with the opportunity to expand to a further approximately 240,000 square feet at its Desert Hot Springs, California (the “DHS Campus”). The Company can add to the DHS Campus scaling up to 620,000 square feet on already entitled abutting property. The DHS Campus also houses the Company’s manufacturing and extraction facilities, as well as Stately Distribution.
With hubs throughout the state, Gold Flora Corporation sells and distributes for prominent brands, including its own premium lines of Gold Flora, Monogram, Caliva, Mirayo by Santana, Cruisers, Roll Bleezy, Sword & Stoned, Aviation Cannabis, Current, Jetfuel Cannabis, and the newly launched Gramlin. Distribution of selective third party brands allows the Company to leverage its logistics assets and also to carry door-opening complementary products enabling Stately Distribution to grow as a leading supplier to non-Company retail locations.
Transaction Summary
On July 7, 2023, the Company consummated the Business Combination. As part of the Business Combination: (1) TPCO, Stately and Newco amalgamated to form a new corporation (the “Resulting Issuer” and all the shares in the capital of TPCO, Newco and Stately outstanding immediately prior to the amalgamation were cancelled in exchange for common shares in the capital of the Resulting Issuer (each, a "Resulting Issuer Share") pursuant to a court-approved plan of arrangement under Part 9, Division 5 of the Business Corporations Act (British Columbia); and (ii) the Resulting Issuer acquired all the issued and outstanding membership units of Gold Flora, LLC (each, a "Gold Flora Unit") by way of a merger involving US Merger Sub and Gold Flora, LLC.
As part of the Business Combination, the Resulting Issuer continued out of British Columbia and re-domiciled to the State of Delaware pursuant to Section 388 of the Delaware General Corporation Law under the name “Gold Flora Corporation”.
Pursuant to the Business Combination, shareholders of TPCO received one Resulting Issuer Share for each TPCO Common Share held, shareholders of Stately reeived 0.1913 of a Resulting Issuer Share for each common share in the capital of Stately held, and holders of Gold Flora Units received 1.5233 Resulting Issuer Shares for each Gold Flora Unit held.
Gold Flora Corporation is a reporting issuer in each of the provinces and territories of Canada, except Quebec, and in the United States. Shares of common stock in the capital of Gold Flora (the “Gold Flora Common Stock”) are listed on the Cboe Canada ("Cboe Canada") under the ticker symbol "GRAM", and Gold Flora Common Stock purchase warrants are listed on Cboe Canada under the ticker symbol "GRAM.WT.U".

The Company’s registered office and head office is located at 3165 Red Hill Avenue, Costa Mesa, California, 92626, United States of America.
Under the terms of the Business Combination, Laurie Holcomb, the Founder and Chief Executive Officer of Gold Flora, was named Chief Executive Officer of Gold Flora Corporation and Troy Datcher, the former Chief Executive Officer of TPCO and Chairman of the TPCO board of directors, served as Chairman of the board of directors of Gold Flora Corporation. On February 26, 2024, Troy Datcher, Chairman of the Board of Directors (the “Board”) of Gold Flora Corporation (the “Company”), passed away unexpectedly. The Company deeply appreciates Mr. Datcher’s years of leadership and service to the Company. Mr. Datcher’s seat on the Board is expected to remain vacant for the remainder of his term.

Gold Flora Corporation’s board of directors is comprised of six directors, four of whom were nominated by Gold Flora, being Laurie Holcomb, Michael W. Lau, Heather Molloy and Jeffery Sears, and two of whom were nominated by TPCO, being Al Foreman and Mark Castaneda.
Gold Flora Corporation is a vertically integrated single-state operator that, through various subsidiaries, has cultivation, manufacturing, distribution and retail operations in California. While the nature of the Company’s operations is legalized and approved by the State of California, it is considered to be an illegal activity under the Controlled Substances Act of the United States of America (the “CSA”). Accordingly, certain additional risks and uncertainties are present as discussed in this Annual Report on Form 10-K.
The Company reports its financial accounts and operations in three segments: retail, wholesale, and management. The retail segment consists of the sixteen operating dispensaries in California. The wholesale segment consists of our bulk flower cultivation operations and cannabis products manufacturing which are both sold to third parties. Our management segment represents our corporate office and central costs supporting both the retail and wholesale segments.
We continue to evaluate and implement additional cost reductions and business optimization to reduce cash burn in the near term, accelerate market share growth, improve our gross and operating margin profile and progress quickly to generating sustained free cash flow.
Factors Affecting Our Performance
Our performance and future success depends on a number of factors. These factors are also subject to a number of inherent risks and challenges, some of which are discussed below.
Branding
We have built our brands with an initial focus on the direct to consumer (“DTC”) market and after building market position have broadened our marketing through Stately Distribution . We understand that it is critical to establish trust at all levels of our operations, starting with an executive team and our Board that believe in “doing business the right way”, focusing on long-term shareholder value and creating trust with our various stakeholders. We prioritize our consumers and our employees building a strong base from which we can deliver returns to shareholders. We establish trust with our consumers through their experience, which encompasses not only our award-winning products but the consumer’s full buying experience. We make information on the products that consumers choose readily available, including the ability to interact with our associates at not only our retail locations, but also curbside as well as through phone and video consultations. Trust comes from the product, and we are known for our transparency in production and compliance with the highest standards in the industry. Our brand strategy is a “House of Brands” strategy, which means each brand has its own identity. This provides the ability to expand our product lines to meet changing consumer tastes and preferences. Captive market leading cultivation and manufacturing enables quick responses to market dynamics providing meaningful competitive advantages.
Employees
As of December 31, 2023, we had a total of 586 employees, of whom 389 were full-time and 197 were part-time.
Regulation
We are subject to the local and federal laws in the jurisdictions in which we operate. We hold all required licenses for distribution of our products in the jurisdictions in which we operate and continuously monitor changes in laws, regulations, treaties and agreements. We are licensed to cultivate, manufacture, distribute and sell wholesale and retail cannabis and cannabis products. We operate in, and/or have ownership interests in businesses operating in California, pursuant to the California Medicinal and Adult-Use Cannabis Regulation and Safety Act.
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

Quality Testing
Prior to release to the commercial market, each batch of packaged cannabis biomass and/or manufactured cannabis products (collectively “cannabis goods”) must have a batch-specific Certificate of Analysis (“COA”) from a testing laboratory (“lab”). Labs are independent, third-party entities licensed by California’s Department of Cannabis Control (“DCC”). A COA is a legally binding document created by the lab that shows the analytical quality test results of each batch of cannabis goods indicating whether the batch is safe for human consumption. Upon issuance, COAs are uploaded by the lab into the State’s track-and-trace system, METRC, for version control and may not be amended. As reflected on each COA, a lab tests each batch of cannabis goods for cannabinoid content, presence of foreign materials, heavy metals, microbial impurities, mycotoxins, moisture content and water activity, residual pesticides, and residual solvents and processing chemicals. State regulations stipulate “passing” and “failing” criteria within each of the elements tested and indicated on the COA.
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
We procure the primary component of our finished products, namely cannabis. Our cultivation partners are dependent on a number of key inputs and their related costs including raw materials and supplies related to our growing operations, as well as electricity, water and other utilities. See “Risk Factors –Risks Related to Our Products and Services – We are reliant on key inputs”.
Equipment used is specialized but is readily available and not specific to the cultivation of cannabis. Subject to available funding, we do not anticipate any difficulty in obtaining equipment.
We anticipate an increased demand for skilled manpower, energy resources and equipment in connection with our expected continued growth.
Intellectual Property
The Company has a portfolio of industry leading products and brands. As part of its brand strategy, the Company strives to protect its proprietary products and brands to remain one of California’s premier consumer cannabis product company. Intellectual property (“IP”) protection is pursued both in its ability to sell products and brands through first “Freedom to Operate” searches and subsequently, reviewing proprietary and protectable claims, branding, technology, or design assets. The Company evaluates opportunities for IP protection for its portfolio of finished goods. The Company’s IP protection ranges from trademarks to patents to trade secrets and covers anything from packaging development, claims, operations, information technology, and branding.
Additionally, the Company partners from time to time with other companies and pursues further IP protection through licensing and collaboration with those partners.
The Company protects its proprietary information by executing confidentiality agreements with third parties and partners and non-disclosure and invention assignment agreements with its employees and consultants. These agreements are designed to protect the proprietary information and ensure ownership of technologies that are developed through relationship with the respective counterparty. The Company cannot guarantee, however, that these agreements will afford adequate protection of its intellectual property and proprietary information rights.
Competitive Conditions
We compete on multiple fronts, including in the retail, delivery, manufacturing, distribution and both bulk and branded wholesale sectors. We compete on the basis of product quality, brand presence and price. Our integration and omni-channel production and sales platform provides meaningful competitive advantages. Our retail operation we compete with licensed retailers and delivery companies in our selected regions mainly limited license jurisdictions. Competing retailers range from small local operators to more significant operators with a presence throughout the State of California and in some cases other states. Our products compete with those of other manufactures of branded cannabis product for shelf space in third-party owned dispensaries throughout California. Indirectly, we compete in an environment with illegal operators , including many illegal dispensaries that continue to exist in the state of California.

UNITED STATES REGULATORY ENVIRONMENT
Cannabis Industry Regulation
On February 8, 2018, the Canadian Securities Administrators revised their previously released Staff Notice 51-352 (Revised) (Issuers with U.S. Marijuana-Related Activities) (“Staff Notice 51-352”), which provides specific disclosure expectations for Canadian issuers that currently have, or are in the process of developing, cannabis-related activities in the United States as permitted within a particular state’s regulatory framework. All issuers with U.S. cannabis-related activities are expected to clearly and prominently disclose certain prescribed information in prospectus filings and other required disclosure documents. As a result of our existing operations in California, we are providing the following disclosure pursuant to Staff Notice 51-352.

We derive a substantial portion of our revenues from state legalized: (i) cannabis, and products containing cannabis, used by someone 21 or older that is not a medical cannabis patient (where use may include inhalation, consumption, or application) (“Adult-Use Cannabis”) and (ii) to a lesser extent, cannabis and products containing cannabis used by medical cannabis patients in accordance with applicable state law, but for which no drug approval has been granted by the United States Food and Drug Administration (where use may include inhalation, consumption, or application) (“Medical-Use Cannabis” and, collectively with Adult-Use Cannabis, “Regulated Cannabis”). The Regulated Cannabis industry is illegal under U.S. federal law. We are directly involved (through our licensed subsidiaries) in both the Adult-Use Cannabis and Medical-Use Cannabis industry in the State of California, which has legalized and regulated such industries.
The United States federal government regulates certain drugs through the CSA and through the Food, Drug & Cosmetic Act (21 U.S.C. §§ 301–392) (the “FDCA”). The CSA schedules controlled substances, including “marijuana” (defined as all parts of the plant cannabis sativa L. containing more than 0.3 percent THC), based on their approved medical use and potential for abuse. Marijuana (also referred to as cannabis) and THC (“except for tetrahydrocannabinols in hemp”) are each classified as Schedule I controlled substances (21 U.S.C. § 812(c)). The Drug Enforcement Administration, an agency of the U.S. Department of Justice (the “DOJ”) defines Schedule I drugs, substances or chemicals as “drugs with no currently accepted medical use and a high potential for abuse.” The United States Food and Drug Administration (the “FDA”), which implements and enforces the FDCA, regulates, among other things, drugs used for the diagnosis or treatment of diseases. The FDA has not approved cannabis as a safe and effective treatment for any medical condition, and regularly issues cease-and-desist letters to manufacturers of hemp-derived cannabidiol (“CBD”) products making health claims to consumers in contravention of the FDCA. The FDA has approved drugs containing THC and CBD, individual cannabinoids in the plant cannabis sativa L., for a narrow segment of medical conditions.
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
However, in October 2022, President Biden directed the DOJ and Department of Health & Human Services to conduct a review of the scheduling status of cannabis. There can be no assurance as to when or if cannabis may be rescheduled or descheduled.
As of December 31, 2023, 39 U.S. states, and the District of Columbia and the territories of Guam, Puerto Rico, the U.S. Virgin Islands, and the Northern Mariana Islands have legalized the cultivation and sale of Medical-Use Cannabis, with at least four of the remaining states expected to pass such legalization measures within the next 12 months. In 23 U.S. states, the sale and possession of both Medical-Use Cannabis and Adult-Use Cannabis has been legalized, though due to the time period between a state’s legalization of commercial cannabis activities and the completion of its regulatory framework and marketplace launch, the purchase of Adult-Use Cannabis is currently possible in 19 states, with the remainder of the currently-legal states to commence sales activities in 2024 or 2025. The District of Columbia has legalized Adult-Use Cannabis but has not yet permitted the commercial sale of Adult Use Cannabis, however, Adult-Use sales are likely to commence in 2025. 10 states have also enacted low-THC / high-CBD only laws for medical cannabis patients. The sale and possession of both Medical-Use Cannabis and Adult-Use Cannabis is legal in the State of California, subject to applicable licensing requirements and compliance with applicable conditions.
Under former President Obama, the U.S. administration attempted to address the inconsistencies between federal and state regulation of cannabis in a memorandum which then-Deputy Attorney General James Cole sent to all United States Attorneys on August 29, 2013 (the “2013 Cole Memorandum”) outlining certain priorities for the DOJ relating to the prosecution of cannabis offenses. The 2013 Cole Memorandum noted that in jurisdictions that have enacted laws legalizing or decriminalizing Regulated Cannabis in some form and that have also implemented strong and effective regulatory and enforcement systems to control the cultivation, processing, distribution, sale and possession of Regulated Cannabis, conduct in compliance with those laws and regulations is less likely to be a priority at the federal level. The DOJ did not provide (and has not provided since) specific guidelines for what regulatory and enforcement systems would be deemed sufficient under the 2013 Cole Memorandum. In light of limited investigative and prosecutorial resources, the 2013 Cole Memorandum concluded that the DOJ should be focused on addressing only the most significant threats related to cannabis, a non-exhaustive list of which was enumerated therein.
On January 4, 2018, former U.S. Attorney General Jeff Sessions formally issued a new memorandum (the “Sessions Memorandum”), which rescinded all “previous nationwide guidance specific to marijuana enforcement,” including the 2013 Cole Memorandum. The Sessions Memorandum stated, in part, that current law reflects “Congress’ determination that Cannabis is a dangerous drug and

Cannabis activity is a serious crime,” and Mr. Sessions directed all U.S. Attorneys to enforce the laws enacted by Congress by following well-established principles when pursuing prosecutions related to cannabis activities. There can be no assurance that the federal government will not enforce federal laws relating to cannabis in the future. As a result of the Sessions Memorandum, federal prosecutors are now free to utilize their prosecutorial discretion to decide whether to prosecute cannabis activities despite the existence of State-level laws that may be inconsistent with federal prohibitions. No direction was given to federal prosecutors in the Sessions Memorandum as to the priority they should ascribe to such cannabis activities, and resultantly it is uncertain how active U.S. federal prosecutors will be in relation to such activities.
We believe it is still unclear what prosecutorial effects will be created by the rescission of the 2013 Cole Memorandum. We believe that the sheer size of the Regulated Cannabis industry, in addition to participation by state and local governments and investors, suggests that a large-scale enforcement operation would more than likely create unwanted political backlash for the DOJ and the Biden administration in certain states that heavily favor decriminalization and/or legalization. Regardless, cannabis and THC remain Schedule I controlled substances at the federal level under the CSA, and neither the 2013 Cole Memorandum nor its rescission has altered that fact. The federal government of the United States has always reserved the right to enforce federal law in regard to the cultivation, manufacture, distribution, sale and disbursement of Medical-Use Cannabis or Adult-Use Cannabis, even if state law permits such cultivation, manufacture, distribution, sale and disbursement. We believe, from a purely legal perspective, that the criminal risk today remains similar to the risk on January 3, 2018. It remains unclear whether the risk of enforcement has been altered. Additionally, under United States federal law, it is a violation of federal money laundering statutes for financial institutions to take any proceeds from the sale of Regulated Cannabis or any other Schedule I controlled substance. Canadian banks are likewise hesitant to deal with cannabis companies, due to the uncertain legal and regulatory framework of the industry. Banks and other financial institutions, particularly those that are federally chartered in the United States, could be prosecuted and possibly convicted of money laundering for providing services to Regulated Cannabis businesses. While Congress is considering legislation that may address these issues, there can be no assurance that such legislation passes or is even formally taken up by federal regulators.
Despite these laws, the U.S. Department of the Treasury’s Financial Crimes Enforcement Network (“FinCEN”) issued a memorandum on February 14, 2014 (the “FinCEN Memorandum”) outlining the pathways for financial institutions to bank state-sanctioned Regulated Cannabis businesses in compliance with federal enforcement priorities. The FinCEN Memorandum echoed the enforcement priorities of the 2013 Cole Memorandum and stated that in some circumstances, it is possible for banks to provide services to cannabis-related businesses without risking prosecution for violation of federal money laundering laws. Under these guidelines, financial institutions must submit a Suspicious Activity Report (“SAR”) in connection with all cannabis-related banking activities by any client of such financial institution, in accordance with federal money laundering laws. These cannabis-related SARs are divided into three marijuana limited, marijuana priority, and marijuana terminated-based on the financial institution’s belief that the business in question follows state law, is operating outside of compliance with state law, or where the banking relationship has been terminated, respectively. On the same day that the FinCEN Memorandum was published, the DOJ issued a memorandum (the “2014 Cole Memorandum”) directing prosecutors to apply the enforcement priorities of the 2013 Cole Memorandum in determining whether to charge individuals or institutions with crimes related to financial transactions involving the proceeds of cannabis-related conduct. The 2014 Cole Memorandum has been rescinded as of January 4, 2018, along with the 2013 Cole Memorandum, removing guidance that enforcement of applicable financial crimes against state-compliant actors was not a DOJ priority.
However, former Attorney General Sessions’ rescission of the 2013 Cole Memorandum and the 2014 Cole Memorandum has not affected the status of the FinCEN Memorandum, nor has the Department of the Treasury given any indication that it intends to rescind the FinCEN Memorandum itself. Though it was originally intended for the 2014 Cole Memorandum and the FinCEN Memorandum to work in tandem, the FinCEN Memorandum is a standalone document which explicitly lists the eight enforcement priorities originally cited in the 2013 Cole Memorandum. As such, the FinCEN Memorandum remains intact, indicating that the Department of the Treasury and FinCEN intend to continue abiding by its guidance. However, FinCEN issued further guidance on December 3, 2019, in which it acknowledged that the Agricultural Improvement Act of 2018 (the “Farm Bill”) removed hemp as a Schedule I controlled substance and authorized the United States Department of Agriculture to issue regulations governing, among other things, domestic hemp production. The guidance states that because hemp is no longer a controlled substance under federal law, banks are not required to file SARs on these businesses solely because they are engaged in the growth or cultivation of hemp in accordance with applicable laws and regulations. The guidance further notes that for hemp-related customers, banks are expected to follow standard SAR procedures, and file a SAR if indicia of suspicious activity warrants it. FinCEN noted in its December 2019 guidance that the 2014 SAR reporting structure for cannabis remains in place even with the passage of the Farm Bill and this additional guidance related to hemp. FinCEN confirmed this point in guidance issued on June 29, 2020, and clarified that, if proceeds from cannabis-related activities are kept separate, a SAR filing is only required for the cannabis-related part of a business that engages in both cannabis and hemp activity.
On November 7, 2018, U.S. Attorney General Sessions resigned as U.S. Attorney General. On February 14, 2019, William Barr was confirmed by the U.S. Senate (the "Senate") as the next U.S. Attorney General. During one of his Senate confirmation hearings, Mr. Barr stated that he did not support cannabis legalization but would not prosecute cannabis businesses that comply with state laws. Mr. Barr stated further that he would not upset settled expectations that have arisen as a result of the 2013 Cole Memorandum.

On March 11, 2021, Merrick Garland was appointed U.S. Attorney General and indicated he would generally act in accordance with the
Cole Memorandum, when, at his confirmation hearing, he said, “It does not seem to me a useful use of limited resources that we have, to be pursuing prosecutions in states that have legalized and that are regulating the use of cannabis, either medically or otherwise.” U.S. Attorney General. Mr. Garland has not, however, reissued the 2013 Cole Memorandum or issued substitute guidance.

On October 6, 2022, President Joseph Biden requested that the Secretary of the U.S. Department of Health and Human Services (“HHS”) and the U.S. Attorney General initiate a review as to how cannabis is currently scheduled under federal law. In December 2022, President Biden signed the Medical Marijuana and Cannabidiol Research Expansion Act into law, which allows for significantly broader opportunities to study cannabis. On August 29, 2023, following a review by the FDA, the Secretary of HHS issued a recommendation to the Drug Enforcement Administration (“DEA”) that cannabis be moved from Schedule I to Schedule III under the CSA. In December 2023, the DEA confirmed it is in the process of conducting its review of HHS’s recommendation.
Although the 2013 Cole Memorandum has been rescinded, one legislative safeguard for the Medical-Use Cannabis industry has historically remained in place: Congress adopted a so-called “rider” provision for the fiscal years 2015, 2016, 2017, 2018, 2019, 2020 and 2021 known as the Consolidated Appropriations Acts (currently referred to as the “Joyce-Blumenauer Amendment”) to prevent the federal government from using congressionally appropriated funds to enforce federal cannabis laws against regulated Medical-Use Cannabis actors operating in compliance with state and local law. The Joyce-Blumenauer Amendment was renewed through the signing of the fiscal year 2022 omnibus bill, which extended the protections of the amendment through December 16, 2022. The fiscal year 2023 spending package included the Joyce-Blumenauer Amendment rider, which extended the rider until fiscal year 2024.
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
Despite the legal, regulatory, and political obstacles the Regulated Cannabis industry currently faces, the industry has continued to grow. Under certain circumstances, the federal government may repeal the federal prohibition on cannabis and thereby leave the states to decide for themselves whether to permit Regulated Cannabis cultivation, production and sale, just as states are free today to decide policies governing the distribution of alcohol or tobacco. Until that happens, we face a significant risk of federal enforcement and other risks associated with our business.
To the knowledge of our management, there have not been any statements or guidance made by federal authorities or prosecutors regarding the risk of enforcement action in California.
Our objective is to capitalize on the opportunities presented as a result of the changing regulatory environment governing the cannabis industry in the United States. Accordingly, there are a number of significant risks associated with our business. Unless and until the United States Congress amends the CSA with respect to Medical-Use Cannabis or Adult-Use Cannabis, there is a risk that federal authorities may enforce current federal law, and our business may be deemed to be producing, cultivating, extracting, or dispensing “marijuana” or aiding or abetting or otherwise engaging in a conspiracy to commit such acts in violation of U.S. federal law.
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
We are directly engaged in the manufacture, possession, use, sale or distribution of cannabis and/or hold licenses in the Adult-Use Cannabis and/or Medical-Use Cannabis marketplace in the State of California. We will evaluate, monitor and reassess this disclosure, and any related risks, on an ongoing basis and the same will be supplemented and amended to investors in public filings, including in the event of government policy changes or the introduction of new or amended guidance, laws or regulations regarding cannabis regulation. We intend to cause our businesses to promptly remedy any known occurrences of non-compliance with applicable State and local cannabis rules and regulations, and intend to publicly disclose any non-compliance, citations or notices of violation which may have an impact on our licenses, business activities or operations.
Exposure to U.S. Marijuana Related Activities
We operate in the United States through various subsidiaries and other entities pursuant to arrangements with third-parties on arm’s length terms as more specifically described herein. As of the date of this Annual Report, a majority of our business was directly derived from U.S. cannabis-related activities. As such, a majority of our balance sheet and operating statement for periods following closing of the Business Combination reflects exposure to U.S. cannabis related activities.
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

California Reporting Requirements
The State of California uses METRC as the state’s track-and-trace system used to track commercial cannabis activity and movement across the distribution chain for all state-issued licensees. The system allows for other third-party system integration through a application programming interface. Only licensees have access to METRC.
California Storage and Security
To ensure the safety and security of cannabis business premises and to maintain adequate controls against the diversion, theft, and loss of cannabis or cannabis products, California’s retail cannabis businesses are generally required to do the following:

·	limit access to storefront retail premises to medical cannabis patients at least 18 years and older, and adults 21 years of age and over and maintain a fully operational security alarm system;

·	contract for professionally-certified security guard services;

·	maintain a video surveillance system that records continuously 24 hours a day;

·	ensure that the facility’s outdoor premises have sufficient lighting;

·	not dispense from its premises outside of permissible hours of operation;

·	limit the daily amount of cannabis goods dispensed to individual customers to prevent diversion;

·	store cannabis and cannabis products only in areas per the premises diagram submitted to and approved by the State of California during the licensing process;

·	store all cannabis and cannabis products in a secured, locked room or a vault; report to local law enforcement and the DCC within 24 hours after discovering the theft, diversion, or loss of cannabis; and

·	ensure the safe transport of cannabis and cannabis products between licensed facilities, maintain a delivery manifest and QR-code scannable State license in any vehicle transporting cannabis and cannabis products. Only vehicles registered with the DCC that meet DCC distribution requirements are to be used to transport cannabis and cannabis products.
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
The State of California requires the satisfaction of various regulatory compliance obligations in order to operate a cannabis delivery service. The cannabis license that permits the operation of a storefront dispensary in the State of California (also referred to as a retail license) currently permits that entity to also establish a delivery operation. If an entity does not wish to set up and operate a storefront dispensary location at which it can sell products to customers in person, California has established a separate license which allows for a retail delivery operation (also referred to as a non-storefront retail license). California regulations regarding the delivery of cannabis products include the following requirements:

·	All deliveries of cannabis goods must be performed by a delivery employee (at least 21 years of age) who is directly employed by a licensed retailer.

·	All deliveries of cannabis goods must be made in person to a physical address that is not on publicly-owned land or to a building leased by a public agency.

·	Prior to providing cannabis goods to a delivery customer, a delivery employee must confirm the identity and age of the delivery customer (as is required if such customer was purchasing the product in the physical retail store) and ensure that all cannabis goods sold comply with the regulatory requirements.

·	A licensed cannabis entity is permitted to contract with a service that provides a technology platform to facilitate the sale and delivery of cannabis goods, in accordance with all of the following: (1) the licensed cannabis entity does not allow for delivery of cannabis goods by the technology platform service provider; (2) the licensed entity does not share in the profits of the sale of cannabis goods with the technology platform service provider, or otherwise provide for a percentage or portion of the cannabis goods sales to the technology platform service provider; (3) the licensed cannabis entity does not advertise or market cannabis goods in conjunction with the technology platform service provider, outside of the technology platform, and ensures that the technology platform service provider does not use the licensed cannabis entity’s license number or legal business name on any advertisement or marketing that primarily promotes the services of the technology platform; and (4) provides various disclosures to customers about the source of the delivered cannabis goods.
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
The increased uncertainty surrounding financial transactions related to cannabis activities may also result in financial institutions discontinuing services to the cannabis industry. See "Risk Factors".
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
Employee Training
Gold Flora Corporation provides ongoing employee training, and has completed development of and instituted a robust online training center for employees, in connection with the objectives of Gold Flora Corporation’s compliance program, regulatory and statutory requirements, relevant policies and procedures, and the basic components of the compliance program. All of the training modules available to employees in the online training center were created by Gold Flora Corporation’s in-house compliance team. The training includes additional specialized training for various policies and procedures that are applicable to specific job functions and/or departments where needed to properly perform their jobs. Training is tracked, attested to, and documented. Further, all employees and management are encouraged to request new or refresher compliance training as often as necessary to compliantly fulfill their job duties.
Inventory and Security Policies
Maintaining security and inventory control is important to us and Gold Flora Corporation has adopted a number of policies, procedures, and practices in these areas:

·	Security. Gold Flora Corporation has taken extensive security measures including implementing professionally vetted policies, procedures, and systems to provide comprehensive protection, not only for its physical facilities and inventory, but also for its employees, customers, and the surrounding public. Every licensed facility has strict and limited access controls, thorough video surveillance coverage, and burglar alarms linked to our remote security monitoring service, as well as a loss prevention policy and procedure. These controls are supported by professionally certified on-site security personnel in certain instances.

·	Inventory. Gold Flora Corporation maintains inventory control and reporting systems that document the present location, amount, and a description of all cannabis and cannabis products at all facilities. The traceability of cannabis goods is maintained using the California’s “Track-and-Trace” system, METRC, Gold Flora Corporation’s point-of-sales system, TREEZ, which provides application programming interface with METRC, and Gold Flora Corporation’s integrated enterprise resource planning system (“ERP”), Odoo. We conduct regular continuous cycle counts in addition to both quarterly and annual manual inventory reconciliations, in accordance with regulations and best practices.
Operational Compliance
Internal audits are conducted monthly in the normal course of business across all active licenses. These audits allow Gold Flora Corporation to identify and monitor our strengths and weaknesses, highlighting continuous opportunities for improvement. These internal audits also provide Gold Flora Corporation with an opportunity to reinforce best practices and to institute changes in areas that are identified as opportunities for improvement. The information discovered and obtained during these internal audits is used to improve the compliance programs, when necessary, by revising practices, strengthening training, and establishing better issue-spotting and reporting processes. The focus of Gold Flora Corporation’s internal compliance audit is to ensure Gold Flora Corporation is compliant with both state and local laws and regulations and internal policies and procedures.
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

As of the date of this Annual Report, to management's knowledge, Gold Flora Corporation is in compliance with California state laws and the related licensing framework.

The below table summarizes the state licenses issued to Gold Flora Corporation's operating subsidiaries in respect of its operations in California, as of December 31, 2023.

License	Entity w/DBA and License Number	Address	Expiration / Renewal Date	Description
State of California Type 10 Retail License issued by Department of Cannabis Control (“DCC”)*	Caliva CARECE1, LLC dba Kase’s Journey, Inc. License Number: C10-0000175-LIC	4030 Farm Supply Road, Ceres, CA 95307	6/11/2024	A retail license covers sales of cannabis goods to customers at its storefront premises or by delivery. A retailer may only purchase cannabis goods that have passed state testing requirements from a licensed distributor. A retailer license may not engage in any packaging or labeling activities.
State of California Non-Storefront Retail license issued by DCC(1)	Martian Delivery, LLC dba Martian Delivery License Number: C9-0000133-LIC	8880 Elder Creek Road, Sacramento, CA 95828	06/25/2024	A non-storefront retail license covers sales of cannabis goods to customers exclusively through delivery. A retailer non-storefront must have a licensed premise to store the cannabis goods for delivery. The premises of a non-storefront retailer shall not be open to the public. A non-storefront retailer may only purchase cannabis goods that have passed state testing requirements from a licensed distributor. A non-storefront retailer license may not engage in any packaging or labeling activities.
State of California Medium Indoor Cultivation License issued by California Department of Food and Agriculture (“CDFA”) - CalCannabis Cultivation Licensing (“CCL”)	NC3 Systems dba Caliva License Number: CCL18-0000047	1695 S 7th St San Jose, CA 95112	5/24/2024	A medium cultivation license covers between 10,001 and 22,000 square feet of total canopy. Authorized activities include the planting, growing, harvesting, drying, curing, grading, or trimming of cannabis. Cultivators must use a licensed distributor to transfer product between licensees.
State of California Small Indoor Cultivation License issued by CDFA- CCL	NC3 Systems dba Caliva License Number: CCL18-0000036	1695 S 7th St San Jose, CA 95112	5/24/2024	A small cultivation license covers between 5,001 and 10,000 square feet of total canopy. Authorized activities include the planting, growing, harvesting, drying, curing, grading, or trimming of cannabis. Cultivators must use a licensed distributor to transfer product between licensees.
State of California Small Indoor Cultivation License issued by CDFA- CCL	NC3 Systems dba Caliva License Number: CCL18-0000037	1695 S 7th St San Jose, CA 95112	5/24/2024	A small cultivation license covers between 5,001 and 10,000 square feet of total canopy. Authorized activities include the planting, growing, harvesting, drying, curing, grading, or trimming of cannabis. Cultivators must use a licensed distributor to transfer product between licensees.
State of California Processor License issued by CDFA-CCL	NC3 Systems dba Caliva License Number: CCL19-0000316	1695 S 7th St San Jose, CA 95112	5/13/2024	A processor license covers a cultivation site that conducts only trimming, drying, curing, grading, packaging, or labeling of cannabis and nonmanufactured cannabis products. Cultivators must use a licensed distributor to transfer product between licensees.
__________________________
(1) License has been sold pending regulatory approval.

State of California - Nursery License issued by CDFA-CCL	NC3 Systems dba Caliva License Number: CCL18-0000038	1695 S 7th St San Jose, CA 95112	5/24/2024	A nursery license covers a cultivation site that conducts only cultivation of clones, immature plants, seeds, and other agricultural products used specifically for the propagation of cultivation of cannabis. Cultivators must use a licensed distributor to transfer product between licensees.
State of California Type 6 Manufacturing License issued by DCC	NC3 Systems dba Caliva License Number: CDPH-10002244	1695 S 7th St San Jose, CA 95112	4/2/2024	A Type 6 manufacturing licensee is authorized to engage in extractions using mechanical methods or nonvolatile solvents (i.e. CO2, ethanol, water or food-grade dry ice, cooking oils, or butter). A Type 6 licensee may also: conduct infusion operations and conduct packaging and labeling of cannabis products.
State of California Type 11 Distribution License issued by DCC	NC3 Systems dba Caliva License Number: C11- 0000819-LIC	1695 S 7th St San Jose, CA 95112	7/15/2024	Distributor licensees are responsible for transporting cannabis goods between licensees, arranging for testing of cannabis goods, conducting quality assurance review of cannabis goods to ensure they comply with all the packaging and labeling requirements, and distributing cannabis goods and accessories to retailers. A licensed distributor may package and label flower-only products and roll pre-rolls.
State of California Non-Storefront Retail License issued by DCC	NC3 Systems dba Caliva License Number: C9-0000135-LIC	1695 S 7th St San Jose, CA 95112	6/25/2024	A non-storefront retail license covers sales of cannabis goods to customers exclusively through delivery. A retailer non-storefront must have a licensed premise to store the cannabis goods for delivery. The premises of a non-storefront retailer shall not be open to the public. A non-storefront retailer may only purchase cannabis goods that have passed state testing requirements from a licensed distributor. A non-storefront retailer license may not engage in any packaging or labeling activities.
State of California Retail License issued by DCC	NC3 Systems dba Caliva License Number: C10-0000441-LIC	1695 S 7th St San Jose, CA 95112	7/15/2024	A retail license covers sales of cannabis goods to customers at its storefront premises or by delivery. A retailer may only purchase cannabis goods that have passed state testing requirements from a licensed distributor. A retailer license may not engage in any packaging or labeling activities.
State of California Retail License issued by DCC	NC3 Systems dba Deli by Caliva License Number: C10-0000627-LIC	9535 Artesia Blvd Bellflower, CA 90706	10/7/2024	A retail license covers sales of cannabis goods to customers at its storefront premises or by delivery. A retailer may only purchase cannabis goods that have passed state testing requirements from a licensed distributor. A retailer license may not engage in any packaging or labeling activities.
State of California Retail License issued by DCC	Nc6 Systems dba Deli by Caliva Hanford License Number: C10-0000840-LIC	104 N Douty St Hanford, CA 93230	7/12/2024	A retail license covers sales of cannabis goods to customers at its storefront premises or by delivery. A retailer may only purchase cannabis goods that have passed state testing requirements from a licensed distributor. A retailer license may not engage in any packaging or labeling activities.

State of California Non-Storefront Retail License issued by DCC*	Caliva CADECC1, LLC dba Caliva Culver City License Number: C9-0000034-LIC	5855 Green Valley Circle Culver City, CA 90230	5/22/2024	A non-storefront retail license covers sales of c cannabis goods to customers exclusively through delivery. A retailer non-storefront must have a licensed premise to store the cannabis goods for delivery. The premises of a non-storefront retailer shall not be open to the public. A non-storefront retailer may only purchase cannabis goods that have passed state testing requirements from a licensed distributor. A non-storefront retailer license may not engage in any packaging or labeling activities.
State of California - Microbusiness License issued by DCC	Caliva CAMISJ2, Inc. dba Deli by Caliva San Jose License Number: C12-0000216-LIC	92 Pullman Way San Jose, CA 95111	7/23/2024	A microbusiness license allows a licensee to engage in the cultivation of cannabis on an area less than 10,000 square feet and to act as a licensed distributor, type 6 manufacturer, and retailer, as specified in an application. In order to hold a microbusiness license, a licensee must engage in at least three (3) of the four listed commercial cannabis activities. At this facility Caliva engages in retail, distribution and manufacturing.
State of California Retail License issued by DCC	Calma WeHo, LLC DBA Calma WeHo, LLC License: C10-0000338-LIC	1155 N La Brea, West Hollywood, CA 90038	06/27/2024	A retail license covers sales of cannabis goods to customers at its storefront premises or by delivery. A retailer may only purchase cannabis goods that have passed state testing requirements from a licensed distributor. A retailer license may not engage in any packaging or labeling activities.

State of California Event Organizer License issued by DCC	Calma WeHo, LLC DBA Calma WeHo, LLC License: CEO14-0000175-LIC	1550 Leigh Avenue, San Jose, CA 95125	06/05/2024
An event organizer license covers cannabis events and are issued to qualified persons in order for them to legally organize cannabis events. Cannabis events in California are multi-day events where the sale and consumption of cannabis are permitted.

State of California Retail license issued by DCC.	Varda, Inc dba Varda License Number: C10-0000761-LIC	3341 Colorado Blvd E, Pasadena, CA 91107	11/24/2024	A retail license covers sales of cannabis goods to customers at its storefront premises or by delivery. A retailer may only purchase cannabis goods that have passed state testing requirements from a licensed distributor. A retailer license may not engage in any packaging or labeling activities.
State of California Retail license issued by DCC.	Releaf Alternative Cooperative, Inc. dba Coastal Dispensary License Number: C10-0000883-LIC	128 Robles Way, Vallejo, CA 94591	09/09/2024	A retail license covers sales of cannabis goods to customers at its storefront premises or by delivery. A retailer may only purchase cannabis goods that have passed state testing requirements from a licensed distributor. A retailer license may not engage in any packaging or labeling activities.
State of California Retail license issued by DCC.	Coastal Retail Lompoc LLC dba Coastal Dispensary License Number: C10-0000837-LIC-LIC	7840 West Lane, Suite F, Stockton, CA 95210	07/07/2024	A retail license covers sales of cannabis goods to customers at its storefront premises or by delivery. A retailer may only purchase cannabis goods that have passed state testing requirements from a licensed distributor. A retailer license may not engage in any packaging or labeling activities.
State of California Retail license issued by DCC.	Southern California Collective, A California Corporation dba Coastal License Number: C10-0000143-LIC	2435 Military Ave, Los Angeles, CA 90064	06/06/2024	A retail license covers sales of cannabis goods to customers at its storefront premises or by delivery. A retailer may only purchase cannabis goods that have passed state testing requirements from a licensed distributor. A retailer license may not engage in any packaging or labeling activities.

State of California Retail license issued by DCC.	Coastal Retail Concord, LLC dba Coastal License Number: C10-0001027-LIC	1847 Willow Pass Road, Unit A, Concord, CA 94520	05/04/2024	A retail license covers sales of cannabis goods to customers at its storefront premises or by delivery. A retailer may only purchase cannabis goods that have passed state testing requirements from a licensed distributor. A retailer license may not engage in any packaging or labeling activities.
State of California Retail license issued by DCC.	(SB) Coastal Dispensary, LLC dba Coastal Dispensary License Number: C10-0000062-LIC	1019 Chapala Street, Santa Barbara, CA 93103	05/15/2024	A retail license covers sales of cannabis goods to customers at its storefront premises or by delivery. A retailer may only purchase cannabis goods that have passed state testing requirements from a licensed distributor. A retailer license may not engage in any packaging or labeling activities.

License	Entity w/DBA and License Number	Address	Expiration / Renewal Date	Description
State of California Retail license issued by DCC.	Gold Flora Partners Costa Mesa, LLC dba King's Crew License Number: C10-0001233-LIC	1687 Orange Avenue, Costa Mesa, CA 92627	03/08/2024	A retail license covers sales of cannabis goods to customers at its storefront premises or by delivery. A retailer may only purchase cannabis goods that have passed state testing requirements from a licensed distributor. A retailer license may not engage in any packaging or labeling activities.
State of California Type 6 Manufacturing License issued by DCC	Black Lion Labs LLC dba N/A License Number: CDPH-10002287	64125 19th Avenue, BLD 1A, Desert Hot Springs, CA 92240	4/6/2024	A Type 6 manufacturing licensee is authorized to engage in extractions using mechanical methods or nonvolatile solvents (i.e. CO2, ethanol, water or food-grade dry ice, cooking oils, or butter). A Type 6 licensee may also: conduct infusion operations and conduct packaging and labeling of cannabis products.
State of California Retail license issued by DCC.	Gold Flora Partners LLC dba King's Crew License Number: C10-0000026-LIC	5630 Pacific Coast Highway E, Long Beach, CA 90803	4/25/2024	A retail license covers sales of cannabis goods to customers at its storefront premises or by delivery. A retailer may only purchase cannabis goods that have passed state testing requirements from a licensed distributor. A retailer license may not engage in any packaging or labeling activities.
State of California Type N Manufacturing License issued by DCC	One LED CA LLC dba Green Revolution License Number: CDPH-10003056	64125 19th Avenue, BLD 1D, Desert Hot Springs, CA 92240	5/2/2024	A Type N license permits the holders to manufacture cannabis products through infusion. A Type N license may also conduct packaging and labeling of cannabis products.
State of California Type 11 Distribution License issued by DCC	Captain Kirk Services, Inc. dba Airfield Supply Company License Number: C11-0001543-LIC	1180 Coleman Avenue, STE 102, San Jose, CA 95110	5/9/2024	Distributor licensees are responsible for transporting cannabis goods between licensees, arranging for testing of cannabis goods, conducting quality assurance review of cannabis goods to ensure they comply with all the packaging and labeling requirements, and distributing cannabis goods and accessories to retailers. A licensed distributor may package and label flower-only products and roll pre-rolls.

License	Entity w/DBA and License Number	Address	Expiration / Renewal Date	Description
State of California Type 11 Distribution License issued by DCC	GF Distribution, LLC dba Gold Flora License Number: C11-0000076-LIC	64125 19TH Avenue, BLDG 1C, Desert Hot Springs, CA 92240	5/12/2024	Distributor licensees are responsible for transporting cannabis goods between licensees, arranging for testing of cannabis goods, conducting quality assurance review of cannabis goods to ensure they comply with all the packaging and labeling requirements, and distributing cannabis goods and accessories to retailers. A licensed distributor may package and label flower-only products and roll pre-rolls.
State of California Small Indoor Cultivation License issued by CDFA- CCL	Captain Kirk Services, Inc. dba Airfield Supply Company License Number: CCL18-0001936	1190 Coleman Avenue, San Jose, CA 95110	5/23/2024	A small cultivation license covers between 5,001 and 10,000 square feet of total canopy. Authorized activities include the planting, growing, harvesting, drying, curing, grading, or trimming of cannabis. Cultivators must use a licensed distributor to transfer product between licensees.
State of California Retail license issued by DCC.	Gold Flora Partners Corona LLC dba King's Crew License Number: C10-0001306-LIC	127 Radio Road, BLD G, Corona, CA 92879	5/29/2024	A retail license covers sales of cannabis goods to customers at its storefront premises or by delivery. A retailer may only purchase cannabis goods that have passed state testing requirements from a licensed distributor. A retailer license may not engage in any packaging or labeling activities.
State of California Retail license issued by DCC.	Higher Level of Care Hollister Inc. dba Higher Level License Number: C10-0000142-LIC	1802 Shelton Drive, Hollister, CA 95023	6/6/2024	A retail license covers sales of cannabis goods to customers at its storefront premises or by delivery. A retailer may only purchase cannabis goods that have passed state testing requirements from a licensed distributor. A retailer license may not engage in any packaging or labeling activities.
State of California Type 11 Distribution License issued by DCC	GF Distribution, LLC dba Shelf Life Distributing License Number: C11-0001240-LIC	3505 Cadillac Avenue, STE O-107, Costa Mesa, CA 92626	7/20/2024	Distributor licensees are responsible for transporting cannabis goods between licensees, arranging for testing of cannabis goods, conducting quality assurance review of cannabis goods to ensure they comply with all the packaging and labeling requirements, and distributing cannabis goods and accessories to retailers. A licensed distributor may package and label flower-only products and roll pre-rolls.
State of California Retail license issued by DCC.	Captain Kirk Services, Inc. dba Airfield Supply Company License Number: C10-0000514-LIC	1190 Coleman Avenue, San Jose, CA 95110	7/25/2024	A retail license covers sales of cannabis goods to customers at its storefront premises or by delivery. A retailer may only purchase cannabis goods that have passed state testing requirements from a licensed distributor. A retailer license may not engage in any packaging or labeling activities.
State of California Retail license issued by DCC.	Higher Level of Care Seaside dba Higher Level License Number: C10-0000517-LIC	1440 Canyon Del Rey Blvd, Seaside, CA 93955	7/25/2024	A retail license covers sales of cannabis goods to customers at its storefront premises or by delivery. A retailer may only purchase cannabis goods that have passed state testing requirements from a licensed distributor. A retailer license may not engage in any packaging or labeling activities.
State of California Medium Indoor Cultivation License issued by CDFA-CCL.	Black Lion Farms LLC dba Black Lion Farms License Number: CCL19-0001513	64125 19th Ave, Building 2A, Desert Hot Springs, CA 92240	9/9/2024	A medium cultivation license covers between 10,001 and 22,000 square feet of total canopy. Authorized activities include the planting, growing, harvesting, drying, curing, grading, or trimming of cannabis. Cultivators must use a licensed distributor to transfer product between licensees.

License	Entity w/DBA and License Number	Address	Expiration / Renewal Date	Description
State of California Type 11 Distribution License issued by DCC	GF Distribution, LLC dba GF Distribution License Number: C11-0001268-LIC	64125 19TH Avenue, STE 1F, Desert Hot Springs, CA 92240	11/12/2024	Distributor licensees are responsible for transporting cannabis goods between licensees, arranging for testing of cannabis goods, conducting quality assurance review of cannabis goods to ensure they comply with all the packaging and labeling requirements, and distributing cannabis goods and accessories to retailers. A licensed distributor may package and label flower-only products and roll pre-rolls.
State of California Small Indoor Cultivation License issued by CDFA- CCL	Black Lion Farms LLC dba Black Lion Farms License Number: CCL21-0000325	64125 19TH Avenue, Building 2, Suite H, Desert Hot Springs, CA 92240	11/22/2024	A small cultivation license covers between 5,001 and 10,000 square feet of total canopy. Authorized activities include the planting, growing, harvesting, drying, curing, grading, or trimming of cannabis. Cultivators must use a licensed distributor to transfer product between licensees.
State of California Small Indoor Cultivation License issued by CDFA- CCL	Black Lion Farms LLC dba Black Lion Farms License Number: CCL21-0000322	64125 19TH Avenue, Building 2, Suite G, Desert Hot Springs, CA 92240	11/22/2024	A small cultivation license covers between 5,001 and 10,000 square feet of total canopy. Authorized activities include the planting, growing, harvesting, drying, curing, grading, or trimming of cannabis. Cultivators must use a licensed distributor to transfer product between licensees.
State of California Small Indoor Cultivation License issued by CDFA- CCL	Black Lion Farms LLC dba Black Lion Farms License Number: CCL21-0001240	64125 19TH Avenue, Building 2, Suite F, Desert Hot Springs, CA 92240	11/22/2024	A small cultivation license covers between 5,001 and 10,000 square feet of total canopy. Authorized activities include the planting, growing, harvesting, drying, curing, grading, or trimming of cannabis. Cultivators must use a licensed distributor to transfer product between licensees.
State of California Small Indoor Cultivation License issued by CDFA- CCL	Black Lion Farms LLC dba Black Lion Farms License Number: CCL21-0001239	64125 19TH Avenue, Building 2, Suite E, Desert Hot Springs, CA 92240	11/22/2024	A small cultivation license covers between 5,001 and 10,000 square feet of total canopy. Authorized activities include the planting, growing, harvesting, drying, curing, grading, or trimming of cannabis. Cultivators must use a licensed distributor to transfer product between licensees.

ITEM 1A. RISK FACTORS.
RISK FACTOR SUMMARY
Our business is subject to a number of risks and uncertainties that may affect the value of the Company's Common Stock. This non-exhaustive summary does not address all of the risks. Additional discussion of the risks summarized in this risk factor summary; and other risks can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Annual Report and our other filings with the SEC, before making a decision to invest in our Common Stock. These risks include, but are not limited to the following:
•Each of Gold Flora, LLC and TPCO have a history of losses, and we may never achieve profitability or generate positive cash flow.
•Cannabis continues to be a controlled substance under the CSA.
•The approach to the enforcement of Regulated Cannabis laws may be subject to change or may not proceed as previously outlined.
•We are subject to applicable anti-money laundering laws and regulations.
•We may have difficulty accessing the services of banks, which may make it difficult to operate its business.
•We may have difficulty accessing public and private capital.
•We are subject to the risks associated with governmental approvals, permits and compliance with applicable laws.
•There may be difficulty with the enforceability of our contracts.
•Certain jurisdictions currently prohibit public companies from operating in the cannabis businesses.

•Political uncertainty may have an adverse impact on our operating performance and results of operations.
•Significant failure or deterioration of our quality control systems may adversely impact us.
•We may be subject to product liability claims.
•Controversy surrounding vaporizers and vaporizer products may materially and adversely affect the market for vaporizer products and expose us to litigation and additional regulation.
•We face competition from the illegal cannabis market.
•We are subject to environmental regulations and risks.
•We are reliant on our management team.
•Potential future sales of shares could adversely affect prevailing market prices for the Common Stock.
•There may be a limited market for our securities.
•If we fail to comply with the rules under Sarbanes-Oxley related to accounting controls and procedures in the future, or, if we discover further material weaknesses or other deficiencies in our internal control over financial reporting or we fail to maintain effective disclosure controls and procedures, our stock price could decline significantly and raising capital could be more difficult.
•We may not realize the anticipated synergies, cost savings or profits from acquisitions.
•Competition in the cannabis industry is intense and increased competition by larger and better-financed competitors could materially and adversely affect the business, financial condition and results of operations of the Company.
•The cannabis industry is difficult to forecast.
•We may be subject to the risk of litigation.
•We may be subject to risks related to information technology systems, including cyberattacks.
•COVID-19, or the future outbreak of any other highly infectious or contagious diseases, could materially and adversely impact or cause disruption to our operations, performance, financial condition, results of operations and cash flows.
•If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about us or our business, the Common Stock trading price and volume could decline.
•The market price of the Common Stock may be highly volatile.
•We may be required to take further write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and Common Stock price, which could cause investors to lose some or all of their investment.
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
Risks Related to the Business Combination
Each of Gold Flora, LLC and TPCO have a history of losses, and we may never achieve profitability or generate positive cash flow.
TPCO had an operating loss of $242,938 (including an impairment loss of $130,567) for the year ended December 31, 2022 and an operating loss of $733,885 (including an impairment loss of $575,499) for the year ended December 31, 2021. Gold Flora had operating loss of $46,745 for the year ended December 31, 2023, an operating income of $3,175 for the year ended December 31, 2022, and an operating loss of $6,062 for the year ended December 31, 2021. Gold Flora Corporation may never achieve profitability or generate positive cash flow, which could cause Gold Flora Corporation to curtail its operations and could adversely affect your investment.
We may not realize the anticipated benefits of the Business Combination.
The Business Combination was consummated to strengthen the position of each of Gold Flora, LLC and TPCO and to create the opportunity to realize anticipated benefits including, among other things, those set forth above under the heading “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Achieving the benefits of the Business Combination depends in part on the ability of Gold Flora Corporation to effectively capitalize on its scale, scope and leadership, to realize the anticipated operating synergies, and to maximize the potential of its growth opportunities. A variety of factors, including those risk factors set forth in this Annual Report, may adversely affect the ability to achieve the anticipated benefits of the Business Combination. The anticipated benefits and synergies of the Business Combination are based on assumptions and current expectations, not actual experience, and assume a successful integration. Financial projections based on these assumptions relating to integration may not be correct if the underlying assumptions prove to be incorrect.
There are risks related to the integration of TPCO’s and Gold Flora, LLC's existing businesses.
The ability to realize the benefits of the Business Combination will depend in part on successfully consolidating functions and integrating operations, procedures and personnel in a timely and efficient manner, as well as on our ability to realize the anticipated growth opportunities and operating synergies from integrating TPCO’s and Gold Flora’s businesses. The integration process may result in the loss of key employees and the disruption of ongoing business, customer and employee relationships that may adversely affect our ability to achieve the anticipated benefits of the Business Combination.

Risks Related to the Cannabis Industry and Our Business
Cannabis continues to be a controlled substance under the CSA.

We are directly engaged in the medical and adult-use cannabis industry in the U.S. where local state law permits such activities, however, all such activities remain illegal under federal law in the U.S. Investors are cautioned that in the U.S., cannabis is highly regulated at the state level and, to a lesser extent, at the local level. Cannabis is regulated at the federal and state level in the United States. To our knowledge, as of December 31, 2023, there are a total of 47 states, plus the District of Columbia, Puerto Rico and Guam that have legalized or decriminalized cannabis in some form (including hemp). Further, ballot initiatives to legalize Adult-Use Cannabis recently passed in Arizona, New Jersey, South Dakota, and Montana, and ballot initiatives to legalize Medical-Use Cannabis passed in South Dakota and Mississippi, with implementation of applicable regulations expected in those states in the near future. Notwithstanding the permissive regulatory environment of cannabis at the state level, cannabis and THC continue to be categorized as controlled substances under the CSA and as such, violate federal law in the United States. Under U.S. federal law, a Schedule I drug is considered to have a high potential for abuse, no accepted medical use in the U.S., and a lack of accepted safety for the use of the substance under medical supervision. Federal law prohibits commercial production and sale of all Schedule I controlled substances, and as such, cannabis-related activities, including without limitation, the importation, cultivation, manufacture, distribution, sale and possession of cannabis remain illegal under U.S. federal law. It is also illegal to aid or abet such activities or to conspire or attempt to engage in such activities. Strict compliance with state and local laws with respect to cannabis may neither absolve us of liability under U.S. federal law, nor provide a defense to any federal proceeding brought against us. An investor’s contribution to and involvement in such activities may result in federal civil and/or criminal prosecution, including, but not limited to, forfeiture of his, her or its entire investment, fines and/or imprisonment.
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
Violations of any U.S. federal laws and regulations could result in significant fines, penalties, administrative sanctions, convictions or settlements arising from civil proceedings conducted by either the U.S. federal government or private citizens, or criminal charges, including, but not limited to, disgorgement of profits, cessation of business activities or divestiture. This could have a material adverse effect on Gold Flora Corporation, including its reputation and ability to conduct business, its holding (directly or indirectly) of cannabis licenses in the United States, the listing of its securities on Cboe Canada or other applicable exchanges, its financial position, operating results, and profitability or liquidity. In addition, it is difficult to estimate the time or resources that would be needed for the investigation of any such matters or its final resolution because, in part, the time and resources that may be needed are dependent on the nature and extent of any information requested by the applicable authorities involved, and such time or resources could be substantial.
The approach to the enforcement of Regulated Cannabis laws may be subject to change or may not proceed as previously outlined.
As a result of the conflicting views between state governments and the federal government regarding cannabis, investments in regulated cannabis businesses in the United States are subject to inconsistent legislation and regulation. The response to this inconsistency was addressed on August 29, 2013 when then Deputy Attorney General, James Cole, authored the 2013 Cole Memorandum addressed to all United States district attorneys acknowledging that notwithstanding the designation of cannabis as a controlled substance at the federal level in the United States, several U.S. states have enacted laws relating to and in a number of cases authorizing cannabis use for medical purposes.
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
Former U.S. Attorney General Jeff Sessions resigned on November 7, 2018. Nonetheless, there is no guarantee that state laws legalizing and regulating the sale and use of cannabis will not be repealed or overturned, or that local governmental authorities will not limit the applicability of state laws within their respective jurisdictions. Unless and until the United States Congress amends the CSA with respect to cannabis and THC (and as to the timing or scope of any such potential amendments there can be no assurance), there is a risk that federal authorities may enforce current U.S. federal law.
In recent years, certain temporary federal legislative enactments that protect the Medical-Use Cannabis and industry have also been in effect. For instance, cannabis businesses that are in strict compliance with state law receive a measure of protection from federal prosecution by operation of a temporary appropriations measures that has been enacted into law as an amendment (or “rider”) to federal spending bills passed by Congress and signed by Presidents Obama and Trump. First adopted in the Appropriations Act of 2015, Congress has included in successive budgets since a “rider” that prohibits the DOJ from expending any funds to enforce any law that interferes with a state’s implementation of its own medical cannabis laws. The rider, discussed above, is known as the “Joyce-Blumenauer Amendment”, and now known colloquially as the “Joyce Amendment” after its most recent sponsor. The Joyce-Blumenauer Amendment was included in the Consolidated Appropriations Act of 2020, which was signed by President Trump on December 20, 2019 and funded the departments of the federal government through the fiscal year ending September 30, 2020. In signing the act, President Trump issued a signing statement noting that the Act “provides that the DOJ may not use any funds to prevent implementation of medical cannabis laws by various States and territories,” and further stating “I will treat this provision consistent with the President’s constitutional responsibility to faithfully execute the laws of the United States.” While the signing statement can fairly be read to mean that the executive branch intends to enforce the CSA and other federal laws prohibiting the sale and possession of medical cannabis, the President did issue a similar signing statement in May 2017 and February 2019 and no federal enforcement actions followed. The Joyce-Blumenauer Amendment was renewed through the signing of the fiscal year 2022 omnibus bill, which extended the protections of the Joyce Amendment through December 16, 2022. The fiscal year 2023 spending package included the Joyce-Blumenauer rider, which extended the rider until fiscal year 2024.
Should the Joyce-Blumenauer Amendment not be renewed in subsequent spending bills, there can be no assurance that the federal government will not seek to prosecute cases involving medical cannabis businesses that are otherwise compliant with State law. Such potential proceedings could involve significant restrictions being imposed upon Gold Flora, while diverting the attention of executives. Such proceedings could have a material adverse effect on Gold Flora’s business, revenues, operating results and financial condition as well as Gold Flora Corporation’s reputation, even if such proceedings were concluded successfully in favor of Gold Flora Corporation.
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
U.S. state regulatory uncertainty may adversely impact us.
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
Certain U.S. states where Medical-Use Cannabis and/or Adult-Use Cannabis is legal have or are considering special taxes or fees on the cannabis industry. It is uncertain at this time whether other states are in the process of reviewing such additional taxes and fees. The implementation of special taxes or fees could have a material adverse effect upon the businesses, results of operations and financial condition of Gold Flora Corporation.
We may be subject to applicable anti-money laundering laws and regulations.
Given the nature of its business, we may be subject to a variety of laws and regulations in the United States that involve money laundering, financial recordkeeping and proceeds of crime, including the Bank Secrecy Act, as amended by Title III of the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (USA PATRIOT Act) and any related or similar rules, regulations or guidelines, issued, administered or enforced by governmental authorities in the United States. Banks often refuse to provide banking services to businesses involved in the U.S. cannabis industry due to the present state of the laws and regulations governing financial institutions in the United States. The lack of banking and financial services presents unique and significant challenges to businesses in the cannabis industry. The potential lack of a secure place in which to deposit and store cash, the inability to pay creditors through the issuance of checks and the inability to secure traditional forms of operational financing, such as lines of credit, are some of the many challenges presented by the unavailability of traditional banking and financial services.

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
In the event that any of Gold Flora’s operations, or any proceeds thereof, any dividends or distributions therefrom, or any profits or revenues accruing from such operations in the United States were found to be in violation of money laundering legislation or otherwise, such transactions may be viewed as proceeds of crime under one or more of the statutes noted above or any other applicable legislation. This could restrict or otherwise jeopardize the ability of Gold Flora Corporation to declare or pay dividends or affect other distributions.
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

On September 21, 2018, CBP released a statement outlining its current position with respect to enforcement of the laws of the United States. It stated that CBP enforcement of United States laws regarding controlled substances has not changed and because cannabis continues to be a controlled substance under United States law, working in or facilitating the proliferation of the legal cannabis industry in U.S. states where it is deemed legal may affect admissibility to the U.S. As a result, CBP has affirmed that, a Canadian citizen working in or facilitating the proliferation of the legal cannabis industry in Canada, coming to the U.S. for reasons unrelated to the cannabis industry, will generally be admissible to the U.S.; however, if a traveler is found to be coming to the U.S. for reasons related to the cannabis industry, they may be deemed inadmissible. While the CBP under the Biden Administration has archived its website page covering the September 21, 2018 statement, the Biden Administration has not officially rescinded the policy in question. Therefore, employees, directors, officers, managers and investors of companies involved in direct business activities related to the U.S. cannabis industry may face the risk of being barred entry from the United States.
We may have difficulty accessing the services of banks, which may make it difficult to operate its business.
We may have trouble accessing services of financial institutions. For example, in February 2014, FinCEN issued the FinCEN Memorandum (which is not law) that provides guidance with respect to financial institutions providing banking services to cannabis business, including burdensome due diligence expectations and reporting requirements. This guidance does not provide any safe harbors or legal defenses from examination or regulatory or criminal enforcement actions by the DOJ, FinCEN or other federal regulators. Thus, most banks and other financial institutions in the United States do not appear to be comfortable providing banking services to cannabis-related businesses, or relying on this guidance, which can be amended or revoked at any time by the executive branch. In addition to the foregoing, banks may refuse to process debit card payments and credit card companies generally refuse to process credit card payments for cannabis-related businesses. As a result, Gold Flora Corporation may have limited or no access to banking or other financial services in the United States. In addition, federal money laundering statutes and Bank Secrecy Act regulations discourage financial institutions from working with any organization that sells a controlled substance, regardless of whether the state it resides in permits cannabis sales. While the United States House of Representatives has passed the SAFER Banking Act, which would permit commercial banks to offer services to cannabis companies that are in compliance with state law, it remains under consideration by the Senate, and if Congress fails to pass the SAFER Banking Act, Gold Flora’s inability, or limitations on Gold Flora Corporation’s ability, to open or maintain bank accounts and/or obtain other banking services may make it difficult for Gold Flora Corporation to operate and conduct its business as planned or to operate efficiently.
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

We may have difficulty accessing public and private capital.
Commercial banks, private equity firms and venture capital firms have approached the cannabis industry cautiously to date. However, there are certain high net worth individuals and family offices that have made meaningful investments in companies and businesses similar to Gold Flora Corporation. There is neither a broad nor deep pool of institutional capital that is available to cannabis license holders and license applicants. There can be no assurance that additional financing, will be available to Gold Flora when needed or on terms which are acceptable to Gold Flora. Gold Flora's inability to raise financing to fund capital expenditures or acquisitions could limit its growth and may have a material adverse effect upon future profitability and ability to continue its operations.
There may be a restriction on deduction of certain expenses.
Section 280E of the United States Internal Revenue Code of 1986, as amended (the “Code”) generally prohibits businesses from deducting or claiming tax credits with respect to expenses paid or incurred in carrying on any trade or business if such trade or business (or the activities which comprise such trade or business) consists of trafficking in controlled substances (within the meaning of Schedule I and II of the CSA) which is prohibited by U.S. federal law or the law of any state in which such trade or business is conducted. Section 280E currently applies to businesses operating in the cannabis industry, irrespective of whether such businesses are licensed and operating in accordance with applicable state laws. The application of Code Section 280E generally causes such businesses to pay higher effective U.S. federal income tax rates than similar businesses in other industries due to the loss of certain deductions and credits. The impact of Code Section 280E on the effective tax rate of a cannabis business generally depends on how large the ratio of non-deductible expenses is to the business’s total revenues. Gold Flora Corporation expects to continue to be subject to Code Section 280E. The application of Code Section 280E to Gold Flora may adversely affect Gold Flora’s profitability and, in fact, may cause Gold Flora Corporation to operate at a loss when it would otherwise have a profit. While recent legislative proposals, if enacted into law, could eliminate or diminish the application of Code Section 280E to cannabis businesses, the enactment of any such law is uncertain. Accordingly, Code Section 280E may to apply to Gold Flora Corporation indefinite.
We may lack access to U.S. bankruptcy protections.
As discussed above, cannabis is illegal under U.S. federal law. Therefore, there is a compelling argument that the federal bankruptcy courts cannot provide relief for parties who engage in regulated cannabis businesses. Recent bankruptcy rulings have denied bankruptcies for dispensaries upon the justification that businesses cannot violate federal law and then claim the benefits of federal bankruptcy for the same activity and upon the justification that courts cannot ask a bankruptcy trustee to take possession of, and distribute Regulated Cannabis-related assets as such action would violate the CSA. Therefore, we may not be able to seek the protection of the bankruptcy courts and this could materially affect its business or its ability to obtain credit.
Our operations in the U.S. cannabis market may be subject to heightened scrutiny by regulatory authorities.
For the reasons set forth above, our existing operations in the United States, and any future operations or investments, may become the subject of heightened scrutiny by securities regulators, stock exchanges and other authorities in Canada and the United States. As a result, we may be subject to significant direct and indirect interaction with public officials. There can be no assurance that this heightened scrutiny will not in turn lead to the imposition of certain restrictions on our ability to invest or hold interests in other entities, or have consequences for our stock exchange listing or Canadian reporting obligations, in addition to those described herein. See “—Risks Related to the Cannabis Industry and Our Business—Cannabis continues to be a controlled substance under the CSA”.
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
CDS Clearing and Depositary Services Inc. (“CDS”) is Canada’s central securities depository, clearing and settling trades in the Canadian equity, fixed income and money markets. On February 8, 2018, following discussions with the Canadian Securities Administrators and recognized Canadian securities exchanges, the TMX Group, which is the owner and operator of CDS, announced the signing of a Memorandum of Understanding (“MOU”) with Cboe Canada, the Canadian Securities Exchange and the Toronto Stock Exchange confirming that it relies on such exchanges to review the conduct of listed issuers. The MOU notes that securities regulation requires that the rules of each of the exchanges must not be contrary to the public interest and that the rules of each of the exchanges have been approved by the securities regulators. Pursuant to the MOU, CDS will not ban accepting deposits of or transactions for clearing and settlement of securities of issuers with cannabis-related activities in the United States.
Even though the MOU indicated that there are no plans of banning the settlement of securities of issuers with U.S. cannabis related activities through CDS, there can be no guarantee that the settlement of securities will continue in the future. If such a ban were to be implemented, it would have a material adverse effect on the ability of holders of our Common Stock to make and settle trades. In particular, our Common Stock would become highly illiquid until an alternative (if available) was implemented, and investors would have no ability to effect a trade of our Common Stock through the facilities of a stock exchange.

We may be subject to the risk of civil asset forfeiture.
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
The constant evolution of laws and regulations affecting the cannabis industry could detrimentally affect us. Our current and proposed operations are subject to a variety of local, state and federal cannabis laws and regulations relating to the manufacture, management, transportation, storage and disposal of cannabis, as well as laws and regulations relating to consumable products health and safety, the conduct of operations and the protection of the environment. These laws and regulations are broad in scope and subject to evolving interpretations, which could require us to incur substantial costs associated with compliance or alter certain aspects of our business plans. In addition, violations of these laws, or allegations of such violations, could disrupt certain aspects of our business plans and result in a material adverse effect on certain aspects of their planned operations. These laws and regulations are rapidly evolving and subject to change with minimal notice. Regulatory changes may adversely affect our profitability or cause us to cease operations entirely. The cannabis industry may come under the scrutiny or further scrutiny by the FDA, the SEC, the DOJ, the Financial Industry Regulatory Authority or other federal or applicable state or non-governmental regulatory authorities or self-regulatory organizations that supervise or regulate the production, distribution, sale or use of cannabis for medical or adult-use purposes in the United States. It is impossible to determine the extent of the impact of any new laws, regulations or initiatives that may be proposed, or whether any proposals will become law. The regulatory uncertainty surrounding the industry may adversely affect our business and operations, including without limitation, the costs to remain compliant with applicable laws and the impairment of our business or the ability to raise additional capital. In addition, we are not able to predict the nature of any future laws, regulations, interpretations or applications, and it is possible that regulations may be enacted in the future that will be directly applicable to its business.
We may be subject to the risks associated with governmental approvals, permits and compliance with applicable laws.
Government approvals and permits are currently, and may in the future be, required in connection with our operations. To the extent such approvals are required and not obtained, we may be curtailed or prohibited from the production, manufacture, and sale of Medical-Use Cannabis and Adult-Use Cannabis or from proceeding with the development of our operations as currently proposed.
Failure to comply with applicable laws, regulations and permitting requirements may result in enforcement actions, including orders issued by regulatory or judicial authorities causing operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment, or remedial actions. We may be required to compensate those suffering loss or damage by reason of our operations and may have civil or criminal fines or penalties imposed for violations of applicable laws or regulations.
We may not be able to obtain or maintain the necessary licenses, permits, certificates, authorizations or accreditations to operate our businesses, or may only be able to do so at great cost. In addition, we may not be able to comply fully with the wide variety of laws and regulations applicable to the cannabis industry. Failure to comply with or to obtain the necessary licenses, permits, certificates, authorizations or accreditations could result in restrictions on our ability to operate in the cannabis industry, which could have a material adverse effect on our business, results of operations and financial condition.
Amendments to current laws, regulations and permits governing the production of medical and adult-use cannabis, or more stringent implementation thereof, could have a material adverse impact on us and cause increases in expenses, capital expenditures or production costs, or reduction in levels of production, or require abandonment or delays in development.
There may be difficulty with the enforceability of contracts.
It is a fundamental principle of law that a contract will not be enforced if it involves a violation of law or public policy. Because cannabis remains illegal in the United States at a federal level, judges in multiple U.S. states have on a number of occasions refused to enforce contracts for the repayment of money when the loan was used in connection with activities that violate federal law, even if there is no violation of state law. It is possible that we may not be able to legally enforce contracts it enters into if necessary, which means there can be no assurance that there will be a remedy for breach of contract, which would have a material adverse effect on our business, assets, revenues, operating results, financial condition and prospects. For example, at least some federal courts have dismissed lawsuits seeking to enforce contracts involving the purchase or sale of regulated cannabis businesses.
The ability to grow a business with ties to cannabis operations in the United States depends on state laws pertaining to the cannabis industry.
Continued development of the regulated cannabis industry depends upon continued legislative authorization of cannabis at the state level. The status quo of, or progress in, the regulated cannabis industry is not assured and any number of factors could slow or halt further progress in this area. While there may be ample public support for legislative action permitting the manufacture and use of cannabis, numerous factors impact the legislative process. For example, many states that voted to legalize Medical-Use Cannabis and/or Adult-Use Cannabis have seen significant delays in the drafting and implementation of regulations and issuance of licenses. In addition, burdensome regulation at the state level could slow or stop further development of the regulated cannabis industry, such as limiting the medical conditions for which medical cannabis can be recommended by physicians for treatment, restricting the form in which medical cannabis can be consumed, imposing significant registration requirements on physicians and patients or imposing significant taxes on the growth, processing and/or retail sales of cannabis, which could have the impact of dampening growth for cannabis businesses and making it difficult for cannabis businesses to operate profitably in those states. Any one of these factors could slow or halt additional legislative authorization of medical and/or recreational-use cannabis, which could adversely affect Gold Flora’s business prospects.
A revised statutory and regulatory framework implemented by a newly consolidated agency; cannabis tax relief under consideration in California.
In 2021, California consolidated the three state agencies licensing and regulating commercial cannabis activity in California, merging the Bureau of Cannabis Control, CalCannabis at the California Department of Food and Agriculture, and the Manufactured Cannabis Safety Branch at the Department of Public Health into a single Department of Cannabis Control (the “DCC”) effective July 1, 2021. The DCC in turn promulgated, consolidated and streamlined regulations, adopting the bulk of these on September 29, 2021. The consolidation of the three licensing divisions, development of a unified single licensing system for future cannabis business licenses and the transition of existing licensing data has yet to occur.. Still, the enacted form of the uniform licensing protocols and regulatory clean-up as part of a short-term and longer term strategy are unknown. The foregoing changes will continue to impact the processes, procedures, administration, and generally the operations of commercial cannabis licenses in California.
Governor Newsom also announced that he is also considering tax relief and/or simplification, “It is my goal to look at tax policy to stabilize markets.” The Newsom administration, in addition to potentially adjusting tax rates, could elect to shift the responsibilities of tax collection from the final distributor to the first for cultivation, and for the retail excise tax from the distributor to the retailer. While Gold Flora Corporation closely follows the Newsom administration’s budget proposals and revisions, the legislation, regulations and regulatory and tax impact on the licenses and operations is not currently known.
Political uncertainty may have an adverse impact on our operating performance and results of operations.
General political uncertainty may have an adverse impact on our operating performance and results of operations. In particular, the United States continues to experience significant political events that cast uncertainty on global financial and economic markets, especially in light of the upcoming presidential election. It is presently unclear exactly what actions the new administration in the United States will implement, and if implemented, how these actions may impact the cannabis industry in the United States. Any actions taken by the new United States administration may have a negative impact on the United States economy and on the businesses, financial conditions, results of operations and the valuation of United States cannabis companies, including us.
Risks Related to Our Products and Services
Unfavorable publicity or consumer perception may affect the success of our business.
The legal cannabis industry in the United States is at an early stage of its development. Cannabis has been, and is expected to continue to be, a regulated substance for the foreseeable future. Consumer perceptions regarding legality, morality, consumption, safety, efficacy and quality of cannabis are mixed and evolving. Consumer perception can be significantly influenced by scientific research or findings, regulatory investigations, litigation, media attention and other publicity regarding the consumption of cannabis products. There can be no assurance that future scientific research, findings, regulatory proceedings, litigation, media attention or other research findings or publicity will be favorable to the cannabis market or any particular product, or consistent with earlier publicity. Future research reports, findings, regulatory proceedings, litigation, media attention or other publicity that are perceived as less favorable than, or that question earlier research reports, findings or publicity could have a material adverse effect on the demand for cannabis and on our business, results of operations, financial condition and cash flows. Further, adverse publicity, reports or other media attention regarding cannabis in general, or associating the consumption of cannabis with illness or other negative effects or events, could have such a material adverse effect.
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
The ability to gain and increase market acceptance of our products may require us to establish and maintain our brand name and reputation. In order to do so, substantial expenditures on product development, strategic relationships and marketing initiatives may be required. There can be no assurance that these initiatives will be successful and their failure may have an adverse effect on us.
Further, a shift in public opinion may also result in a significant influence over the regulation of the cannabis industry in the United States or elsewhere. A negative shift in the perception of the public with respect to cannabis in the United States or any other applicable jurisdiction could affect future legislation or regulation. Among other things, such a shift could cause state jurisdictions to abandon initiatives or proposals to legalize Adult-Use Cannabis, thereby limiting the number of new state jurisdictions into which Gold Flora Corporation could expand. Any inability to fully implement our expansion strategy may have a material adverse effect on our business, financial condition and results of operations.
Recent medical alerts by the Centers for Disease Control and Prevention (the “CDC”) and state health agencies on vaping related illness and issues directly related to cannabis consumption could potentially create an inability to fully implement the expansion strategy or could restrict the products which we sell at our existing operations, and which may have a material adverse effect on the business, results of operations or prospects

We face competition from the illegal cannabis market.
We face competition from illegal dispensaries and the illegal market that is unlicensed and unregulated, and that are selling cannabis and cannabis products, including products with higher concentrations of active ingredients, using flavors or other additives or engaging in advertising and promotion activities that we are not permitted to use. As these illegal market participants do not comply with the regulations governing the cannabis industry, their operations may also have significantly lower costs. The illegal cannabis market within California and other markets across the United States continues to thrive. The perpetuation of the illegal market for cannabis may have a material adverse effect on our business, results of operations, as well as the perception of cannabis use.
Certain events or developments in the regulated cannabis industry generally and social media may impact our reputation.
The increased use of social media and other web-based tools used to generate, publish and discuss user-generated content and to connect with other users has made it increasingly easier for individuals and groups to communicate and share opinions and views in regard to issuers and their activities, whether true or not and the cannabis industry in general, whether true or not. Negative posts or comments about us or our properties on any social networking website could damage our reputation. In addition, employees or others might disclose non-public sensitive information relating to our business through external media channels. The continuing evolution of social media will present us with new challenges and risks.

We do not ultimately have direct control over how we specifically, or the cannabis industry generally, is perceived by others. Reputation loss may result in decreased investor confidence, increased challenges in developing and maintaining community relations and an impediment to our overall ability to advance our business strategy and realize on our growth prospects.
Significant failure or deterioration of our quality control systems may adversely impact us.
The quality and safety of our products are critical to the success of our business and operations. As such, it is imperative that our quality control systems operate effectively and successfully. Quality control systems can be negatively impacted by the design of the quality control systems, the quality training program, and adherence by employees to quality control guidelines. Although we strive to ensure that we and any of our service providers have implemented and adhere to high caliber quality control systems, any significant failure or deterioration of such quality control systems could have a material adverse effect on our business, financial condition, results of operations or prospects.
Service providers could suspend or withdraw service, which could adversely affect our business.
As a result of any adverse change to the approach in enforcement of U.S. cannabis laws, adverse regulatory or political changes, additional scrutiny by regulatory authorities, adverse changes in the public perception in respect of the consumption of cannabis or otherwise, our third-party service providers could suspend or withdraw their services, which may have a material adverse effect on our business, revenues, operating results, financial condition or prospects. In this regard, on July 19, 2021, TPCO announced the launch of an updated Caliva app available through the Apple App Store, which allows California-based consumers to make cannabis purchases through the app and to receive rewards through its integrated loyalty program, Caliva CLUB. Previously, Apple had not allowed in-app cannabis purchases on apps sold through the Apple App Store. There can be no assurance that Apple will not change its policy and disallow in-app cannabis purchases, which would adversely affect our business.
We may be subject to product liability claims.
We manufacture, process and/or distribute products designed to be ingested by humans, and therefore face an inherent risk of exposure to product liability claims, regulatory action and litigation if products are alleged to have caused significant loss or injury. In addition, the manufacture and sale of cannabis products involve the risk of injury to consumers due to tampering by unauthorized third parties or product contamination. Previously unknown adverse reactions resulting from human consumption of cannabis products alone or in combination with other medications or substances could occur. We may be subject to various product liability claims, including, among others, that the products produced by us caused injury or illness, include inadequate instructions for use, or include inadequate warnings concerning possible side effects or interactions with other substances. A product liability claim or regulatory action could result in increased costs, could adversely affect our reputation of and could have a material adverse effect on our business, results of operations and financial condition. There can be no assurances that product liability insurance will be obtained or maintained on acceptable terms or with adequate coverage against potential liabilities.
We may be subject to product recalls.
Cultivators, manufacturers and distributors of products are sometimes subject to the recall or return of their products for a variety of reasons, including product defects, such as contamination, unintended harmful side effects or interactions with other substances, packaging safety and inadequate or inaccurate labeling disclosure. If any of the products produced or sold by us are recalled due to an alleged product defect or for any other reason, we could be required to incur the unexpected expense of the recall and any legal proceedings that might arise in connection with the recall and may lose a significant amount of sales and may not be able to replace those sales at an acceptable margin or at all. Additionally, if one of the products produced by us were subject to recall, the image of that product and us could be harmed. A recall for any of the foregoing reasons could lead to decreased demand for products produced by us and could have a material adverse effect on our business, results of operations and financial condition.

We are subject to risks inherent in an agricultural business.
Medical-Use Cannabis and Adult-Use Cannabis is an agricultural product. There are risks inherent in the cultivation business, such as insects, plant diseases and similar agricultural risks. Although our products are usually grown indoors under climate-controlled conditions, with conditions monitored, there can be no assurance that natural elements will not have a material adverse effect on the production of our products and, consequentially, on our business, financial condition and operating results.
We may be vulnerable to rising energy costs and an increase in volatility in energy prices may adversely affect our business and results of operations.
Cannabis growing operations consume considerable energy, making us potentially vulnerable to rising energy costs and/or the availability of stable energy sources. Rising or volatile energy costs or the inability to access stable energy sources may adversely impact our business, results of operations, financial condition or prospects.
We are reliant on key inputs.
The cannabis business is dependent on a number of key inputs and their related costs including raw materials and supplies related to growing operations, as well as electricity, water and other local utilities. Any significant interruption or negative change in the availability or economics of the supply chain for key inputs, including as a result of additional outbreaks of future pandemics, could materially impact our business, financial condition, results of operations or prospects. In this regard, California, where all of our growing operations are located, experienced droughts in 2021 and 2022, and may experience droughts in the future, which may increase its costs and adversely affect our growing operations. Some of these inputs may only be available from a single supplier or a limited group of suppliers. If a sole source supplier was to go out of business, we might be unable to find a replacement for such source in a timely manner or at all. If a sole source supplier were to be acquired by a competitor, that competitor may elect not to sell to us in the future. Any inability to secure a replacement for such source in a timely manner or at all could have a material adverse effect on our business, financial condition, results of operations or prospects.
The pricing of raw materials used in our products and some of its products can be extremely volatile, which may have a material adverse effect on our financial results.
We purchase and sell certain raw materials. The pricing of these raw materials has been extremely volatile. This volatility may be disruptive to our supply chain and have an adverse effect on our financial results.
We may be subject to the risk of competition from synthetic production and technological advances.
The pharmaceutical industry may attempt to dominate the cannabis industry, through the development and distribution of synthetic products which emulate the effects and treatment of organic cannabis. If they are successful, the widespread popularity of such synthetic products could change the demand, volume and profitability of the cannabis industry. This could materially adversely affect our ability to secure long-term profitability and success through the sustainable and profitable operation of our business.
Results of future clinical research may negatively impact the cannabis industry.
Research in the U.S. and internationally regarding the medical benefits, viability, safety, efficacy, dosing and social acceptance of cannabis or isolated cannabinoids (such as CBD and THC), and associated terpenoids remains in early stages. There have been relatively few clinical trials on the benefits of cannabis or isolated cannabinoids (such as CBD and THC). Although we believe that the articles, reports and studies support our beliefs regarding the medical benefits, viability, safety, risks, efficacy, dosing and social acceptance of cannabis, future basic research and clinical trials may prove such statements to be incorrect, or could raise concerns regarding, and perceptions relating to, cannabis. Future research studies and clinical trials may reach negative conclusions regarding the medical benefits, viability, safety, efficacy, dosing, social acceptance or other facts and perceptions related to cannabis, which could have a material adverse effect on the demand for our products with the potential to lead to a material adverse effect on our business, financial condition, results of operations or prospects.
Controversy surrounding vaporizers and vaporizer products may materially and adversely affect the market for vaporizer products and expose us to litigation and additional regulation.
Vaporizers and related products were recently developed and therefore the scientific or medical communities have had a limited period of time to study the long-term health effects of their use. Currently, there is limited scientific or medical data on the safety of such products for their intended use and the medical community is still studying the health effects of the use of such products, including the long-term health effects. If a consensus were to develop among the scientific or medical community that the use of any or all of these products pose long-term health risks, market demand for these products and their use could materially decline. Such a development could also lead to litigation, reputational harm and significant regulation. Loss of demand for our products, product liability claims and increased regulation stemming from unfavorable scientific studies on vaporizer products could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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

This controversy could well extend to non-nicotine vaporizer devices and other product formats. Any such extension could materially and adversely affect our business, financial condition, operating results, liquidity, cash flow and operational performance. Litigation pertaining to vaporizer products is accelerating and that litigation could potentially expand to include our products, which would materially and adversely affect our business, financial condition, operating results, liquidity, cash flow and operational performance.
Other Regulatory Risks
We may have to pay back funds borrowed under the Paycheck Protection Program (“PPP”).
During 2020, Gold Flora Corporation participated in the Paycheck Protection Program as a part of the Coronavirus Aid, Relief and Economic Securities Act (“Cares Act”) which, in part, provides loans for qualifying businesses with the proceeds to be used for payroll costs, rent, utilities, and interest on other debt obligations. Gold Flora, LLC, through certain of its subsidiaries, borrowed approximately $1 million under the Cares Act. At the time Gold Flora Corporation borrowed funds under the Cares Act it received guidance that it was eligible to participate in the program. Subsequent to the receipt of funds, it was determined that the applicable Gold Flora entities may not have been eligible to participate in the program. The PPP loans have been forgiven, but we are in the process of evaluating options regarding the PPP loans, which could include repaying the PPP loans. Any potential penalties in addition to the potential repayment of the forgiven PPP loans could negatively impact our business, financial condition and results of operations and prospects.
We may be subject to environmental regulations and risks.
Our operations are subject to environmental regulation in the jurisdictions in which we operate. These regulations mandate, among other things, the maintenance of air and water quality standards and land reclamation. They also set forth limitations on the generation, transportation, storage and disposal of solid and hazardous waste. Environmental legislation is evolving in a manner which will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors (or the equivalent thereof) and employees. There is no assurance that future changes in environmental regulation, if any, will not adversely affect our operations.
Government approvals and permits are currently, and may in the future, be required in connection with our operations. To the extent such approvals are required and not obtained, we may be curtailed or prohibited from our current or proposed production, manufacturing or sale of cannabis or from proceeding with the development of its operations as currently proposed. States mandate unique inventory tracking requirements and systems which may present implementation and adherence challenges for operators, such as California’s METRC track and trace inventory system, which requires integration with other systems and suffers frequent outages.
Failure to comply with applicable laws, regulations and permitting requirements may result in enforcement actions thereunder, including orders issued by regulatory or judicial authorities causing operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment, or remedial actions. We may be required to compensate those suffering loss or damage by reason of our operations and may have civil or criminal fines or penalties imposed for violations of applicable laws or regulations.
Amendments to current laws, regulations and permits governing the production or manufacturing of cannabis, or more stringent implementation thereof, could have a material adverse impact on us and cause increases in expenses, capital expenditures or production or manufacturing costs or reduction in levels of production or manufacturing or require abandonment or delays in development.
We may be subject to constraints on the marketing of our products.
The development of our business and operating results may be hindered by applicable restrictions on sales and marketing activities imposed by government regulatory bodies. The regulatory environment in the United States limits companies’ abilities to compete for market share in a manner similar to other industries. If we are unable to effectively market our products and compete for market share, or if the costs of compliance with government legislation and regulation cannot be absorbed through increased selling prices for our products, our sales and results of operations could be adversely affected.
Risks Relating to Our Business Structure
We are reliant on our management team.
Our success is dependent upon the ability, expertise, judgment, discretion and good faith of our senior management, including Laurie Holcomb, our CEO, and Marshall Minor, our CFO. While employment agreements or management agreements and equity incentives that vest over time are customarily used as a primary method of retaining the services of key employees, these agreements and equity incentives cannot assure the continued services of such employees. Any loss of the services of such individuals could have a material adverse effect on Gold Flora Corporation’s business, operating results, financial condition or prospects.
Gold Flora Corporation is a holding company.
Gold Flora Corporation is a holding company and essentially all of our assets, constitute the capital stock (including as applicable membership interests in) of our subsidiaries . As a result, investors are subject to the risks attributable to our subsidiaries. As a holding company, we will conduct substantially all of our business through subsidiaries, which generate substantially all of our revenues. Consequently, our cash flows and ability to complete current or desirable future opportunities are dependent on the earnings of our subsidiaries and the distribution of those earnings to Gold Flora Corporation. The ability of these entities to pay dividends and other distributions depends on their operating results and is subject to applicable laws and regulations, which require that solvency and capital standards be maintained by such subsidiaries and contractual restrictions are contained in the instruments governing their debt. In the event of a bankruptcy, liquidation or reorganization of any of our material subsidiaries, holders of indebtedness and trade creditors may be entitled to payment of their claims from the assets of those subsidiaries before Gold Flora Corporation.
General Risks
There is a limited market for our securities.
Our Common Stock and the outstanding warrants are listed on Cboe Canada. However, there can be no assurance that an active and liquid market for our Common Stock or our warrants will develop or be maintained and an investor may find it difficult to resell any of our securities. The daily average trading volume and price of our Common Stock and warrants has historically been extremely volatile. It is likely that such volatility, and therefore risk to our investors, will continue.
Any equity financings or acquisitions that we undertake may dilute the interests of our stockholders and potentially depress the price of our Common Stock.
If we raise additional capital through the issuance of equity securities (including securities convertible or exchangeable into equity securities) or complete an acquisition or merger by issuing additional equity securities, such issuance may substantially dilute the interests of our stockholders and reduce the value of their investment. As of December 31, 2023, there were 287,478,982 shares of our Common Stock outstanding, and our certificate of incorporation provides that a total 450,000,000 shares of our Common Stock may be issued. Our board of directors (the “Board”) has the discretion to determine the price and the terms of issue of future issuances. Moreover, additional shares of our Common Stock may be issued upon the exercise or vesting of awards under the Gold Flora Corporation 2023 Equity Incentive Plan (the "Gold Flora EIP") and upon the exercise of our outstanding Warrants.The market price of our Common Stock could decline as a result of issuances of new shares or sales of our Common Stock in the market or the perception that such sales could occur. Sales by our stockholders might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate.
There is no guarantee that the our warrants will ever be in-the-money, and our warrants may expire worthless.

Our warrants became exercisable on March 22, 2021 at an exercise price of US$11.50 per share of Common Stock and expire on January 15, 2026. To the extent that any warrants are exercised, additional shares of Common Stock will be issued, which will result in dilution to the then-existing holders of Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the market price of our Common Stock. There is no guarantee that such warrants will ever be in-the-money prior to their expiration, and as such, the warrants may expire worthless.
Financial reporting obligations of being a public company in Canada and the United States are expensive and time-consuming, and our management will be required to devote substantial time to compliance matters.
As a public company with securities listed on the Cboe Canada, we are subject to the reporting requirements of applicable securities rules and regulations of Canadian securities regulators and other requirements in Canada. Complying with these rules and regulations increases our legal and financial compliance costs, makes some activities more difficult, time-consuming and costly, and increases demand on our systems and resources. In addition, the obligations of being a public company in the United States require significant expenditures and place significant demands on our management and other personnel, including costs resulting from public company reporting obligations under the Exchange Act and the rules and regulations regarding corporate governance practices, including those under the Sarbanes-Oxley Act of 2002, as amended (“Sarbanes-Oxley”) and the Dodd-Frank Wall Street Reform and Consumer Protection Act. These rules require the establishment and maintenance of effective disclosure controls and procedures and internal control over financial reporting among many other complex rules that are often difficult to implement, monitor and maintain compliance with. Moreover, despite recent reforms made possible by the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), the reporting requirements, rules and regulations will make some activities more time-consuming and costly, particularly after we are no longer deemed an “emerging growth company” or a “smaller reporting company.” In addition, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. Our management and other personnel will need to devote a substantial amount of time to ensure that we comply with all of these requirements and to keep pace with new regulations, otherwise we may fall out of compliance and risk becoming subject to litigation, among other potential problems. Compliance with these rules and regulations could also make it more difficult for us to attract and retain qualified members of our Board.
TPCO previously identified a material weakness in its internal control over financial reporting. If we fail to comply with the rules under Sarbanes-Oxley related to accounting controls in the future, or if we discover further material weaknesses or other deficiencies in our internal control over financial reporting or we fail to maintain effective disclosure controls and procedures, the price of our Common Stock could decline, which would make raising capital could be more difficult.
Pursuant to Rule 13a-15(c) under the Exchange Act, we are required to conduct annual management assessments of the effectiveness of our internal control over financial reporting. In addition, pursuant to Rule 13a-15(b) under the Exchange Act, we are required to evaluate the effectiveness of our disclosure controls and procedures each quarter.
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
Despite the efforts TPCO has undertaken, it had not remediated this material weakness as of June 30, 2023. We cannot make assurances that the additional measures its expect to take in the future will be sufficient to remediate the material weakness originally identified by TPCO or avoid the identification of additional material weaknesses in the future. If the steps we take do not remediate the material weakness in a timely manner, there could continue to be a reasonable possibility that this material weakness or other control deficiencies could result in a material misstatement of our annual or interim financial statements that would not be prevented or detected on a timely basis, which could in turn cause our stock price to decline significantly and make raising capital more difficult. If we fail to remediate this material weakness, identify future material weaknesses in our internal control over financial reporting or fail to meet the demands placed on us as a public company, including the requirements of Sarbanes-Oxley, we may be unable to accurately report our financial results or report them within the timeframes required by law or stock exchange regulations. Failure to comply with Section 404 of Sarbanes-Oxley could also potentially subject us to sanctions or investigations by the SEC or other regulatory authorities. If additional material weaknesses exist or are discovered in the future, and we are unable to remediate any such material weakness, our reputation, results of operations and financial condition could suffer.
We face risks associated with recent or future acquisitions.
Prior to the Business Combination, as part of Gold Flora LLC’s overall business strategy, Gold Flora LLC completed its acquisitions of Captain Kirk Services Inc., including its core retail outlet, Airfield Supply, Higher Level of Care Seaside, Inc. and Higher Level of Care Hollister, Inc. . In addition, TPCO completed its acquisition of 100% of the equity of Coastal Holding Company, LLC, a California retail dispensary and delivery operator. We intend to pursue strategic acquisitions which could provide additional product offerings, integrations, additional industry expertise or a stronger industry presence in both existing and new jurisdictions. The integration of recent or future acquisitions may not result in the realization of the full benefits of the revenue, profit and cost synergies that we expected at the time or currently expect within the anticipated time frame or at all. Moreover, we may incur substantial expenses or unforeseen liabilities in connection with the integration of acquired businesses. Recent and future acquisitions may expose us to potential risks, including risks associated with: (i) the integration of new operations, services and personnel; (ii) unforeseen or hidden liabilities; (iii) the diversion of resources from our existing interests and business; (iv) potential inability to generate sufficient revenue to offset new costs; (v) the expenses of acquisitions; or (vi) the potential loss of or harm to relationships with both employees and existing users resulting from our integration of new businesses. In addition, any proposed acquisitions may be subject to regulatory approval.
We may invest in cannabis companies, including pre-revenue companies, that may not be able to meet anticipated revenue targets in the future.
We may make investments in companies with no significant sources of operating cash flow and no revenue from operations. Investments in such companies will be subject to risks and uncertainties that new companies with no operating history may face. In particular, there is a risk that our investment in these pre-revenue companies will not be able to meet anticipated revenue targets or will generate no revenue at all. The risk is that underperforming pre-revenue companies may lead to these businesses failing, which could have a material adverse effect on our business, prospects, revenue, results of operation and financial condition.
We may not be able to achieve sustainable revenues and profitable operations.
Our ability to carry out and implement our planned business objectives and strategies may be dependent upon, among other things, our ability to achieve sustainable revenues and profitable operations. There can be no assurance that we will be able to generate positive cash flow from our operations in the future, that additional capital or other types of financing will be available when needed, or that these financings will be on terms favorable to us. If we are unable to maintain positive cash flow from operations, our ability to carry out and implement our planned business objectives and strategies may be significantly delayed, limited, or may not occur.
Financial projections may prove materially inaccurate or incorrect.
We do not currently provide any financial guidance or projections. We may elect to provide financial projections in the future. Any of our financial estimates, projections and other forward-looking information or statements were prepared by us without the benefit of reliable historical industry information or other information customarily used in preparing such estimates, projections and other forward-looking information or statements. Such forward-looking information or statements are based on assumptions of future events that may or may not occur. Investors should inquire of us and become familiar with the assumptions underlying any estimates, projections or other forward-looking information or statements. Projections are inherently subject to varying degrees of uncertainty and their achievability depends on the timing and probability of a complex series of future events. There is no assurance that the assumptions upon which these projections are based will be realized. Accordingly, investors should not rely on any projections to indicate the actual results we might achieve.

There can be no assurance that our strategic alliances or expansions of scope of existing relationships will have a beneficial impact on our business, financial condition and results of operations.
We may enter into strategic alliances and partnerships with third parties that we believe will complement or augment our business. Our ability to complete strategic alliances is dependent upon, and may be limited by, the availability of suitable candidates and capital. In addition, strategic alliances could present unforeseen integration obstacles or costs, may not enhance our business and may involve risks that could adversely affect us, including significant amounts of management time that may be diverted from operations in order to pursue and complete such transactions or maintain such strategic alliances. Future strategic alliances could result in the incurrence of additional debt, costs and contingent liabilities, and there can be no assurance that such strategic alliances will achieve the expected benefits to our business. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.
Competition in the cannabis industry is intense and increased competition by larger and better-financed competitors could materially and adversely affect our business, financial condition and results of operations.
We will face intense competition from other companies, some of which can be expected to have longer operating histories and more financial resources and experience than we do. Increased competition by larger and better financed competitors could materially and adversely affect our business, financial condition, results of operations or prospects. Because of the early stage of the industry in which we operate, we expect to face additional competition from new entrants. To become and remain competitive, we will require research and development, marketing, sales and support. We may not have sufficient resources to maintain research and development, marketing, sales and support efforts on a competitive basis which could materially and adversely affect our business, financial condition, results of operations or prospects.
We are dependent on equipment and skilled labor.
Our ability to compete and grow will be dependent on having access, at a reasonable cost and in a timely manner, to skilled labor, equipment, parts and components. No assurances can be given that we will be successful in maintaining our required supply of skilled labor, equipment and parts and components. It is also possible that the final costs of the major equipment contemplated by our capital expenditure plans may be significantly greater than anticipated by our management, and may be greater than the funds available to us, in which circumstance we may curtail, or extend the timeframes for completing, our capital expenditure plans. This could have an adverse effect on our business, financial condition, results of operations or prospects.
The cannabis industry is difficult to forecast.
We must rely largely on our own market research to forecast sales as detailed forecasts are not generally obtainable from other sources at this early stage of the industry. The California cannabis industry experienced an unprecedented decline in the average price per pound of cannabis biomass throughout 2022, making historical data less reliable. Furthermore, mergers and acquisitions, which represent a material portion of our strategy, are particularly difficult to forecast. If our forecasts are not accurate as a result of competition, biomass commoditization, integration, deal-execution, technological change, change in the regulatory or legal landscape, change in consumer behavior, or other factors, our business, results of operations, financial condition or prospects may be adversely affected. See “General Risk Factors – Financial projections may prove material inaccurate or incorrect”.
We may be subject to the risk of litigation.
We are a party to litigation from time to time in the ordinary course of business which could adversely affect our business. Should any litigation in which we become involved be determined against us, such a decision could adversely affect our ability to continue operating. Even if we are involved in litigation and win, litigation can redirect significant company resources. Litigation may also create a negative perception of our brand.
We may be subject to risks related to information technology systems, including cyber-attacks.
Our operations depend, in part, on how well we and our suppliers protect networks, equipment, information technology systems and software against damage from a number of threats, including, but not limited to, cable cuts, damage to physical plants, natural disasters, intentional damage and destruction, fire, power loss, ransomware, hacking, computer viruses, vandalism and theft. Our operations also depend on the timely maintenance, upgrade and replacement of networks, equipment, information technology systems and software, as well as pre-emptive expenses to mitigate the risks of failures. Any of these and other events could result in information system failures, delays, theft and/or increase in capital expenses. The failure of information systems or a component of information systems could, depending on the nature of any such failure, adversely impact our reputation and results of operations. We have not experienced any material losses to date relating to cyber-attacks or other information security breaches, but there can be no assurance that we will not incur such losses in the future. Our risk and exposure to these matters cannot be fully mitigated because of, among other things, the evolving nature of these threats. As a result, cyber security and the continued development and enhancement of controls, processes and practices designed to protect systems, computers, software, data and networks from attack, damage or unauthorized access is a priority. As cyber threats continue to evolve, we may be required to expend additional resources to continue to modify or enhance protective measures or to investigate and remediate any security vulnerabilities.
We may be subject to risks related to security breaches.
Given the nature of our products and the lack of legal availability outside of channels approved by the United States federal government, as well as the concentration of inventory in its facilities, and despite meeting or exceeding all legislative security requirements, there remains a risk of shrinkage as well as theft. A security breach at one of our facilities could expose us to additional liability and to potentially costly litigation, increase expenses relating to the resolution and future prevention of these breaches and may deter potential customers from choosing our products. In addition, we collect and store personal information about its customers and are responsible for protecting that information from privacy breaches. A privacy breach may occur through procedural or process failure, information technology malfunction, or deliberate unauthorized intrusions. Theft of data for competitive purposes, particularly customer lists and preferences, is an ongoing risk whether perpetrated by employee collusion or negligence or through deliberate cyber-attack. Any such theft or privacy breach would have a material adverse effect on our business, financial condition, results of operations and prospects.
We may be subject to intellectual property risks.
We have certain proprietary intellectual property, including but not limited to brands, trademarks, trade names, copyright protected materials, trade secrets, and proprietary and/or confidential processes and know-how. We will rely on this intellectual property, know-how and other proprietary information, and require employees, consultants, partners and suppliers to sign confidentiality agreements as appropriate. However, confidentiality agreements may be breached, and our remedies under law may not have the effect of fully mitigating or preventing damage stemming from a breach. Furthermore, we may enter into agreements to license our intellectual property with third parties in states where we currently do not operate. In such instances, we will be reliant on third-party licensees to comply with trademark guidelines and otherwise be diligent stewards of our intellectual property. Third party licensees may not protect our intellectual property against counterfeit copies of our brands or trademarks, for example.
Absent of breach, third parties may independently develop substantially equivalent proprietary information without infringing upon any proprietary technology. Third parties may otherwise gain access to our proprietary information and adopt it in a competitive manner. Any loss of intellectual property protection may have a material adverse effect on our business, results of operations or prospects.
As long as cannabis remains illegal under U.S. federal law as a Schedule I controlled substance pursuant to the CSA, the benefit of certain U.S. federal laws and protections which may be available to most businesses, such as federal trademark protection regarding the intellectual property of a business, may not be available to us. For example, in the United States, registered federal trademark protection is only available for goods and services that can be lawfully used in interstate commerce; the U.S. Patent and Trademark Office is not currently approving any trademark applications for cannabis, or certain goods containing U.S. hemp-derived CBD (such as dietary supplements and food) until the FDA and the USDA provide clearer guidance on the regulation of such products. As a result, our intellectual property may not be adequately or sufficiently protected against the use or misappropriation by third parties. In addition, since the regulatory framework of the cannabis industry is in a constant state of flux, we can provide no assurance that we will obtain any protection of its intellectual property, whether on a federal, provincial, state or local level, despite its efforts to so do. While many states do offer the ability to protect and register trademarks independent of the federal government, and courts have recognized the legal validity of common law rights in cannabis-business trademarks, such common law rights and state-registered trademarks provide a lower degree of protection than would federally registered marks as the rights provided are state-by-state and not nationwide and are dependent on use rather than intent to use.
Our intellectual property rights may be invalid or unenforceable under applicable laws, and we may be unable to have issued or registered, and unable to enforce, our intellectual property rights.
The laws and positions of intellectual property offices administering such laws regarding intellectual property rights relating to cannabis and cannabis-related products are constantly evolving, and there is uncertainty regarding which countries will permit the filing, prosecution, issuance, registration and enforcement of intellectual property rights relating to cannabis and cannabis-related products. Our ability to obtain registered trademark protection for cannabis and cannabis-related goods and services (including hemp and hemp-related goods and services), may be limited in certain countries, including the United States, where registered federal trademark protection is currently unavailable for trademarks covering the sale of cannabis products or certain goods containing U.S. hemp-derived CBD (such as dietary supplements and foods) until the FDA provides clearer guidance on the regulation of such products. Accordingly, our ability to obtain intellectual property rights or enforce intellectual property rights against third-party uses of similar trademarks may be limited.
Moreover, in any infringement proceeding, some or all of our current or future trademarks, patents or other intellectual property rights or other proprietary know-how, or arrangements or agreements seeking to protect the same for our benefit, may be found invalid, unenforceable, anti-competitive or not infringed. An adverse result in any litigation or defense proceedings could put one or more of our current or future trademarks, patents or other intellectual property rights at risk of being invalidated or interpreted narrowly and could put existing intellectual property applications at risk of not being issued. Any or all of these events could materially and adversely affect our business, financial condition and results of operations.
We may be subject to allegations that we are in violation of third-party intellectual property rights, and we may be found to infringe third-party intellectual property rights, possibly without the ability to obtain licenses necessary to use such third-party intellectual property rights.
Other parties may claim that our products infringe on their intellectual property rights, including with respect to patents, and operation of our business, including the development, manufacture and sale of our goods and services, may be found to infringe third-party intellectual property rights. There is a risk that we are infringing the proprietary rights of third parties because numerous United States and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields that are the focus of our business, and which may cover the development, manufacturing, sale or use of our products, processes or other aspects of our business operations. Others might have been the first to make the inventions covered by each of its pending patent applications and/or might have been the first to file patent applications for these inventions. In addition, because patent applications take many months to publish and patent applications can take many years to issue, there may be currently pending applications, unknown to us, which may later result in issued patents that cover the production, manufacture, synthesis, commercialization, formulation or use of our products. As a result, there may be currently pending patent applications, some of which may still be confidential, that may later result in issued patents that our products or processes may infringe. In addition, the production, manufacture, synthesis, commercialization, formulation or use of our products may infringe existing patents of which we are not aware. In addition, third parties may obtain patents in the future and claim that use of our inventions, trade secrets, technical know-how and proprietary information, or the manufacture, use or sale of its products infringes upon those patents. Third parties may also claim that our use of our trademarks infringes upon their trademark rights.
Defending ourselves against third-party claims, including litigation in particular, would be costly and time consuming and would divert management’s attention from our business, which could lead to delays in our business plan. Such claims, whether or not meritorious, may result in the expenditure of significant financial and managerial resources, legal fees, result in injunctions, temporary restraining orders, other equitable relief, and/or require the payment of damages, any or all of which may have an adverse impact on our business. If third parties are successful in their claims, we might have to pay substantial damages or take other actions that are adverse to our business. In addition, we may need to obtain licenses from third parties who allege that we have infringed on their lawful rights. Such licenses may not be available on terms acceptable to us, and we may be unable to obtain any licenses or other necessary or useful rights under third-party intellectual property.
We receive licenses to use some third-party intellectual property rights, and the failure of the owner of such intellectual property to properly maintain or enforce the intellectual property underlying such licenses, or our inability to maintain such licenses, could have a material adverse effect on our business, financial condition and performance.
We are a party to licenses granted by third parties, including the certain brands and trademarks, that give us rights to use third-party intellectual property that is necessary or useful to our business. Our success will depend, in part, on the ability of the applicable licensor to maintain and enforce its licensed intellectual property against other third parties, particularly intellectual property rights to which we have secured exclusive rights. Without protection for the intellectual property we have licensed, other companies might be able to offer substantially similar products for sale, or utilize substantially similar processes, any of which could have a material adverse effect on our business, financial condition and results of operations.
Any of our licensors may allege that we have breached our license agreements with those licensors, whether with or without merit, and accordingly seek to terminate our applicable licenses. If successful, this could result in our loss of the right to use applicable licensed intellectual property, which could adversely affect our ability to develop our products or services, as well as have a material adverse effect on its business, financial condition and results of operations.
Any of these outcomes could impair our ability to prevent competition from third parties, which could materially and adversely affect our business, financial condition and results of operations.
We may be subject to the risks associated with fraudulent or illegal activity by our employees, contractors and consultants.
We are exposed to the risk that our employees, independent contractors and consultants may engage in fraudulent or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent unauthorized conduct that violates: (i) government regulations, including regulations of the DCC; (ii) manufacturing standards; (iii) federal, state and provincial healthcare fraud and abuse laws and regulations; (iv) laws that require the true, complete and accurate reporting of financial information or data; or (v) contractual arrangements, including confidentiality requirements. It may not always be possible for us to identify and deter misconduct by its employees and other third parties, and the precautions taken by us to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with applicable laws or regulations or contractual requirements. If any such actions are instituted against us, and it is not successful in defending itself or asserting its rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could have a material adverse effect on our business, financial condition, results of operations or prospects.
We may be subject to risks related to high bonding and insurance coverage.
There is a risk that a greater number of state regulatory agencies will begin requiring entities engaged in certain aspects of the business or industry of legal cannabis to post a bond or significant fees when, for example, applying for a dispensary license or renewal as a guarantee of payment of sales and franchise tax. We are not able to quantify at this time the potential scope for such bonds or fees in the states in which it currently or may in the future operate. Any bonds or fees of material amounts could have a negative impact on the ultimate success of our business. Our business is subject to a number of risks and hazards generally, including adverse environmental conditions (such as droughts), accidents, labor disputes and changes in the regulatory environment. Such occurrences could result in damage to assets, personal injury or death, environmental damage, delays in operations, monetary losses and possible legal liability. Although we maintain insurance to protect against certain risks in such amounts as it considers to be reasonable, insurance does not cover all the potential risks associated with our operations. We may also be unable to maintain insurance to cover these risks at economically feasible premiums. Insurance coverage may not continue to be available or may not be adequate to cover any resulting liability. Moreover, insurance against risks such as environmental pollution or other hazards encountered in our operations is not generally available on acceptable terms. We might also become subject to liability for pollution, fire, explosion or other hazards which it may not be insured against or which we may elect not to insure against because of premium costs or other reasons. Losses from these events may cause us to incur significant costs that could have a material adverse effect upon our business, results of operations, financial condition or prospects.

Global financial conditions and future economic shocks may impair our financial condition.
Future economic shocks may be precipitated by a number of causes, including a rise in the price of oil, geopolitical instability, pandemics or outbreaks of new infectious diseases or viruses and natural disasters. Any sudden or rapid destabilization of global economic conditions, including the recent bank failures, could impact our ability to obtain equity or debt financing in the future on terms favorable to us, or at all. Additionally, any such occurrence could cause decreases in asset values that are deemed to be other than temporary, which may result in impairment losses. In such an event, our operations and financial condition could be adversely impacted.
Furthermore, general market, political and economic conditions, including, for example, inflation, interest and currency exchange rates, structural changes in the cannabis industry, supply and demand for commodities, political developments, legislative or regulatory changes, social or labor unrest and stock market trends will affect our operating environment and its operating costs and profit margins and the price of our securities. Any negative events in the global economy could have a material adverse effect on our business, financial condition, results of operations or prospects.
Our operations may be adversely affected by changes in the economic environment, including the rise in inflation, an economic slowdown and impacts from recent bank failures.
Our operations could be affected by the economic environment in which it operates should the unemployment level, interest rates or inflation reach levels that influence consumer trends and, consequently, impact our sales and profitability.
We have experienced inflationary impacts on key production inputs, wages and other costs of labor, equipment, services, and other business expenses. Commodity prices in particular have risen significantly over the past year. Inflation and its negative impacts could escalate in future periods.
We may not be able to include these additional costs in the prices of the products we sell. As a result, inflation may have a material adverse effect on our results of operations and financial condition.
Management of growth may prove to be difficult.
We may be subject to growth-related risks including capacity constraints and pressure on our internal systems and controls. Our ability to manage growth effectively will require us to continue to implement and improve our operational and financial systems and to expand, train and manage our employee base. Our inability to deal with this growth may have a material adverse effect on our business, financial condition, results of operations or prospects.
We do not intend to pay dividends on our Common Stock. Thus, any returns will be limited to increases, if any, in the value of our Common Stock.
We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Any future determination to declare dividends will be made at the discretion of our Board and will depend on, among other factors, our financial condition, operating results, capital requirements, general business conditions and other factors that our Board may deem relevant. Any return to stockholders will therefore be limited to the appreciation in the value of their shares of Common Stock, if any.
If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about us or our business, the Common Stock trading price and volume could decline.
The trading market for the our Common Stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If securities or industry analysts do not provide coverage on us, the trading price for our Common Stock could be negatively impacted. Additionally, if one or more of the analysts who cover us downgrade our Common Stock or publish inaccurate or unfavorable research about our business, the trading price of our Common Stock may decline.
We may be subject to international or additional state regulatory risks upon an examination.
While we currently have no plans to expand internationally, we may in the future and, as a result, we would become further subject to the laws and regulations of (as well as international treaties among) the foreign jurisdictions in which we operate or import or export products or materials, including the requirement to obtain all requisite regulatory approvals. In addition, we may avail ourselves of proposed legislative changes in certain jurisdictions to expand our product portfolio outside of the state of California, which expansion may include business and regulatory compliance risks as yet undetermined. We cannot currently predict the impact of the compliance regime that governmental authorities may implement to regulate the Adult-Use Cannabis or Medical-Use Cannabis industry. Similarly, if we expand within the U.S. or internationally, we may not be able to predict the timing requirements necessary to secure all appropriate regulatory approvals for our products.
Failure by us to comply with the current or evolving regulatory framework in any jurisdiction could have a material adverse effect on our business, financial condition and results of operations. There is the possibility that any such international jurisdiction or state could determine that we were not or are not compliant with applicable local regulations. If our sales or operations were found to be in violation of such international regulations we may be subject to enforcement actions in such jurisdictions including, but not limited to civil and criminal penalties, damages, fines, the curtailment or restructuring of our operations or asset seizures and the denial of regulatory applications.

The market price of our Common Stock may be highly volatile.
Market prices for cannabis companies have at times been volatile and subject to substantial fluctuations. The stock market, from time-to-time, experiences significant price and volume fluctuations unrelated to the operating performance of particular companies. Future announcements concerning us or our competitors, including those pertaining to financial results, financing arrangements, government regulations, developments concerning regulatory actions affecting us, litigation, additions or departures of key personnel, and economic conditions and political factors in the United States may have a significant impact on the market price of our Common Stock. In addition, there can be no assurance that our Common Stock will continue to be listed on Cboe Canada.
The price of our Common Stock may fluctuate significantly due to our financial results and other reasons, including those unrelated to our specific performance, such as reports by industry analysts, investor perceptions, regulatory developments (or lack thereof) or negative announcements by our competitors or suppliers regarding their own performance, as well as general economic and industry conditions. For example, to the extent that other large companies within its industry experience declines in their stock price, the share price of our Common Stock may decline as well. In addition, when the market price of a company’s shares drops significantly, shareholders often institute securities class action lawsuits against the company. A lawsuit against us could cause us to incur substantial costs and could divert the time and attention of our management and other resources.
Certain of our officers and directors are, and may continue to be, or may become, involved in other business ventures through their direct and indirect participation in, among other things, corporations, partnerships and joint ventures, that are or may become competitors of the products and services we provide or intend to provide. Situations may arise in connection with potential acquisitions or opportunities where the other interests of these directors and officers conflict with or diverge from our interests. In accordance with applicable law, officers and directors who have a material interest in a contract or transaction or a proposed contract or transaction with us are required, subject to certain exceptions, to disclose that interest and generally abstain from voting on any resolution to approve the transaction. In addition, the directors and officers are required to act honestly and in good faith with a view to our best interests.
However, in conflict of interest situations, our managers and officers may owe the same duty to another company and will need to balance their competing interests with their duties to us. Circumstances (including with respect to future corporate opportunities) may arise that may be resolved in a manner that is unfavorable to us.
Anti-takeover provisions contained in our certificate of incorporation and our bylaws and under Delaware law could impair a takeover attempt.
Certain provisions of Delaware law, as well as provisions in our certificate of incorporation and bylaws, may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions may make it more difficult to remove management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities. Among other things, these provisions:

·
allow our Board to authorize the issuance of undesignated preferred stock, the terms of which may be established and the shares of which may be issued without stockholder approval, and which may include supermajority voting, special approval, dividend, or other rights or preferences superior to the rights of other stockholders;

·	prohibit stockholder action by written consent;

·
provide that special meetings may only be called by (i) the Chairperson of the Board, (ii) the Board, or (iii) the Secretary, following receipt of one or more written demands to call a special meeting of the stockholders from stockholders of record who own, in the aggregate, at least 25% of the voting power of our outstanding shares then entitled to vote on the matter or matters to be brought before the proposed special meeting;

·	provide that we may indemnify our directors and officers, in each case to the fullest extent permitted by Delaware law; and

·	establish advance notice requirements for nominations for elections to the Board and for proposing matters that can be acted upon by stockholders at stockholder meetings.
Our certificate of incorporation provides that the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware) will be the exclusive forums for certain disputes between us and our stockholders, which could make our securities less attractive and impose legal costs on us if such limitations are challenged.
Our certificate of incorporation provides that, unless we otherwise consents in writing, the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware) is, to the fullest extent permitted by law, the sole and exclusive forum for:

·	any derivative action or proceeding brought on behalf of us;

·	any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders;

·	any action arising pursuant to any provision of the Delaware General Corporation Law or our certificate of incorporation or bylaws (as either may be amended from time to time); or

·	any action asserting a claim governed by the internal affairs doctrine.
Unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act of 1933, as amended (the “Securities Act”), or the Securities Exchange Act of 1934, as amended. Any person or entity purchasing or otherwise acquiring or holding any interest in shares of our capital stock shall be deemed to have notice of and consented to this provision of our certificate of incorporation.
These exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees and this limitation may make our securities less attractive to investors. Further, while the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring such a claim arising under the Securities Act against us or our directors, officers, or other employees in a venue other than in the federal district courts of the United States. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions and we cannot assure investors that the provisions will be enforced by a court in those other jurisdictions. If a court were to find the exclusive-forum provisions in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur further significant additional costs associated with resolving the dispute in other jurisdictions, all of which could harm our business.
Changes in accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters could significantly affect our reported financial results or financial condition.
Generally accepted accounting principles and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business, including but not limited to revenue recognition, impairment of goodwill and intangible assets, inventory, income taxes and litigation, are highly complex and involve many subjective assumptions, estimates and judgments. Changes in these rules or their interpretation, or changes in underlying assumptions, estimates or judgments, could significantly change our reported financial performance or financial condition in accordance with generally accepted accounting principles.

ITEM 1B. UNRESOLVED STAFF COMMENTS.
Not applicable.
ITEM 1C. CYBERSECURITY.

We have processes in place for assessing, identifying, and managing material risks from potential unauthorized occurrences on or through our electronic information systems that could adversely affect the confidentiality, integrity, or availability of our information systems or the information residing on those systems. These include a wide variety of mechanisms, controls, technologies, methods, systems, and other processes that are designed to prevent, detect, or mitigate data loss, theft, misuse, unauthorized access, or other security incidents or vulnerabilities affecting the data. The data include confidential, proprietary, and business and personal information that we collect, process, store, and transmit as part of our business, including on behalf of third parties. We also use systems and processes designed to reduce the impact of a security incident at a third-party vendor or customer. Additionally, we use processes to oversee and identify material risks from cybersecurity threats associated with our use of third-party technology and systems, including: technology and systems we use for encryption and authentication; employee email; content delivery to customers; back-office support; and other functions.

As part of our risk management process, we conduct application security assessments, vulnerability management, penetration testing, security audits, and ongoing risk assessments. We also maintain a variety of incident response plans that are utilized when incidents are detected.

We have a unified and centrally-coordinated team that is responsible for implementing and maintaining centralized cybersecurity and data protection practices at Gold Flora Corporation in close coordination with senior leadership and other teams across the Company. Reporting to our Director of IT are a number of experienced system administrators and managed service providers "MSP" responsible for various parts of our business, each of whom is supported by a team of trained cybersecurity professionals. In addition to our in-house cybersecurity capabilities, at times we also engage assessors, consultants, auditors, or other third parties to assist with assessing, identifying, and managing cybersecurity risks.

Our cybersecurity risks and associated mitigations are evaluated by senior leadership. Additional information about cybersecurity risks we face is discussed in Item 1A of Part I, “Risk Factors,” under the heading “We may be subject to risks related to security breaches,” which should be read in conjunction with the information above.

ITEM 2. PROPERTIES.
Our Facilities and Properties
Our principal executive and administrative offices are located at 3165 Red Hill Avenue, Costa Mesa, CA 92626. As of December 31, 2023, we leased 29 facilities in the State of California.

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

Street Address	City	Facilities Type	Approximate Square Footage	Lease Expiration Dates
3165 Red Hill Avenue	Costa Mesa, California 92626	Corporate Headquarters	4,315	10/31/28
901 Campisi Way	Campbell, California 95008	Office	3,634	10/31/27
3505 Cadillac Avenue	Costa Mesa, California 92626	Distribution and Office	3,928	12/31/28
10757 Energy Street	Hanford, California 93230	Distribution	20,000	01/31/28
92 Pullman Way	San Jose, California 95111	Dispensary/Distribution	22,837	03/31/32
9535 Artesia Blvd.	Bellflower, California 90706	Dispensary/Retail Delivery	4,000	09/30/27
1847 Willow Pass	Concord, California 94520	Dispensary/Retail Delivery	4,100	07/01/30
7840 West Lane	Stockton, California 95210	Dispensary/Retail Delivery	3,172	08/13/28
128 Robles Way	Vallejo, California 94591	Dispensary/Retail Delivery	2,085	08/30/25
1155 N. La Brea Ave.	West Hollywood, California 90038	Dispensary/Retail Delivery	3,250	12/31/28
2435 Military Avenue	West Los Angeles, California 90064	Dispensary/Retail Delivery	2,837	12/31/27
310 Amador Avenue	Seaside, California 93955	Dispensary/Retail Delivery	1,974	09/30/26
305 Amador Avenue	Seaside, California 93955	Dispensary/Retail Delivery	1,500	08/31/25
3341 E. Colorado Blvd.	Pasadena, California 91107	Dispensary/Retail Delivery	11,989	11/30/30
229 Polaris Avenue	Mountain View, California 94043	Dispensary/Retail Delivery	3,783	05/01/31
1664 Industrial Blvd.	Chula Vista, California 91911	Retail Delivery	9,604	06/30/25
5855 Beaudry Street	Emeryville, California 94608	Retail Delivery	5,395	09/30/28
104 North Douty St.	Hanford, California 93230	Dispensary (Aug. 2021)/Retail Delivery/Administrative	7,370	09/30/25
1695 S. 7th St.	San Jose, California 95112	Dispensary/Retail Delivery/Processing/Cultivation/Distribution/Manufacturing	110,000	09/30/27
819 Reddick Street	Santa Barbara, California 93103	Manufacturing/Distribution/Delivery	27,000	12/31/26
1019 Chapala Street	Santa Barbara, California 93101	Retail Dispensary	6,300	03/31/31
5630 Pacific Coast Highway	Long Beach, California 90814	Retail Dispensary	3,580	08/31/28
1687 Orange Avenue	Costa Mesa, California 92627	Retail Dispensary	2,928	11/30/28
127 Radio Road	Corona, California 92879	Retail Dispensary	6,936	02/01/28
3146 Stevens Creek Boulevard	San Jose, California 95117	Retail Dispensary	8,300	11/30/32
1180 Coleman Avenue	San Jose, California 95110	Retail Dispensary	4,009	08/01/26
1802 Shelton Drive	Hollister, California 95023	Retail Dispensary	1,811	09/30/26
64125 19th Avenue	Desert Hot Springs, California 92240	Cultivation	125,100	11/01/42
1190 Coleman Avenue	San Jose, California 95110	Cultivation	25,000	08/01/27
825 S. 5th St.	San Jose, California 95112	Storage	30,000	09/30/27

ITEM 3. LEGAL PROCEEDINGS.
To the knowledge of the Company, the Company is not a party to any material legal proceedings nor, to the Company’s knowledge, are any such proceedings contemplated by or against the Company.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information. The Common Stock and Warrants are listed on Cboe Canada exchange under the trading symbols “GRAM” and “GRAM.WT.U”, respectively. The Common Stock and Warrants also trade-over-the counter in the United States and are quoted on the OTC Pink Market of the electronic over-the-counter marketplace operated by OTC Markets Group Inc. under the trading symbols “GRAM” and “GRMW”, respectively. Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.
Shareholders. We had approximately 1,832 shareholders of record holding 287,478,982 shares as of December 31, 2023. This does not include shares held in the name of a broker, bank or other nominees (typically referred to as being held in “street name”).
Dividends. The Company has not declared any dividends or made any distributions. Furthermore, the Company has no current intention to declare dividends on its shares of Common Stock in the foreseeable future. Any decision to pay dividends on its Common Stock in the future will be at the discretion of the Board and will depend on, among other things, the Company’s results of operations, current and anticipated cash requirements and surplus, financial condition, any future contractual restrictions and financing agreement covenants, solvency tests imposed by corporate law and other factors that the Board may deem relevant.
Recent Sales of Unregistered Securities
During the year ended December 31, 2023, we did not have any unregistered sales of equity securities, other than those previously reported on Current Reports on Form 8-K or Quarterly Reports on Form 10-Q.
Purchases of Equity Securities by the Issuer and Affiliated Persons
We did not repurchase any of our equity securities during the fourth quarter of 2023.
ITEM 6. [RESERVED]
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Introduction
This Management’s Discussion and Analysis (“MD&A”) should be read together with other information, including the Company’s audited consolidated financial statements and accompanying notes as of and for the years ended December 31, 2023 and 2022 included elsewhere in this Annual Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
The financial statements referenced in this MD&A are prepared in accordance with U.S. GAAP. Financial information presented in this MD&A is presented in United States dollars (“$” or “US$”) and expressed in thousands, unless otherwise indicated. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed in Part 1, Item 1A, “Risk Factors” in this Annual Report.
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act, and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of Sarbanes-Oxley, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
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
The Company will remain an emerging growth company until the earlier of (1) the last day of the Company’s fiscal year following the fifth anniversary of the date of the first sale of common equity securities of the Company pursuant to an effective registration statement under the Securities Act, (2) the last day of the fiscal year in which the Company has total annual gross revenue of at least $1.07 billion, (3) the last day of the fiscal year in which the Company is deemed to be a “large accelerated filer,” as defined in Rule 12b-2 under the Exchange Act, and (4) the date on which the Company has, during the previous three year period, issued more than $1.0 billion in nonconvertible notes payable.
Business Overview
We are is a single state operator ("SSO") in California and operates as a vertically integrated, licensed, group of cannabis companies. Our operations consist of:

•Cultivation: operated through our wholly-owned subsidiary, Black Lion Farms, LLC ("BLF"), BLF operates an approximately 200,000 square foot facility at the Desert Hot Springs Campus ("DHS Campus") dedicated to indoor cultivation, which includes 62,000 square feet of canopy. We have an additional 10,000 square feet of canopy at our San Jose Airfield location and 35,000 square feet of canopy at our San Jose, Caliva facility.

•Manufacturing: operated through our wholly-owned subsidiary, Black Lion Labs, LLC ("BLL"), BLL operates a 10,000 square foot facility at the DHS Campus dedicated to manufacturing.

•Distribution: operated through our majority held subsidiary, GF Distribution, LLC d/b/a Stately Distribution ("GFD"), GFD operates a California statewide distribution network with three core hubs in Desert Hot Springs, California, Costa Mesa, California and San Jose, California.

•Retail: operated through a number of our wholly-owned subsidiaries, we operate 16 dispensaries in California. We anticipate opening a 17th dispensary in Costa Mesa before the end of June 2024.
Highlights for the Year Ended December 31, 2023
Development of Gramlin Product Brand

During the fourth quarter of fiscal year 2023, we began an ambitious, high-speed effort to develop a new product brand Gramlin, which we believe has the potential to disrupt the California market. Designed to appeal to high-volume consumers that frequently purchase flower, vape and pre-roll lines, Gramlin was developed to launch in the first quarter of 2024 in both first party retail and through Stately Distribution across the state. Gramlin features many new genetics coming out of the newly online cultivation rooms, and is strategically priced to offer an unmatchable quality to price market offering because of our vertical infrastructure.

Retail Marketing Holiday Rush

Throughout the fourth quarter of fiscal year 2023, including the high-volume sales periods of Halloween, Thanksgiving and the Holiday season, our retail division carried out significant marketing efforts to drive maximum awareness and sales for current and new cannabis retail consumers. The strategy focused on beginning the centralization of marketing and communications across all 16 combined locations, many of which previously ran siloed marketing efforts, and leveraging a heavy digital push to maximize data for learnings and future optimizations.

Opening of King's Crew in Corona, California

On November 30, 2023, we announced that we opened our 16th cannabis dispensary, located in Corona, California. The new King's Crew dispensary carries a carefully curated range of first and third-party brands and products, with offerings including exclusive genetics grown in-house by Gold Flora, a wide variety of fast-acting and targeted edibles, and a robust selection of innovative products with THC levels and characteristics to match a wide range of consumer preferences, from newcomers to aficionados.

Launch of Premium Flower Brand CURRENT
On October 5, 2023, the Company announced the launch of its premium flower brand CURRENT, celebrating cannabis flavor and genetic expression. CURRENT was developed to meet a market demand for curated craft flower that is flavor-focused. Crafted in four distinct flavor classes included Rare Gas, Rare Fruit, Rare Haze, and Rare Dessert, CURRENT is now available at all Gold Flora retail locations, including Airfield Supply Company, Caliva, Coastal, Calma, King's Crew, Varda, Higher Level of Care, and Deli.

Restructuring Activities
The Company has diligently and successfully accomplished targeted measures to streamline and integrate legacy operations into Gold Flora's vertically-integrated platform. Integration includes significant reductions in marketing expenses, professional services, personnel expenses, and general and administrative expenses. In addition, the Company has nearly eliminated its reliance on third-

party vendors for biomass, manufacturing, and distribution. Gold Flora has closed several non-profitable delivery locations and has optimized its real-estate footprint by exiting leases or, where attractive, subleasing underutilized space.

The tangible outcomes of these initial changes have translated into substantial annualized cost savings, surpassing the Company's initial cost-savings target. Annualized payroll savings make up approximately half of the achieved savings. Other areas where savings were found included: ceasing using a third party for wholesale distribution, real estate optimizations/lease re-negotiation, and insurance.

The Company is in the process of integrating its back-office infrastructure and has identified other synergies and cost-saving initiatives, which should yield additional significant savings. Overall, the Company believes that it is on plan and ahead of schedule with respect to targeted cost savings.

As part of the restructuring, the Company closed its Ceres retail location and Brisbane delivery depot during the third quarter of 2023. It also closed the sale of its Kase's Journey retail location during the fourth quarter of 2023.

Company-Owned Branded Product (“1P”) Growth
With the addition of retail locations, we have expanded our company-owned branded product presence between Gold Flora and TPCO, now representing Mirayo, Caliva, Cruisers, CURRENT, Monogram, Gold Flora, Roll Bleezy, JetFuel, Sword and Stoned and Aviation.

Cultivation
We increased our cultivation capacity substantially in Q4 2023 over the DHS and San Jose Campuses. With the expansion, annual flower production is estimated to be over 40,000 lbs when all flower rooms are operating optimally.

A majority of this flower will be utilized to produce our first party branded packaged products for sale in our retail stores and to third party stores through distribution. This represents a significant shift in capacity and fulfilling first party product demand in the combined entity. Excess flower outside of our CPG sales channels is being sold through our robust bulk flower sales team on a consistent basis.

Manufacturing
Most first party (“1P”) product production has been integrated into the Gold Flora operation at the DHS campus. Nearly 200 SKUs move through the operation on a monthly basis.

In addition, we have added a Solventless Extraction division to Black Lion Labs, producing cold water bubble hash, fresh pressed rosin and cold cured rosin, with live rosin vape pens coming in the near future. These product lines will reflect the unique, quality genetics cultivated at Black Lion Farms.

Supply Chain Management

We have integrated company-wide centralized planning, purchasing and sourcing of non-cannabis and cannabis related inventory and migrated to a new ERP system as of January 1, 2024, yielding improved efficiencies in inventory management.

Distribution Sales
We have increased the number of third party dispensary accounts buying from Stately Distribution from approximately 373 to over 403. This was due to the hiring of more experienced sales professionals, a net addition to the total number of sales representatives in the field and an increase in product availability and selection due to the efficiencies achieved post merger.
Retail Sales
With the addition of retail locations, we have expanded our company-owned branded 1P product presence between Gold Flora and TPCO, now representing Mirayo, Caliva, Cruisers, Monogram, Gold Flora, Roll Bleezy, Jetfuel, Sword & Stoned and Aviation, which represents 22% of total retail revenue.

Formation of Stately Distribution – Focused on Building Category Leadership for its Curated Brand Portfolio and Partners
On July 26, 2023, Gold Flora announced that it has launched a new sales and distribution division, Stately Distribution (“Stately”), to provide premium service and support to the California cannabis market. Stately will operate comprehensive sales and management for our rapidly growing first party brands, which with the closing of the Business Combination, includes 9 brands as well as a select group of strategically curated third-party partner brands.

With a curated assortment of third-party brands selected for their differentiated offerings, Stately is focused on driving account and sales growth for its partners, while also seamlessly integrating brands into our rapidly growing retail footprint, which includes some of the leading dispensaries throughout the state. As a key company within a prominent vertically-integrated operation, Stately provides unparalleled insight and data that it can leverage for its partner brands in both owned and third-party placements and campaigns. Stately also distinguishes itself by creating accountability not seen in other distribution models – setting targets and expansion goals for each of its brands. We are committed to providing services that go beyond traditional distribution, enabling its partners to succeed and thrive in the challenging and dynamic California cannabis landscape.

The formation of Stately coincides with several first-and-third-party brand developments, including the recent launch of our Roll Bleezy concentrate line, and the onboarding of TPCO's family of brands including Caliva, Mirayo by Santana, Monogram and Cruisers. Combined with the recent addition of leading third-party brand Henry’s Original to its product portfolio – a premium legacy brand from Mendocino County that has been growing the finest sun-grown cannabis for over 15 years - Stately is building a truly differentiated portfolio.

Results from Operations

	Year Ended
(in thousands)	December 31, 2023	December 31, 2022
Revenues, Net	$90,964	$65,659
Cost of Goods Sold	58,490	49,966
Gross profit	32,474	15,693

Selling, General, and Administrative	63,776	26,110
Impairment of Goodwill	11,068	—
Change in Fair Value of Earn Out Liability	4,375	(13,592)
Total Operating Expenses	79,219	12,518

(Loss) Income from Operations	(46,745)	3,175

Other (Income) Expense
Notes Payable and Convertible Notes Payable Interest Expense, Net	6,055	5,722
Finance Lease Liability Interest Expense, Net	11,940	9,254
Amortization of Debt Discount Interest Expense, Net	1,642	5,730
Loss on Extinguishment of Debt	1,440	—
Gain on Bargain Purchase	(30,213)	—
Other Income, Net	(5,087)	(1,270)
Total Other (Income) Expense, Net	(14,223)	19,436

Loss Before Income Taxes	(32,522)	(16,261)
Income Tax Expense	(10,138)	(5,262)
Net Loss	(42,660)	(21,523)

Net Loss Attributable to Non-Controlling Interest	(40)	(199)
Net Loss Attributable to Gold Flora Corp.	$(42,620)	$(21,324)

Dividend on Preferred Stock	$(825)	$(1,601)
Net Loss Attributable to Gold Flora Corp.	$(43,445)	$(22,925)

Sales Revenue

	Year Ended		Change
(in thousands)	December 31, 2023	December 31, 2022	Amount	%
Wholesale	$12,517	$10,944	$1,573	14.4%
Retail	78,447	54,715	23,732	43.4%
Total Revenues, Net	$90,964	$65,659	$25,305	38.5%
The increase in wholesale revenues is due to additional cultivation rooms coming online during 2023 allowing for higher bulk cannabis sales. Additionally, there has been an increase in revenue from sales to third party dispensaries.

The increase in retail revenues is primarily due to the the acquisition of TPCO which added 11 (net of one closure) additional retail locations rather than same store sales growth. As of December 31, 2023, the Company operated 16 retail locations.
The increase in total revenues is primarily due to $33,472 of additional revenue being consolidated since the TPCO acquisition from July 7, 2023 through December 31, 2023.
Gross Profit

	Year Ended
(in thousands)	December 31, 2023	December 31, 2022
Revenues	$90,964	$65,659
Cost of Goods Sold	58,490	49,966
Gross Profit	$32,474	$15,693
Gross Profit %	35.7%	23.9%

Adjustments to Gross profit
Depreciation and Amortization	$3,565	$1,904
Operating Expenses Related to 280E Adjustments	10,845	4,494
Non-Recurring Inventory Adjustments	1,148	5,808
Adjusted Gross Profit	$48,032	$27,899
Adjusted Gross Profit %	52.8%	42.5%
Gross Profit reflects our revenue less our cost of sales, which consist of costs primarily consisting of labor, materials, consumable supplies, overhead, amortization of production equipment, shipping, packaging and other expenses.
The significant improvement in adjusted gross profit is primarily due to vertical integration efficiencies, bringing distribution in-house, and reduction of third party costs through supply chain optimization. Since the acquisition, retail has focused on centralizing resources to increase proficiencies in retail operations and in store profitability and closing non-profitable delivery services at Coastal, Varda, Calma and Brisbane.
Operating Expenses
Selling, General and Administrative Expenses

	Year Ended		Change
(in thousands)	December 31, 2023	December 31, 2022	Amount	%
General and Administrative	$31,334	$6,850	$24,484	357.4%
Allowance for Accounts Receivable and Notes Receivable	583	373	210	56.3%
Sales and Marketing	2,722	919	1,803	196.2%
Salaries and Benefits	14,474	9,015	5,459	60.6%
Share-Based Compensation	740	392	348	88.8%
Lease Expense	4,324	2,059	2,265	110.0%
Depreciation of Property and Equipment and Amortization of Right-of-Use Assets under Finance Leases	5,311	3,394	1,917	56.5%
Amortization of Intangible Expenses	4,288	3,108	1,180	38.0%
Total Selling, General and Administrative Expenses	$63,776	$26,110	$37,666	144.3%
The increase in general administrative expenses was mainly due to non-recurring transaction costs associated with the TPCO acquisition (GFC incurred a total of $12,681 of non-recurring transaction costs) and other TPCO related general & administration costs that support its eleven (net of one closure) retail location network.
The increase in sales and marketing costs reflects the more retail focus of the business post the TPCO acquisition on July 7, 2023.

The increase in salaries and benefits represents TPCO compensation costs assumed with the TPCO acquisition on July 7, 2023. TPCO as a public company with a significant retail footprint generally had significantly higher operating compensation costs. Prior to the acquisition, Gold Flora, LLC as a cultivation and retail focused private company had smaller cultivation and retail operations than TPCO. During the year ended December 31, 2023, GFC incurred $3,514 of non-recurring management level severances. The Company's management reviewed all TPCO salary and benefit costs post-acquisition in detail and reduced as much as possible.
The increase in lease expense was primarily due to the acquisition of eleven (net of one closure) retail locations as part of the TPCO acquisition during the year ended December 31, 2023. GFC closed the Brisbane delivery depot and Ceres retail locations acquired from TPCO in order to streamline costs.
Depreciation of property, plant & equipment is a non-cash expense and the increase represents the higher property, plant & equipment asset base owned by the Company at December 31, 2023 compared to December 31, 2022 due to the July 7, 2023 acquisition of TPCO which brought in eleven (net of one closure) retail locations.
Amortization of intangible assets is a non-cash expense. The increase in amortization expense is due to additional intangible assets acquired mainly as part of the acquisition during 2023.
Impairment of Goodwill
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
Impairment charges totaled $11,068 in the year ended December 31, 2023 with no comparable charges in the year ended December 31, 2022. As part of the annual impairment assessment, the Company’s future forecasts considered changes in cash flow estimates due to lower cannabis industry growth rate assumptions and cost pressures due to higher U.S. inflation. While the Company remains optimistic that cannabis legalization or rescheduling will occur, our expected future cash flows reflect the current tax and regulatory environment. The issues faced by the Company are not unique to our operations as the entire California cannabis market has been impacted. The Company continues to focus on activities to create long-term shareholder value and restructure its business to reduce its operating costs.
Change in Fair Value of the Earn Out Liability

	Year Ended
(in thousands)	December 31, 2023	December 31, 2022
Change in Fair Value of Earn Out Liability	$4,375	$(13,592)
The change in fair value of the earn out liability as described in "FN 15 Commitments and Contingencies" below, was due to the earn out liability being re-negotiated and a revision of estimates during 2023 resulting in a valuation change.

Non-Operating Expenses

	Year Ended
(in thousands)	December 31, 2023	December 31, 2022
Notes Payable and Convertible Notes Payable Interest Expense, Net	$6,055	$5,722
Finance Lease Liability Interest Expense, Net	$11,940	$9,254
Amortization of Debt Discount Interest Expense, Net	$1,642	$5,730
Loss on Extinguishment of Debt	$1,440	$—
Gain on Bargain Purchase	$(30,213)	$—
Other Income, Net	$(5,087)	$(1,270)
Income Tax Expense	$(10,138)	$(5,262)
Debt and Convertible Debt Interest Expense, Net
The reduction in interest expense is a function of notes payable and convertible debt reduction of $20,765 being offset by higher rates on newly issued debt.
Finance Lease Liability Interest Expense, Net
The increase in finance lease interest expense is due to the addition of 1 dispensary which had a finance lease liability that was obtained from the TPCO acquisition on July 7, 2023 in addition to the increase in lease incentive payments received by the Company under another finance lease liability, all of which increased the balance and interest associated with the finance lease liability.
Loss on Extinguishment of Debt
During the third quarter of 2023, the Company amended one of its convertible debt, as a result the Company accounted for the amendment as an extinguishment, no such transaction occurred in the prior year.
Gain on bargain purchase
The gain on bargain purchase is a non-cash gain realized on the July 7, 2023 TPCO acquisition as the net assets acquired were higher than the consideration paid.
Net loss
The net loss realized for the year ended December 31, 2023 changed from the same period in the prior year predominantly due to the factors noted above sections.
MANAGEMENT’S USE OF NON-GAAP FINANCIAL MEASURES
This MD&A contains certain financial performance measures, including “EBITDA”, “Adjusted EBITDA,” and "Adjusted Gross Profit", that are not recognized under GAAP and do not have a standardized meaning prescribed by GAAP. As a result, these measures may not be comparable to similar measures presented by other companies. For a reconciliation of these measures to the most directly comparable financial information presented in the Financial Statements in accordance with GAAP, see the tables below for EBITDA and Adjusted EBITDA and the gross profit discussion section of the "Results from Operations" Comparison of Years Ended December 31, 2023 and 2022 of this MD&A.
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
Adjusted EBITDA
We believe Adjusted EBITDA is a useful measure to assess the performance of the Company as it provides more meaningful operating results by excluding the effects of expenses that are not reflective of our underlying business performance and other one-time or non-recurring expenses. We define Adjusted EBITDA as EBITDA adjusted to exclude extraordinary items, non-recurring items and, other non-cash items, including, but not limited to (i) stock-based compensation expense, (ii) change in fair value of the earn out liability, (iii) non-recurring legal and professional fees, human-resources, inventory and collections-related expenses, (iv) intangible and goodwill impairments and loss on disposal of assets, (v) transaction costs related to merger and acquisition activities, (vi) retail and cultivation pre-opening costs and, (vii) non-recurring inventory adjustments .

	Year ended
(in thousands)	December 31, 2023	December 31, 2022
Net Loss	$(42,660)	$(21,523)
Debt and Convertible Debt Interest Expense, Net	6,055	5,722
Finance Lease Liability Interest Expense, Net	11,940	9,254
Amortization of Debt Discount Interest Expense, Net	1,642	5,730
Taxes	10,138	5,262
Depreciation and Amortization	13,164	8,406
EBITDA	$279	$12,851

Add back for Adjusted EBITDA
Noncash Operating Lease Expense	$593	$(47)
Impairment	11,068	—
Implementation Software Costs	220	—
Change in Fair Value of Earn Out Liability	4,375	(13,592)
Loss on Extinguishment of Debt	1,440	—
Gain on Bargain Purchase	(30,213)	—
Share-Based Compensation	740	392
Bad Debt Expense	583	373
Transaction Fees and Legal Fees	5,346	633
Transaction Related Expenses	411	714
Retail and Cultivation Preopening Costs	2,630	—
Non-Recurring inventory Adjustments	1,148	5,808
Adjusted EBITDA	$(1,380)	$7,132
EBITDA
The decrease in EBITDA is mainly due to non-cash gain on bargain purchase of $30,213 offset by non-cash impairment expenses, included in the calculation of EBITDA for the year ended December 31, 2023.
Adjusted EBITDA
The decrease in adjusted EBITDA was primarily due to the July 7, 2023 TPCO acquisition and the associated transaction and integration costs incurred. The Company believes it will realize synergies over the coming twelve months and return to generating positive EBITDA.
LIQUIDITY AND CAPITAL RESOURCES

The Company is currently meeting its obligations as they become due from its current working capital and operations. Historically, our primary source of liquidity has been our operations, capital contributions made by equity investors, debt issuances and most recently $55,629 of cash acquired as part of the Business Combination, which closed on July 7, 2023. As a result of the merger with TPCO, $28,328 in principal balances of the convertible notes automatically converted into equity of Gold Flora Corporation. We believe that Gold Flora's efficient vertical-integration and increased scale will lead to longer-term profitability and sustainable cash flow.

As of December 31, 2023, we had cash and cash equivalents of $22,538 compared to cash and cash equivalents of $5,217 as of December 31, 2022.

We continue to actively evaluate additional cost reductions and business optimization to reduce our cash burn, accelerate market share growth, improve our gross margin profile and work toward generating sustained free cash flow over the longer term. The Company plans to raise additional capital as needed which if not available as required would raise substantial doubt about our ability to continue as a going concern.

If additional capital is required, we expect to have access to public capital markets through our listing on the Cboe Canada exchange if the trading price of our Common Stock improves, and will continue to review and pursue selected external financing sources to ensure adequate financial resources. These potential sources include, but are not limited to (i) obtaining financing from traditional or non-traditional investment capital organizations; (ii) obtaining funding from the sale of Common Stock or other equity or debt instruments; and (iii) obtaining debt financing with lending terms that more closely match our business model and capital needs. There can be no assurance that we will gain adequate market acceptance for our products or be able to generate sufficient positive cash flow to achieve its business plans, that additional capital or other types of financing will be available when needed, or that these financings will be on terms favorable to us or at all. In addition, due to the price of our Common Stock, raising equity capital currently may not be feasible. Any additional equity financing may be on terms that are dilutive, or potentially dilutive, to our shareholders and debt financing, if available, may involve restrictive covenants with respect to our ability to pay dividends, raise additional capital or execute various other financial and operational plans.

We do not have any requirements for capital expenditures. See "FN 15 Commitments and Contingencies" below.
CASH FLOW ANALYSIS
Presented below is a summary of Gold Flora Corporation’s cash flows for the periods indicated:

	Year ended
(in thousands)	2023	2022
NET CASH USED IN OPERATING ACTIVITIES	$(31,182)	$(15,143)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	$54,201	$(7,581)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	$(5,698)	$10,486
Operating Activities
In the year ended December 31, 2023, the cash used in operating activities represents an average operating cash burn rate of $2,599 per month compared to $1,262 per month in the comparative period. The higher cash burn used in operating activities is a result of the TPCO acquisition which closed on July 7, 2023 and its associated transaction, severance and integration costs. Total transaction costs incurred by both Gold Flora and TPCO was $12,681 for the year ended December 31, 2023.
Investing Activities
During the year ended December 31, 2023, the change in cash provided by investing activities was primarily due to the acquired $55,629 of cash from TPCO. During the year ended December 31, 2022, cash used in investing activities was primarily for purchase of property, plant and equipment.
Financing Activities
During the year ended December 31, 2023, the change in cash used in financing activities was primarily related to the Company focusing on repaying its debts (offset by a $5,000 issuances of notes) as compared to the prior year in which the Company focused more on raising capital from debt transactions.
CONTRACTUAL OBLIGATIONS
Lease Obligations, Notes Payable and Convertible Notes Payable
The Company has material lease obligations payable which are detailed in Note 10 of the audited consolidated financial statements included in this Annual Report on Form 10-K. The Company has material notes and convertible notes payable which are detailed in Notes 11 and 12 of the audited consolidated financial statements included in this Annual Report on Form 10-K.
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
The Company has received annual licenses from each local jurisdiction in which it actively operates. Although the Company believes it will continue to receive the necessary licenses from the State and applicable local jurisdictions to conduct its business in a timely fashion, there is no guarantee its clients will be able to do so and any failure of its clients to receive necessary licenses may have a negative effect on the Company’s business and results of operations.

Commitments

In June 2023, the Company and the sellers of Captain Kirk Services, Inc d.b.a.Airfield ("Airfield") informally discussed amending the acquisition agreement as it relates to the earn-out. As a result of the informal discussions, on July 5, 2023, the Company amended the acquisition agreement with the sellers of Airfield whereby the parties agreed to an earn-out amount to be paid as follows: $2,000 is to be paid out in cash, of which $1,000 was paid on July 14, 2023 and another $1,000 is to be paid on or before August 14, 2023. Another payment through the issuance of 720,000 Class C units of Gold Flora, LLC’s equity, which converted into shares of Common Stock on July 7, 2023, the fair value of which was approximately $175. The last payment of $2,200 is to be paid with a promissory note. The payment is due one year after entering into this amendment. As a result, the Company recorded an increase in the change in fair value of an earn out liability in the condensed consolidated statement of operations for the year ended December 31, 2023.

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

Claims and Litigation

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. At December 31, 2023, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s consolidated operations. There are also no proceedings in which any of the Company’s directors, officers or affiliates is an adverse party or has a material interest adverse to the Company’s interest.

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
SHARE CAPITAL AND CAPITAL MANAGEMENT
As of December 31, 2023, the Company had 287,478,982 shares of Common Stock, 69,701,256 Common Stock purchase warrants and 13,948,506 options issued and outstanding. 35,837,500 warrants were assumed as part of the TPCO acquisition and are exercisable at an exercise price of $11.5. 33,863,756 warrants were previously Gold Flora warrants and were exchanged on the July 7, 2023 transaction to become GFC warrants and have a weighted average exercise price of $1.15. As at December 31, 2023, the weighted average remaining term of all the warrants was 1.73 years. 14,150,000 options were granted during the fourth quarter of 2023 under the Gold Flora Equity Incentive Plan ("GFC EIP") and have a weighted average exercise price of $0.11 per share and term of 6 years, of which 13,850,000 remain outstanding as of December 31, 2023.
TPCO had an equity incentive plan (the “Equity Incentive Plan”) that permits the grant of stock options, RSUs, deferred share units, performance share units (“PSUs”) and stock appreciation rights to non-employee directors and any employee, officer, consultant, independent contractor or advisor providing services to the Company or any affiliate. As of December 31, 2023, a total of 217,298 RSUs were outstanding under the Equity Incentive Plan which was assumed in the Business Combination.
Prior to a closing of a transaction with TPCO, Caliva maintained the CMG Partners, Inc. 2019 Stock Option and Grant Plan (the “Caliva EIP”), which permitted awards of common stock in Caliva. In connection with the Business Combination, Caliva and the Company agreed that the Company would maintain the Caliva EIP and that outstanding awards thereunder will entitle the holder to receive Common Stock. As of December 31, 2023, there were 89,406 options to purchase up to 89,406 shares of Common Stock under the Caliva EIP outstanding with a weighted average exercise price of $7.11 per share. No further awards will be granted under the Caliva EIP.
Prior to a closing of a transaction with TPCO, Left Coast Ventures, Inc. ("LCV") maintained the Amended and Restated 2018 Equity Incentive Plan (the “LCV Equity Plan”) which authorized LCV to grant to its employees, directors and consultants stock options and other equity-based awards. In connection with the Business Combination, LCV and the Company agreed that the Company would maintain the LCV Equity Plan and that outstanding awards thereunder will entitle the holder to receive Common Stock. At December 31, 2023, there were 9,100 options to purchase up to 9,100 shares of Common Stock under the LCV Equity Plan outstanding with a weighted average exercise price of $26.77 per share. No further awards will be granted under the LCV Equity Plan.
The Company manages its capital with the following objectives:
•To ensure sufficient financial flexibility to achieve the ongoing business objectives including of future growth opportunities, and pursuit of accretive acquisitions; and
•To maximize shareholder return through enhancing the share value.
The Company considers its capital to be total equity. The Company manages capital through its financial and operational forecasting processes. The Company reviews its working capital and forecasts its future cash flows based on operating expenditures, and other investing and financing activities. The Company’s capital management objectives, policies and processes have remained unchanged during the year ended December 31, 2023 and year ended December 31, 2022. The Company is not subject to any external capital requirements.
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

Consolidation
Judgment is applied in assessing whether the Company exercises control and has significant influence over entities in which the Company directly or indirectly owns an interest. The Company has control when it has the power over the subsidiary, has exposure or rights to variable returns, and has the ability to use its power to affect the returns. Significant influence is defined as the power to participate in the financial and operating decisions of the subsidiaries. Where the Company is determined to have control, these entities are consolidated. Additionally, judgment is applied in determining the effective date on which control was obtained.

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
Leases

The Company accounts for its leases in accordance with ASU 2016-02, “Leases (Topic 842)” (“ASC 842”). In addition, the Company elected accounting policy elections to exclude from the consolidated balances the right-of-use (“ROU”) assets and lease liabilities related to short-term leases, which are those leases with a lease term of twelve months or less that do not include an option purchase the underlying lease asset that the Company is reasonably certain to exercise and to not separate leases and non-lease components. The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease ROU assets and accrued obligations under operating lease (current and non-current) liabilities in the Consolidated Balance Sheets. Finance lease ROU assets are included in property and equipment, net and finance lease obligations are included under finance lease (current and non-current) liabilities in the Consolidated Balance Sheets. Leases with an initial term of 12 months or less are not recorded on the Consolidated Balance Sheets and are expensed in the Consolidated Statements of Operations on the straight-line basis over the lease term.

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

The Company applies judgment in determining whether a contract contains a lease and if a lease is classified as an operating lease or a finance lease. The Company applies judgement in determining the lease term as the non-cancellable term of the lease, which may include options to extend or terminate the lease when it is reasonably certain that Gold Flora will exercise that option. All relevant factors that create an economic incentive for it to exercise either the renewal or termination are considered. The Company reassesses the lease term if there is a significant event or change in circumstances that is within its control and affects its ability to exercise or not to exercise the option to renew or to terminate. It considers whether the Company can benefit from the ROU asset either on its own or together with other resources and whether the asset is highly dependent on or highly interrelated with another ROU asset.

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

Convertible Notes Payable

The Company evaluates and accounts for conversion options embedded in its convertible instruments in accordance with ASC 815, “Accounting for Derivative Instruments and Hedging Activities” (“ASC 815”). ASC 815 generally provide three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free-standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not remeasured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. Professional standards also provide an exception to this rule when the embedded features meet the criteria of contracts in an entity’s own equity in ASC 815-40. Gold Flora’s convertible notes payable met the exception described above.

The Company accounts for convertible instruments (when it has determined that the embedded conversion options should not be bifurcated from their host instruments) in accordance ASC 470, “Accounting for Convertible Securities with Beneficial Conversion Features”, as those professional standards pertain to “Certain Convertible Instruments”. Accordingly, the Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their earliest date of redemption. The Company also records when necessary deemed dividends for the intrinsic value of conversion options embedded in preferred shares based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. ASC 815 provides that generally, if an event that is not within the entity’s control could or require net cash settlement, then the contract shall be classified as an asset or a liability.

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

In order to recognize revenue under ASU 2014-09, Gold Flora applies the following five (5) steps:

·Identify a customer along with a corresponding contract;
·Identify the performance obligation(s) in the contract to transfer goods or provide distinct services to a customer;
·Determine the transaction price Gold Flora expects to be entitled to in exchange for transferring promised goods or services to a customer;
·Allocate the transaction price to the performance obligation(s) in the contract; and
·Recognize revenue when or as Gold Flora satisfies the performance obligation(s).

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

The Company has a customer loyalty program whereby customers are awarded points with in store and online delivery purchases. Once a customer achieves a certain point level, points can be used to pay for the purchase of product, up to a maximum number of points per transaction. Points expire after six months of no activity in a customer’s account.

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

Recent and Anticipated Changes to Critical Accounting Policies

None.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Consolidated Financial Statements
Gold Flora Corporation
For the year ended December 31, 2023

Report of Independent Registered Public Accounting Firm (PCAOB ID No. 324)

To the Shareholders and the Board of Directors of Gold Flora Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Gold Flora Corporation and its subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, shareholders’ deficit, and cash flows for the years then ended and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter – Going Concern

The accompanying financial statements have been prepared assuming that the Select will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and its total liabilities exceed its total assets. The Company is currently meeting its current operational obligations as they become due from its current working capital and from operations. However, the Company has sustained annual losses since inception and may require additional capital in the future. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Emphasis of Matter – Merger

On July 7, 2023, the Company completed a merger under the Business Combination with TPCO Holding Corp. ("TPCO"), a publicly traded company. As discussed in Note 1 and 8 to the financial statements, in connection with the transaction, the Company was deemed to be the accounting acquirer and TPCO was the legal acquirer, and for the purpose of facilitating the merger, a new entity, Gold Flora Corporation was formed.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

We have served as the Company's auditor since 2021.

/s/ Macias Gini & O'Connell LLP
Irvine, CA
April 5, 2024

Gold Flora Corporation Consolidated Balance Sheets (In USD, in thousands, except for share and per share data)

	December 31, 2023	December 31, 2022
Assets
Current
Cash and Cash Equivalents	$22,538	$5,217
Accounts Receivable, Net	1,773	2,187
Inventory	18,372	7,820
Current Portion of Notes Receivable	459	48
Assets Held For sale	362	-
Indemnification Assets	3,194	-
Prepaid Expenses and Other Current Assets	6,165	4,399
Total Current Assets	52,863	19,671

Property and Equipment, Net	39,166	25,980
Finance Lease Asset	60,400	52,172
Notes Receivable, Net of Current Portion	208	-
Intangible Assets, Net	46,101	37,783
Goodwill	-	11,068
Operating Lease Right-of-Use Assets	23,655	9,907
Deposits and other Long Term Assets	3,973	5,346
Total assets	$226,366	$161,927

Liabilities
Current
Accounts Payable and Accrued Liabilities	$27,342	$13,220
Accrued Interest	1,365	2,929
Taxes Payable	27,886	4,831
Due to Related Party	2,005	2,005
Consideration Payable	4,342	-
Current Portion of Notes Payable	18,952	13,847
Current Portion of Convertible Notes Payable	-	15,718
Current Portion of Operating Lease Liabilities	2,562	469
Current Portion of Finance Lease Liabilities	2,990	161
Liabilities Held for Sale	282	-
Total Current Liabilities	87,726	53,180

Notes Payable, Net of Current Portion	9,189	17,672
Convertible Notes Payable, Net of Current Portion	20,546	27,820
Operating Lease Liabilities, Net of Current Portion	25,817	9,688
Finance Lease Liabilities, Net of Current Portion	85,122	68,274
Preferred Distributions Payable	-	7,728
Deferred Tax Liability	5,150	1,124
Security Deposits and other Long Term Liabilities	64	20
TOTAL LIABILITIES	233,614	185,506

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
Shares of common stock, par value $0.01 per share, 450,000,000 shares of common stock authorized 287,478,982 issued and outstanding at December 31, 2023 and 94,797,102 at December 31, 2022	2,874	948
Additional paid in capital	100,577	42,687
Accumulated deficit	(110,833)	(67,388)
TOTAL SHAREHOLDERS' EQUITY DEFICIT ATTRIBUTABLE TO THE COMPANY	(7,382)	(23,753)
Non-Controlling Interest	134	174
TOTAL SHAREHOLDERS' DEFICIT	(7,248)	(23,579)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$226,366	$161,927

See accompanying notes to the consolidated financial statements

Gold Flora Corporation Consolidated Statements of Operations (In USD, in thousands, except for share and per share data)

	December 31, 2023	December 31, 2022
Revenues, Net	$90,964	$65,659
Cost of Goods Sold	58,490	49,966
Gross profit	32,474	15,693

Selling, General, and Administrative	63,776	26,110
Impairment of Goodwill	11,068	—
Change in Fair Value of Earn Out Liability	4,375	(13,592)
Total Operating Expenses	79,219	12,518

(Loss) Income from Operations	(46,745)	3,175

Other (Income) Expense
Notes Payable and Convertible Notes Payable Interest Expense, Net	6,055	5,722
Finance Lease Liability Interest Expense, Net	11,940	9,254
Amortization of Debt Discount Interest Expense, Net	1,642	5,730
Loss on Extinguishment of Debt	1,440	—
Gain on Bargain Purchase	(30,213)	—
Other Income, Net	(5,087)	(1,270)
Total Other (Income) Expense, Net	(14,223)	19,436

Loss Before Income Taxes	(32,522)	(16,261)
Income Tax Expense	(10,138)	(5,262)
Net Loss	(42,660)	(21,523)

Net Loss Attributable to Non-Controlling Interest	(40)	(199)
Net Loss Attributable to Gold Flora Corp.	$(42,620)	$(21,324)

Dividend on Preferred Stock	$(825)	$(1,601)
Net Loss Attributable to Gold Flora Corp.	$(43,445)	$(22,925)

Per share – basic and diluted
Net Loss Per Share - Basic	$(0.23)	$(0.24)
Net Loss Per Share - Dilutecd	$(0.23)	$(0.24)
Weighted Average Number of Shares Outstanding - Basic	188,391,331	94,535,955
Weighted Average Number of Shares Outstanding - Diluted	188,391,331	94,535,955
See accompanying notes to the consolidated financial statements

Gold Flora Corporation Consolidated Statements of Changes in Shareholders’ Deficit (In USD, in thousands, except for share and per share data)

	Number of Units
	Class B		Class C	Class E
	Founder Units	Investor Units	Investor Units	Participation Units	Members' Capital	Common Stock Shares	Par Value	Additional Paid in Capital	Accumulated Deficit	Total Shareholders' Deficit Attributable to Gold Flora Corp.	Non-controlling Interest	Total Shareholders' Deficit
Balance December 31, 2021	34,129,000	9,871,000	12,702,421	4,349,544	$40,674	-		$-	$(44,463)	$(3,789)	$373	$(3,416)
Retroactive application of Recapitalization (1)	(34,129,000)	(9,871,000)	(12,702,421)	(4,349,544)	$(40,674)	93,000,458	$930	$39,744	$-	$-	$-	$-
BALANCE AS OF DECEMBER 31, 2021, After Effect of Retroactive Application of Recapitalization (1)	-	-	-	-	$-	93,000,458	$930	$39,744	$(44,463)	$(3,789)	$373	$(3,416)
Contributions, Net	-	-	-	-	-	-	-	48		48	-	48
Equity Component of Convertible Debt	-	-	-	-	-	-	-	1,921		1,921	-	1,921
Accrued Preferred Distribution to Members	-	-	-	-	-	-	-		(1,601)	(1,601)	-	(1,601)
Shares issued for Stately Penalty - Relief of Liability	-	-	-	-	-	1,324,421	13	587		600	-	600
Share Based Compensation	-	-	-	-	-	472,223	5	387		392	-	392
Net Loss	-	-	-	-	-	-	-	-	(21,324)	(21,324)	(199)	(21,523)
Balance December 31, 2022	-	-	-	-	$-	94,797,102	$948	$42,687	$(67,388)	$(23,753)	$174	$(23,579)

(1) Amounts shown have been retroactively restated to give effect to the recapitalization transaction at a rate of 1 to 1.5233 Gold Flora LLC unit.

See accompanying notes to the consolidated financial statements

Gold Flora Corporation Consolidated Statements of Changes in Shareholders’ Deficit (In USD, in thousands, except for share and per share data)

	Number of Units
	Class B		Class C	Class E
	Founder Units	Investor Units	Investor Units	Participation Units	Members' Capital	Common Stock	Par Value	Additional Paid in Capital	Accumulated Deficit	Total Shareholders' Deficit Attributable to Gold Flora Corp.	Non-controlling Interest	Total Shareholders' Deficit
Balance December 31, 2022	34,129,000	9,871,000	13,571,863	4,659,544	$43,635	-		$-	$(67,388)	$(23,753)	$174	$(23,579)
Retroactive application of Recapitalization (1)	(34,129,000)	(9,871,000)	(13,571,863)	(4,659,544)	$(43,635)	94,797,102	$948	$42,687	$-	$-	$-	$-
BALANCE AS OF DECEMBER 31, 2022, After Effect of Retroactive Application of Recapitalization (1)	-	-	-	-	$-	94,797,102	$948	$42,687	$(67,388)	$(23,753)	$174	$(23,579)
Contributions, Net	—	—	—	—	—	-	-	664	-	664	-	664
Cancellation of Common Stock related to Participation Units	—	—	—	—	—	(455,480)	(5)	5	-	-	-	-
Acquisition Date True Up	—	—	—	—	—	1,235,893	12	(12)	-	-	-	-
Exercise of Equity Rights on Prior Acquisition	—	—	—	—	—	6,776,482	68	(68)	-	-	-	-
Cancellation of Common Shares	—	—	—	—	—	(981,699)	(10)	10	-	-	-	-
Shares Issued for Vesting of RSU's, Net	—	—	—	—	—	34,773	-	-	-	-	-	-
Accrued Preferred Distribution to Members	—	—	—	—	—	-	-	-	(825)	(825)	-	(825)
Preferred Distribution Payable Converted to Shares	—	—	—	—	—	8,937,247	89	8,464	-	8,553	-	8,553
Fair value of Shares Issued in a Business Combination	—	—	—	—	—	132,811,589	1,328	19,990	-	21,318		21,318
Shares issued for Conversion of Debt	—	—	—	—	—	39,166,191	392	27,068	-	27,460	-	27,460
Conversion of Broker Units	—	—	—	—	—	251,858	3	294	-	297	-	297
Shares issued for Contingent Consideration Amendment	—	—	—	—	—	1,096,776	11	164	-	175	-	175
Issuance of Shares for Debt Extinguishment	—	—	—	—	—	3,808,250	38	571	-	609	-	609
Share-Based Compensation	—	—	—	—	—	-	-	740	-	740	-	740
Net Loss	—	—	—	—	—	—	$—	$—	$(42,620)	$(42,620)	$(40)	$(42,660)
Balance December 31, 2023	—	—	—	—	$—	287,478,982	$2,874	$100,577	$(110,833)	$(7,382)	$134	$(7,248)
(1) Amounts shown have been retroactively restated to give effect to the recapitalization transaction at a rate of 1 to 1.5233 Gold Flora, LLC unit.

See accompanying notes to the consolidated financial statements

Gold Flora Corporation Consolidated Statements of Cash Flows (In USD, in thousands, except for share and per share data)

	December 31, 2023	December 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(42,660)	$(21,523)
Adjustments to Reconcile Net Loss to Net Cash Used In Operating Activities:
Depreciation and Amortization	13,164	8,406
Gain on Bargain Purchase Price	(30,213)	—
Impairment Expense	11,068	—
Gain on Sale of Asset	(86)	—
Loss on Extinguishment of Debt	1,440	—
Non-Cash Operating Lease Expense	593	(47)
Non-Cash Interest Expense on Finance Leases Added to Principal	2,147	3,530
Non-Cash Interest Expense on Convertible Notes Payable added to Principal	280	301
Gain on Forgiveness of Convertible Debentures	(301)	—
Change in Fair Value of Earnout Liability	4,375	(13,592)
Deferred Income Taxes	3,683	692
Reserve for Inventory	1,594	428
Debt Discount Amortization	37	460
Debt Issue Cost Amortization	1,605	5,151
Share-Based Compensation	740	392
Bad Debt Expense	583	373
Change in Operating Assets and Liabilities:
Accounts Receivable	1,080	(759)
Prepaid Expenses and Other Current Assets	106	(173)
Deposits and Other Long Term Assets	848	(2,557)
Inventory	(5,754)	2,544
Accounts Payable and Accrued Liabilities	(3,954)	(1,590)
Accrued Interest and Taxes Payable	8,443	2,821
NET CASH USED IN OPERATING ACTIVITIES	(31,182)	(15,143)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash Received from Asset Sale	314	—
Receipt of Cash from Notes Receivable	49	193
Issuance of Notes Receivable	(38)	(47)
Purchase of Property and Equipment and Construction Costs	(1,753)	(7,727)
Cash Received from Acquisition	55,629	—
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	54,201	(7,581)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Convertible Notes, Net of Issue Costs	—	10,300
Proceeds from Related Party Loan	—	285
Payment of Convertible Notes	(824)	—
Repayment of Notes	(7,782)	—

Proceeds from Notes	5,000	4,444
Principal Repayments of Finance Lease Liability	(1,769)	(304)
Payment of Acquisition Payable	—	(10,111)
Contributions, Net	664	48
Payment of Earnout Liability	(2,000)	—
Lease Incentive Payments Received	1,013	5,824
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(5,698)	10,486

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	17,321	(12,238)
Cash and Cash Equivalents, Beginning of Period	5,217	17,455
CASH AND CASH EQUIVALENTS, END OF PERIOD	$22,538	$5,217

SUPPLEMENTAL DISCLOSURE FOR CASH FLOW INFORMATION:
Cash Paid for Interest	$17,412	$13,627
Cash Paid for Taxes	$405	$5,262

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Reduction in Lease Liability and Right-of-Use Asset Due to Lease Modification	$—	$3,906
Obtaining Property and Equipment in Exchange for Finance Lease Liabilities	$3,383	$4,884
Other Current Assets Reclassed to Property Plant and Equipment	$2,175	$—
Notes Receivable Offset with Accrued Expense	$—	$1,551
Equity Issued to offset Accrued Expense	$472	$600
Equity Component of Convertible Debt	$—	$1,921
Reclass of Equipment Deposits to Property and Equipment	$1,822	$—
Conversion of Preferred Dividends Payable to Equity	$8,553	$—
Recognition of Right-of-Use Assets and Lease Liabilities for Operating Leases	$2,567	$—
Accretion of Dividends Payable	$825	$1,601
Shares issued for Conversion of Debt	$27,460	$—
Conversion of Earn Out Liability to Notes Payable	$2,200	$—
Accrued Interest Added to Principle of Convertible Notes Payable	$2,348	$—
Not receivable Received upon Sale of Assets	$300	$—
Debt Issued to finance Insurance Premiums	$2,167	$—
See accompanying notes to the consolidated financial statements

Gold Flora Corporation Notes to Consolidated Financial Statements (In USD, in thousands, except for share and per share data)

1. NATURE OF OPERATIONS

Gold Flora Corporation, the “Company”, "Gold Flora", and “GFC”, refer to Gold Flora Corporation, a holding company domesticated in the State of Delaware by way of corporate continuance from British Columbia, Canada on July 7, 2023. The Company’s registered office is located at 3165 Red Hill Avenue, Costa Mesa, CA 92626.
Gold Flora, LLC is a California limited liability company that was formed on November 15, 2016 and is a vertically integrated single-state operator that, through various subsidiaries, has cultivation, manufacturing, distribution and retail operations in California. While the nature of it's operations is legalized and approved by the State of California, it is considered to be an illegal activity under the Controlled Substances Act of the United States of America (the “CSA”). Accordingly, certain additional risks and uncertainties are present as discussed in the following notes.
On July 7, 2023, the Gold Flora LLC completed a merger under the Business Combination with TPCO Holding Corp. ("TPCO"), a publically traded company. In connection with the transaction, the Company was deemed to be the accounting acquirer and TPCO was the legal acquirer, and for the purpose of facilitating the merger, a new entity, Gold Flora Corporation was formed. Pursuant to the merger, TPCO, Stately Capital Corporation and GFC, amalgamated. The surviving amalgamated company was named GFC and re-domiciled to Delaware, United States and serves as the parent entity for the Gold Flora group of companies. GFC acquired all of the issued and outstanding membership units of the Gold Flora, LLC as well as all of the outstanding shares of Blocker and Blocker2. See Note 8 for further information.

On October 1, 2019, the Gold Flora LLC and GF Distribution LLC ("GF Distribution"), a subsidiary, entered into an asset purchase and contribution agreement to purchase substantially all assets of Shelf Life Inc. (“SLI”). SLI sold its assets to GF Distribution in exchange to GF Distribution’s obligation to pay up to $5,200 in cash and SLI contributed the goodwill related to the assets in exchange for a 3.1% membership interest in GF Distribution. The transaction closed on October 1, 2019.

On January 11, 2021, the Gold Flora LLC entered into an asset contribution agreement to purchase substantially all assets of Stately, a Canadian based company focused on the development and acquisition of cannabis brands in the U.S. Stately contributed primarily cash and a note receivable for an aggregate total of $8,314, net of issuance costs. In exchange, Gold Flora, LLC issued 8,694,421 Class C units along with a warrant to purchase 2,741,359 Class C units.

On September 30, 2021, the Gold Flora LLC closed in one transaction the acquisition of Higher Level of Care Hollister, Inc. and Higher Level of Care, Seaside, Inc. (“Higher Level of Care”). Total consideration was $26,713 with $8,793 paid in cash, $7,328 paid with equity rights in Gold Flora LLC, and $10,592 paid with a secured note payable to the sellers of Higher Level of Care.

On December 31, 2021, the Gold Flora LLC closed on the acquisition of Captain Kirk Services, Inc. dba Airfield Supply Co. (“Airfield”). Total consideration was $36,459 with $10,111 to be paid in cash, $2,766 paid with Class C units issued by Gold Flora, and $9,990 paid with a secured note payable to the sellers of Airfield and a potential earn out of $13,592.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Preparation and Statement of Compliance

The accompanying consolidated financial statements have been prepared on a going concern basis in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and reflect the accounts and operations of the Company and those of the Company’s subsidiaries in which the Company has a controlling financial interest. Investments in entities in which the Company has significant influence, but less than a controlling financial interest, are accounted for using the equity method.

All intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial position of the Company as of December 31, 2023 and 2022, the consolidated results of operations and cash flows for the years ended December 31, 2023 and 2022 have been included.

Basis of Measurement

These consolidated financial statements have been prepared on the going concern basis, under the historical cost convention, except for certain financial instruments that are measured at fair value as described herein.

Gold Flora Corporation Notes to Consolidated Financial Statements (In USD, in thousands, except for share and per share data)
Going Concern

Historically, the Company’s primary source of liquidity has been its operations, capital contributions made by members and debt financing. The Company is currently meeting its current operational obligations as they become due from its current working capital and from operations. However, the Company has sustained annual losses since inception and may require additional capital in the future. As of December 31, 2023 and 2022, the Company had a total shareholders’ deficit attributable to the Company of $7,248 and $23,579, respectively, a net loss attributable to the Company of $42,620 and $21,324 for the year ended December 31, 2023 and 2022, respectively and net cash used in operating activities of $31,182 and $15,143, for the year ended December 31, 2023 and 2022. Because of these factors, there is substantial doubt about the Company’s ability to continue as a going concern.

As of December 31, 2023 and 2022, the accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to substantial doubt about the Company’s ability to continue as a going concern.

As described in Note 8, the Company consummated a merger with TPCO on July 7, 2023, forming GFC. GFC anticipates realizing synergies from this acquisition, as well as plans to reduce operating expenses through various strategic initiatives and aggressive cost-cutting measures which the Company believes will allow it to operate for at least the next twelve months. In addition, GFC plans to raise additional financing if needed to help fund operations. However, there can be no assurance that the Company will be successful in achieving its objectives. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to substantial doubt about the Company’s ability to continue as a going concern.

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

Functional and Presentation Currency

The Company’s functional currency, as determined by management, is the United States (“U.S.”) dollar. These consolidated financial statements are presented in U.S. dollars.

Basis of Consolidation

The consolidated financial statements for the years ended December 31, 2023 and 2022 include the accounts of the Company, its wholly-owned subsidiaries, and its partially-owned subsidiaries on a consolidated basis after elimination of intercompany transactions and balances.

Gold Flora Corporation Notes to Consolidated Financial Statements (In USD, in thousands, except for share and per share data)
The following are the Company’s wholly owned subsidiaries that are included in these consolidated financial statements as of and for the years ended December 31, 2023 and 2022:

Subsidiaries	Ownership interest December 31, 2023	Ownership interest December 31, 2022
Gold Flora LLC	100%	N/A
GF Investco, Inc.	100%	—%
GF Investco 2, Inc.	100%	—%
Stately Brands U.S Corp.	100%	—%
Black Lion Farms LLC	100%	100%
Black Lion Labs LLC	100%	100%
GF Distribution LLC	97%	97%
Gold Flora Partners, LLC	100%	100%
Gold Flora Partners Costa Mesa, LLC	100%	100%
Gold Flora Partners Corona, LLC	100%	100%
Gold Flora Acquisition Fund 1, LLC	100%	100%
Higher Level of Care Seaside, Inc.	100%	100%
Higher Level of Care Hollister, Inc.	100%	100%
Captain Kirk Services, Inc.	100%	100%
TPCO US Holding LLC	100%	—%
Social Equity Ventures LLC	100%	—%
CMG Partners, Inc.	100%	—%
Well. by Caliva Centers, LLC	100%	—%
Live Zola, LLC	100%	—%
NC3 Systems, Inc.	100%	—%
NC4 Systems, Inc.	100%	—%
NC5 Systems, Inc.	100%	—%
NC6 Systems, Inc.	100%	—%
Caliva CARERC1, LLC	100%	—%
Caliva CAMISJ2, Inc.	100%	—%
OG California Branding, Inc.	100%	—%
G&C Staffing, LLC	100%	—%
Alpha Staffing, LLC	100%	—%
Caliva CAREWH1, LLC	100%	—%
Caliva CARECE1, LLC	100%	—%
Caliva CADESA1, LLC	100%	—%
Caliva CADEEM1, LLC	100%	—%
Caliva CAREST1, LLC	100%	—%
Caliva MSA, LLC	100%	—%
1260755 BC Ltd.	100%	—%
Sturdivant Ventures, LLC	100%	—%
LCV Holdings, HMB, LLC	100%	—%

Gold Flora Corporation Notes to Consolidated Financial Statements (In USD, in thousands, except for share and per share data)

LCV Holdings SISU 710, LLC	100%	—%
Fluid South, Inc.	100%	—%
Capitol Cocoa, Inc.	100%	—%
Varda Inc.	100%	—%
Coast L Acquisition Corp	100%	—%
Coastal Dispensary, LLC	100%	—%
Coastal Delivery Service, LLC	100%	—%
Coastal Retail Lompoc, LLC	100%	—%
Southern California Collective, Inc.	100%	—%
Releaf Alternative Inc.	100%	—%
Coastal Retail Concord, LLC	100%	—%
Coastal Delivery SLO, LLC	100%	—%
Left Coast Ventures, Inc.	100%	—%
Coastal MergerSub 2, LLC	100%	—%
Coastal Manufacturing LLC	100%	—%
Coastal Distribution LLC	100%	—%
Jamaba Properties LLC	100%	—%
Calma WeHo LLC	100%	—%

Use of estimates

The preparation of these consolidated financial statements and accompanying notes in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ from those estimates.

Non-controlling Interests

Non-controlling interests (“NCI”) represent equity interests owned of the Company’s subsidiaries by outside parties. NCI may be initially measured at fair value or at the NCI’s proportionate share of the recognized amounts of the acquiree’s identifiable net assets. The choice of measurement is made on a transaction-by-transaction basis. Gold Flora elected to measure each NCI at its proportionate share of the recognized amounts of the acquiree’s identifiable net assets. The share of net assets attributable to NCI are presented as a component of equity. Their share of net income or loss and comprehensive income or loss is recognized directly in equity. Total comprehensive income or loss of subsidiaries is attributed to the shareholders of the Company and to the NCI, even if this results in the NCI having a deficit.

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

Gold Flora Corporation Notes to Consolidated Financial Statements (In USD, in thousands, except for share and per share data)
When the initial accounting for a business combination has not been finalized by the end of the reporting period in which the transaction occurs, the Company reports provisional amounts. Provisional amounts are adjusted during the measurement period, which does not exceed one year from the acquisition date. These adjustments, or recognition of additional assets or liabilities, reflect new information obtained about facts and circumstances that existed at the acquisition date that, if known, would have affected the amounts recognized at that date.

Cash and Cash Equivalents

Cash and cash equivalents include cash deposits in financial institutions, other deposits that are readily convertible into cash, with original maturities of three months or less, and cash on-hand held at the Company’s locations. The Company maintains cash balances at various U.S. banks with balances in excess of the Federal Deposit Insurance Corporation limits. The failure of a bank where the Company has significant deposits could result in a loss of a portion of such cash balances in excess of the insured limit, which could materially and adversely affect the Company’s business, financial condition and results of operations. As of December 31, 2023 and 2022, the Company has not experienced any losses with regards to its cash balances.

Accounts Receivable

Accounts receivable are recorded net of an allowance for doubtful accounts. The Company estimates the allowance for doubtful accounts based on existing contractual payment terms, actual payment patterns of its customers and individual customer circumstances. For the years ended December 31, 2023 and 2022 the Company recorded approximately $236 and $756, respectively, in allowance for doubtful accounts and wrote off approximately $583 and $373 during each respective period..

Investments in non-marketable securities

Investments in equity securities of nonpublic entities without readily determinable fair values are carried at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

Inventories

Inventory is comprised of raw materials, finished goods and work-in-process such as pre-harvested cannabis plants and by-products to be extracted. The costs of growing cannabis, including but not limited to labor, utilities, nutrition and supplies, are capitalized into inventory. All direct and indirect costs related to inventory are capitalized when incurred, and subsequently recorded as cost of goods sold in the consolidated statements of operations upon sale.

Raw materials and work-in-process is stated at the lower of cost or net realizable value, determined using the weighted average cost. Finished goods inventory is stated at the lower of cost or net realizable value, with cost being determined on the first-in, first-out (“FIFO”) method of accounting. Net realizable value is determined as the estimated selling price in the ordinary course of business less estimated costs to sell.

The Company periodically reviews physical inventory for excess, obsolete, and potentially impaired items and reserves. The Company reviews inventory for obsolete, redundant and slow-moving goods and any such inventory is written down to net realizable value. Packaging and supplies are initially valued at cost. The reserve estimate for excess and obsolete inventory is based on expected future use. The reserve estimates have historically been consistent with actual experience as evidenced by actual sale or disposal of the goods. Shipping and handling costs are recorded as a component of costs of goods sold.

Property and Equipment

Property and equipment are stated at cost, including capitalized borrowing costs, net of accumulated depreciation and impairment losses, if any. Expenditures that materially increase the life of the assets are capitalized. Ordinary repairs and maintenance are expensed as incurred. Depreciation is calculated on a straight-line basis over the estimated useful life of the asset using the following terms and methods:

Machinery and Equipment        3 - 10 years
Furniture and Fixture        3 - 4 years
IT Equipment         2 - 3 years
Leasehold Improvements        Shorter of Lease Term or Economic Life
Vehicle                 5 years

Gold Flora Corporation Notes to Consolidated Financial Statements (In USD, in thousands, except for share and per share data)
The assets’ residual values, useful lives and methods of depreciation are reviewed at each financial year-end and adjusted prospectively if appropriate. An item of equipment is derecognized upon disposal or when no future economic benefits are expected from its use. Any gain or loss arising on de-recognition of the asset (calculated as the difference between the net disposal proceeds and the carrying value of the asset) is included in operations in the year the asset is derecognized.

Intangible Assets

Intangible assets with finite lives are stated at the amount initially recognized less accumulated amortization and accumulated impairment losses. Intangible assets with finite life are amortized on a straight-line basis as follows:

Tradename         5 - 20 years
Licenses             Greater of Lease term or estimated useful life
Non-Compete             2 years

The estimated useful life and amortization method are reviewed at the end of each reporting period, with the effect of any changes in estimate being accounted for on a prospective basis.

Goodwill

Goodwill represents the excess of the purchase price paid for the acquisition of an entity over the fair value of the net tangible and identifiable intangible assets acquired. Goodwill is either assigned to a specific reporting unit or allocated between reporting units based on the relative fair value of each reporting unit. Goodwill is not subject to amortization and is tested annually for impairment, or more frequently if events or changes in circumstances indicate that they might be impaired. The Company reviews goodwill, annually for impairment or more frequently if events or circumstances indicate that the carrying value may not be recoverable. An impaired asset is written down to its estimated fair value based on the most recent information available. The Company may elect to first perform a qualitative assessment to determine whether it is more-likely-than-not that the reporting unit’s fair value is less than its carrying value indicating the potential for goodwill impairment. If factors indicate this is the case, then a quantitative test is performed. Under the quantitative test, the Company assesses the fair values of its reporting units for goodwill testing purposes, using an income-based approach. Under the income approach, fair value is based on the present value of estimated future cash flows. The income approach is dependent on a number of factors, including forecasted revenues and expenses, appropriate discount rates and other variables. The annual impairment review utilizes the estimated fair value of the overall reporting unit and compares the estimated fair values to the carrying values as of the testing date. If the carrying value of the reporting unit exceeds the fair values with the excess being the impairment charge.

Deposits

Deposits mainly represent advance payment on purchases of property and equipment and advance payment on leased properties.

Related Parties

The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) subtopic 850-10, “Related Party Disclosures”, for the identification of related parties and disclosure of related party transactions. Material related party transactions are required to be disclosed in the financial statements, other than compensation arrangements, expense allowances and other similar items in the ordinary course of business. The disclosures shall include: a) the nature of the relationship(s) involved; b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which a statement of operations is presented and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c) the dollar amounts of transactions for each of the periods for which a statement of operations is presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d) amounts due from or to related parties as of the date of balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Convertible Notes Payable

The Company evaluates and accounts for conversion options embedded in its convertible instruments in accordance with ASC 815, “Accounting for Derivative Instruments and Hedging Activities” (“ASC 815”). ASC 815 generally provide three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free-standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not remeasured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a

Gold Flora Corporation Notes to Consolidated Financial Statements (In USD, in thousands, except for share and per share data)
separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. Professional standards also provide an exception to this rule when the embedded features meet the criteria of contracts in an entity’s own equity in ASC 815-40.

The Company accounts for convertible instruments (when it has determined that the embedded conversion options should not be bifurcated from their host instruments) in accordance ASC 470, “Accounting for Convertible Securities with Beneficial Conversion Features”, as those professional standards pertain to “Certain Convertible Instruments”. Accordingly, the Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their earliest date of redemption. The Company also records when necessary deemed dividends for the intrinsic value of conversion options embedded in preferred shares based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. ASC 815 provides that generally, if an event that is not within the entity’s control could or require net cash settlement, then the contract shall be classified as an asset or a liability.

Warrants

The Company classified its warrants as either liability or equity instruments in accordance with ASC 480, “Distinguishing Liabilities from Equity” (ASC 480) and ASC 815, “Derivatives and Hedging” (ASC 815), depending on the specific terms of the warrant agreement. The fair value of all warrants issued are determined by using the Black-Scholes Option Pricing valuation technique and were assigned based on the relative fair value of financial instruments issued, debt and the warrants.

Leases

The Company accounts for its leases in accordance with ASU 2016-02, “Leases (Topic 842)” (“ASC 842”). In addition, the Company elected accounting policy elections to exclude from the consolidated balances the right-of-use (“ROU”) assets and lease liabilities related to short-term leases, which are those leases with a lease term of twelve months or less that do not include an option purchase the underlying lease asset that the Company is reasonably certain to exercise and to not separate leases and non-lease components. The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease ROU assets and accrued obligations under operating lease (current and non-current) liabilities in the Consolidated Balance Sheets. Finance lease ROU assets are included in property and equipment, net and finance lease obligations are included under finance lease (current and non-current) liabilities in the Consolidated Balance Sheets. Leases with an initial term of 12 months or less are not recorded on the Consolidated Balance Sheets and are expensed in the Consolidated Statements of Operations on the straight-line basis over the lease term.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets are classified as a finance lease or an operating lease. A finance lease is a lease in which 1) ownership of the property transfers to the lessee by the end of the lease term; 2) the lease grants the lessee an option to purchase the underlying asset that the lessee is reasonably certain to exercise; 3) the lease is for a major part of the remaining economic life of the underlying asset; or 4) the present value of the sum of the lease payments and any residual value guaranteed by the lessee that is not already included in the lease payments equals or exceeds substantially all of the fair value; or 5) the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. The Company classifies a lease as an operating lease when it does not meet any one of these criteria. Refer to “Note 9 – Leases” for further discussion.

The Company applies judgment in determining whether a contract contains a lease and if a lease is classified as an operating lease or a finance lease. The Company applies judgement in determining the lease term as the non-cancellable term of the lease, which may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. All relevant factors that create an economic incentive for it to exercise either the renewal or termination are considered. The Company reassesses the lease term if there is a significant event or change in circumstances that is within its control and affects its ability to exercise or not to exercise the option to renew or to terminate. It considers whether the Company can benefit from the ROU asset either on its own or together with other resources and whether the asset is highly dependent on or highly interrelated with another ROU asset.

Income Taxes

Prior to the merger, certain of the Company’s subsidiaries are limited liability companies which are treated as a partnership for income tax purposes with all income tax liabilities and/or benefits of the Company passed- through to its members. As such, no recognition of federal or state income taxes for those subsidiaries have been provided for in the accompanying consolidated financial statements. Post merger, these subsidiaries are no longer treated as partnerships for income tax purposes.

Gold Flora Corporation Notes to Consolidated Financial Statements (In USD, in thousands, except for share and per share data)
The Company accounts for uncertain tax positions in accordance with Financial Accounting Standards Board (“FASB”) ASC 740-10, “Income Taxes”. The Company recognizes the tax benefit from uncertain tax positions only if it more-likely-than-not that the tax positions will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefit is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company recognizes interest and penalties related to income tax matters in income tax expense. Generally, the Company is subject to examination by U.S. federal (or state and local) income tax authorities for three to four years from the filing of a tax return. The Company does not have any entity level uncertain tax positions.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. The state income tax returns generally remain open for the 2019 tax year through the present.

As the Company operates in the legal cannabis industry, the Company is subject to the limits of Internal Revenue Code Section 280E which the Company is only allowed to include expenses directly related to sales of product.

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

In order to recognize revenue under ASU 2014-09, the Company applies the following five (5) steps:

a.Identify a customer along with a corresponding contract;
b.Identify the performance obligation(s) in the contract to transfer goods or provide distinct services to a customer;
c.Determine the transaction price the Company expects to be entitled to in exchange for transferring promised goods or services to a customer;
d.Allocate the transaction price to the performance obligation(s) in the contract; and
e.Recognize revenue when or as the Company satisfies the performance obligation(s).

Revenues consist of wholesale and retail operations of cannabis, which are generally recognized at a point in time when control over the goods have been transferred to the customer and is recorded net of sales discounts. Payment is typically due upon transferring the goods to the customer or within a specified time period permitted under the Company’s credit policy.

Revenue is recognized upon the satisfaction of the performance obligation. The Company satisfies its performance obligation and transfers control upon delivery and acceptance by the customer. Revenues, net, are disaggregated for the years ended December 31, 2023 and 2022 as follows:

	December 31, 2023	December 31, 2022
Wholesale	$12,517	$10,944
Retail	78,447	54,715
Total Revenues, Net	$90,964	$65,659

The Company has a customer loyalty program whereby customers are awarded points with in store and online delivery purchases. Once a customer achieves a certain point level, points can be used to pay for the purchase of product, up to a maximum number of points per transaction. Points expire after six months of no activity in a customer’s account.

Unredeemed awards are recorded as deferred revenue. At the time customers redeem points, the redemption is recorded as an increase to revenue. Deferred revenue is included in other accrued expenses within accounts payable and accrued liabilities.

The Company’s return policy conforms to the Medicinal and Adult-Use Cannabis Regulation and Safety Act (“MAUCRSA”), which was signed into law in September 2017 and creates the general framework for the regulation of commercial medicinal and adult-use cannabis in California. The Company determined that no provision for returns or refunds was necessary at December 31, 2023 and 2022.

Advertising

The Company expenses advertising costs when the advertising first takes place. Advertising expenses were $2,722 and $524 for the year ended December 31, 2023 and 2022, respectively.

Gold Flora Corporation Notes to Consolidated Financial Statements (In USD, in thousands, except for share and per share data)
Cost of sales

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
Share – Based Compensation

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

For share-based payment awards that are subject to performance-based conditions, the Company records compensation expense over the estimated service period once the achievement of the performance-based milestone is considered probable. At each reporting date, the Company assesses whether achievement of a milestone is considered probable, and if so, records compensation expense based on the portion of the service period elapsed to date with respect to that milestone, with a cumulative catch-up, net of estimated forfeitures. The Company recognizes the remaining compensation expense with respect to a milestone, if any, over the remaining estimated service period.

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

The fair value of the share options granted is measured using the Black Scholes option pricing model, taking into account the terms and conditions upon which the share options were granted.

For share-based compensation granted to non-employees, the compensation expense is measured at the fair value of the equity instruments granted and recognized as the services are received.

Interest Expense

Interest expenses consists of interest expense from notes payable and convertible notes payable at contractual rates, finance lease liability interest expense at the Company's implied incremental borrowing rates and interest expense related to the amortization of debt discount and loan fees on the Company's notes payable and convertible notes payable.

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

Fair Value of Financial Instruments
The Company applies fair value accounting for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value

Gold Flora Corporation Notes to Consolidated Financial Statements (In USD, in thousands, except for share and per share data)
measurements for assets and liabilities that are required to be recorded at fair value, the Company considers all related factors of the asset by market participants in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions, and credit risk.
The Company applies the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels, and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:
Level 1—Unadjusted quoted prices in active markets for identical assets or liabilities;
Level 2—Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly; and
Level 3—Inputs for the asset or liability that are not based on observable market data.
In accordance with the fair value accounting requirements, companies may choose to measure eligible financial instruments and certain other items at fair value. The Company has not elected the fair value option for any eligible financial instruments. There have been no transfers between fair value levels during the years ended December 31, 2023 and 2022.

Financial instruments are measured at amortized cost or at fair value. Financial instruments measured at amortized cost consist of prepaid expenses and other current assets, accounts payable and accrued liabilities, wherein the carrying value approximates fair value due to its short-term nature. Other financial instruments measured at amortized cost include notes payable and other liabilities wherein the carrying value at the effective interest rate approximates fair value as the interest rate for notes payable approximate a market rate for similar instruments offered to the Company.

Commitments and Contingencies

Periodically, the Company reviews the status of each significant matter and assesses the potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable, and the amount can be reliably estimated, such amount is recognized in other liabilities.

Contingent liabilities are measured at management’s best estimate of the expenditure required to settle the obligation at the end of the reporting period and are discounted to present value where the effect is material. The Company performs evaluations to identify onerous contracts and, where applicable, records contingent liabilities for such contracts.

Contingent consideration is measured upon acquisition and is estimated using probability weighting of potential payouts. Subsequent changes in the estimated contingent consideration from the final purchase price allocation are recognized in the Company’s consolidated statement of operations.

Impairment of Other Long-Lived Assets

The Company evaluates the recoverability of other long-lived assets, including property, plant and equipment, and certain identifiable intangible assets, whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. The Company performs impairment tests of indefinite-lived intangible assets on an annual basis or more frequently in certain circumstances. Factors which could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the assets or the strategy for the overall business, a significant decrease in the market value of the assets or significant negative industry or economic trends.

When the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the indicators, the assets are assessed for impairment based on the estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the carrying value of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset’s carrying value over its fair value. There was no impairment charge related to long-lived assets for the years ended December 31, 2023 and 2022.

Significant Accounting Judgments, Estimates and Assumptions

The preparation of the Company’s consolidated financial statements requires management to make judgments, estimates and assumptions that affect the application of policies and reported amounts of assets and liabilities, and revenue and expenses. Actual results may differ from these estimates. The estimates and underlying assumptions are reviewed on an ongoing basis. Revisions to accounting estimates are recognized in the period in which the estimate is revised if the revision affects only that period or in the period of the revision and future periods if the revision affects both current and future periods. Significant judgments, estimates and assumptions that have the most significant effect on the amounts recognized in the consolidated financial statements are described below.

Gold Flora Corporation Notes to Consolidated Financial Statements (In USD, in thousands, except for share and per share data)
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

Any contingent consideration is measured at fair value at the acquisition date. If the contingent consideration is classified as equity, it is not remeasured. Otherwise, subsequent changes in the fair value of the contingent consideration are recognized in earnings. The Company recognizes indemnification assets acquired in a business combination at the same time that it recognizes the indemnified item, measured on the same basis as the indemnified item, subject to the need for the valuation allowance for uncollectible amounts.

When the initial accounting for a business combination has not been finalized by the end of the reporting period in which the transaction occurs, the Company reports provisional amounts. Provisional amounts are adjusted during the measurement period, which does not exceed one year from the acquisition date. These adjustments, or recognition of additional assets or liabilities, reflect new information obtained about facts and circumstances that existed at the acquisition date that, if known, would have affected the amounts recognized at that date (See Note 8).

Inventories

The net realizable value of inventories represents the estimated selling price for inventories in the ordinary course of business, less all estimated costs of completion and costs necessary to make the sale. The determination of net realizable value requires significant judgment, including consideration of factors such as shrinkage, the aging of and future demand for inventory, expected future selling price the Company expects to realize by selling the inventory, and the contractual arrangements with customers. Reserves for excess and obsolete inventory are based upon quantities on hand, projected volumes from demand forecasts and net realizable value. The estimates are judgmental in nature and are made at a point in time, using available information, expected business plans, and expected market conditions. As a result, the actual amount received on sale could differ from the estimated value of inventory. Periodic reviews are performed on the inventory balance. The impact of changes in inventory reserves is reflected in cost of goods sold.

Goodwill Impairment

Goodwill is tested for impairment annually and whenever events or changes in circumstances indicate that the carrying amount of goodwill has been impaired. In order to determine if the value of goodwill has been impaired, the reporting unit to which goodwill has been assigned or allocated must be valued using present value techniques. When applying this valuation technique, the Company relies on a number of factors, including historical results, business plans, forecasts and market data. Changes in the conditions for these judgments and estimates can significantly affect the assessed value of goodwill.

The Company determines goodwill impairment in accordance with Accounting Standards Update (“ASU”) 2017-04 (Topic 35), “Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment”, which measures the impairment of goodwill by comparing a reporting unit’s carrying amount to the estimated fair value of the reporting unit. If the carrying amount of a reporting unit is in excess of its fair value, the Company recognizes an impairment charge equal to the amount in excess.

Determination of Reporting Units

The Company’s assets are aggregated into three reportable segments (wholesale, retail, and management) which is how the Company’s Chief Executive Officer, which is considered the chief operating decision maker of the Company, manages the business and makes operating decisions. The Company analyzed its reporting units by first reviewing the operating segments and further analyzed for segment managers for potential further disaggregation.

Consolidation

Judgment is applied in assessing whether the Company exercises control and has significant influence over entities in which the Company directly or indirectly owns an interest. The Company has control when it has the power over the subsidiary, has exposure or rights to variable returns, and has the ability to use its power to affect the returns. Significant influence is defined as the power to participate in the financial and operating decisions of the subsidiaries. Where the Company is determined to have control, these entities are consolidated. Additionally, judgment is applied in determining the effective date on which control was obtained.

Gold Flora Corporation Notes to Consolidated Financial Statements (In USD, in thousands, except for share and per share data)
Allowance for Uncollectible Accounts

Management determines the allowance for uncollectible accounts by evaluating individual receivable balances and considering accounts and other receivable financial condition and current economic conditions. Accounts receivable and financial assets recorded in other receivables are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded as income when received. All receivables are expected to be collected within one year of the balance sheet date.

Stock-Based Payments

Valuation of stock-based compensation and warrants requires management to make estimates regarding the inputs for option pricing models, such as the expected life of the award, the volatility of the Company’s stock price, the vesting period of the award and the risk-free interest rate. Actual results could differ from those estimates. The estimates are considered for each new grant of profit interests, or warrants.

Fair Value of Financial Instruments

The individual fair values attributed to the different components of a financing transaction, warrants, are determined using valuation techniques. The Company uses judgment to select the methods used to make certain assumptions and in performing the fair value calculations in order to determine (a) the values attributed to each component of a transaction at the time of their issuance; (b) the fair value measurements for certain instruments that require subsequent measurement at fair value on a recurring basis; and (c) for disclosing the fair value of financial instruments. These valuation estimates could be significantly different because of the use of judgment and the inherent uncertainty in estimating the fair value of these instruments that are not quoted in an active market.

New and Revised Standards

In November 2023, the FASB issued ASU No.2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures, to provide enhanced segment disclosures. The standard will require disclosures about significant segment expense categories and amounts for each reportable segment, for all periods presented. Additionally, the standard requires public entities to disclose the title and position of the Chief Operating Decision Maker (“CODM”) in the consolidated financial statements. These enhanced disclosures are required for all entities on an interim and annual basis, effective for fiscal years beginning after December 15, 2023, and interim periods within annual periods beginning after December 15, 2024. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) Improvements to Income Tax Disclosures, which requires public entities to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold on an annual basis. ASU 2023-09 is effective for the Company beginning the year ended June 01, 2024. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.
3. INVENTORY

	December 31, 2023	December 31, 2022
Raw materials	$1,882	$324
Work in progress	10,928	3,430
Finished Goods	5,562	4,066
Total Inventory	$18,372	$7,820
4. PREPAID AND OTHER CURRENT ASSETS

	December 31, 2023	December 31, 2022
Prepaid Expenses	$1,131	$1,959
Prepaid Insurance	1,808	167
Prepaid Inventory	515	98
Prepaid Deposits	2,711	2,175
Total Prepaid Expenses and Other Current Assets	$6,165	$4,399

Gold Flora Corporation Notes to Consolidated Financial Statements (In USD, in thousands, except for share and per share data)
5. PROPERTY AND EQUIPMENT

	December 31, 2023	December 31, 2022
Machinery and Equipment	$15,290	$4,460
IT Equipment	3,753	3,472
Vehicle	824	608
Leasehold Improvements	32,902	14,380
Furniture and Fixtures	971	473
Assets Under Construction	106	11,531
Total Property and Equipment, Gross	53,846	34,924
Less: Accumulated Depreciation and Amortization	(14,680)	(8,944)
Total Property and Equipment, Net	$39,166	$25,980

Assets under construction represent construction in progress related to both cultivation, distribution and extraction facilities not yet completed or otherwise not ready for use.

Depreciation and amortization expense for the years ended December 31, 2023 and 2022 totaled $5,946 and $5,298, respectively of which $3,565 and $1,904 respectively, is included in cost of goods sold.
6. INTANGIBLE ASSETS

	December 31, 2023	December 31, 2022
Trade Name	$10,864	$5,800
Licenses	42,542	35,000
Non-Compete	450	450
Total Intangible Assets, Gross	53,856	41,250
Less: Accumulated Amortization	(7,755)	(3,467)
Total Intangible Assets, Net	$46,101	$37,783

For the years ended December 31, 2023 and 2022, the Company recorded amortization expense related to intangible assets of $4,288 and $3,108 respectively. Additionally, during years ended December 31, 2023 and 2022, management noted no indications of impairment on its intangible assets.

The following is the future minimum amortization expense to be recognized for the years ended December 31,:

Year Ending December 31,	Estimated Amortization
2024	$4,558
2025	4,558
2026	4,558
2027	4,238
2028	3,542
Thereafter	24,647
Total Amortization Expense	$46,101

Gold Flora Corporation Notes to Consolidated Financial Statements (In USD, in thousands, except for share and per share data)
7. GOODWILL
All of the Company's recognized goodwill is assigned to the retail reporting unit, which is the operating segment level or one level below the operating segment. Goodwill arises when the purchase price for acquired businesses exceeds the fair value of tangible and intangible assets acquired less assumed liabilities. Goodwill is reviewed annually for impairment or more frequently if impairment indicators arise. The goodwill impairment test compares the fair value of a reporting unit with its carrying amount. The amount by which the carrying amount exceeds the reporting unit’s fair value is recognized as a goodwill impairment loss. The Company conducts its annual goodwill impairment assessment as of the last day of the fiscal year. As of December 31, 2022, goodwill was $11,068.

As of December 31, 2023, the Company recorded a goodwill impairment loss in the amount of $11,068 as a result of its annual assessment. The goodwill impairment loss reflects the decline in expected operating cash flows coupled with a decline in market values of dispensaries primarily due to increased availability of cannabis licenses and reduced barriers to entry in the legal cannabis industry.
8. BUSINESS ACQUISITION

On July 7, 2023, the Company completed a merger with TPCO, a publically traded company, for the purpose of expanding its retail footprint and to obtain synergies between the two companies. In connection with the transaction, the Company was deemed to be the accounting acquirer and TPCO was the legal acquirer, and for the purpose of facilitating the merger, a new entity, GFC, was formed. Pursuant to the merger, TPCO, Stately Capital Corporation and GFC, amalgamated pursuant to a court-approved plan of arrangement under the Business Corporations Act (British Columbia) and pursuant to the plan of arrangement continued from British Columbia into the State of Delaware as GFC, and GFC acquired all of the issued and outstanding membership units of the Company by way of a merger pursuant to the terms and conditions of an agreement and plan of merger as well as all of the outstanding shares of Blocker and Blocker2 by way of mergers pursuant to the terms and conditions of separate agreements and plan of merger.

Under the terms of the merger, the former holders of common stock of TPCO at the time of merger, received approximately 46% or 132,811,589 common stock, and the former holders of membership units of the Company received approximately 54%, of the outstanding common equity of GFC. The fair value of the common stock issued to the former holders of common stock of TPCO were valued using the closing trading price of TPCO on the date of merger.

In addition, the former members of the Company also obtained control of GFC’s board of directors. As a result, the Company was considered to be the accounting acquirer. Transaction costs incurred by the Company associated with this merger are approximately $3,123.

Gold Flora Corporation Notes to Consolidated Financial Statements (In USD, in thousands, except for share and per share data)
The acquisition noted above was accounted for in accordance with ASC 805 “Business Combinations”, accordingly, the preliminary allocation of the purchase price of business acquisition completed on July 7, 2023 is as follows:

Fair Value of Equity Issued and Replacement Equity Awards	$21,318
Fair Value of Common Stock Held by Dissenting TPCO Holding Corp. Shareholders	3,047
Settlement of Pre-Existing Relationships - Working Capital Loan	(5,125)
Total Consideration	$19,240

Net Assets Acquired (Liabilities Assumed)
Cash and Cash Equivalents	$55,629
Accounts Receivable, Net	1,249
Inventory	6,392
Prepaid Expenses and Other Current Assets	1,880
Assets Held for Sale	997
Indemnification Assets	3,194
Deposits and other Long Term Assets	1,253
Promissory Note Receivable	330
Property and Equipment	13,382
Right-of-Use Assets - Operating	12,814
Right-of-Use Assets - Finance	7,775
Intangible Assets	12,606
Accounts Payable and Accrued Liabilities	(15,326)
Accrued Interest	(330)
Taxes Payable	(15,067)
Deferred Tax Liability	(343)
Liabilities Held for Sale	(389)
Consideration Payable	(4,995)
Operating Lease Liabilities	(16,695)
Finance Lease Liabilities	(14,903)
Total Identifiable Net Assets	49,453
Gain on Bargain Purchase	(30,213)
Total Purchase Price	$19,240
Revenue and net loss included in the Company's consolidated statement of operations since the merger through December 31, 2023 was $31,817 and $20,427, respectively. Had the acquisition occurred as of January 1, 2022, the Company would have recognized additional revenue and net loss of $83,637 (unaudited) and $242,632 (unaudited), respectively, for the year ended December 31, 2022. Had the acquisition occurred as of January 1, 2023, the Company would have recognized additional revenue and net loss of $38,914 (unaudited) and $39,277 (unaudited), respectively, for the year ended December 31, 2023. Transaction costs of $3,123 were excluded from the determination of net loss had the acquisition occurred on January 1, 2023.
Indemnification assets acquired relate to TPCO from its' prior acquisitions and primarily relate to indemnifications from tax liabilities TPCO was not required to assume. The indemnification assets are measured on the same basis as the indemnified items, subject to the need for a valuation allowance for uncollectible amounts.

Gold Flora Corporation Notes to Consolidated Financial Statements (In USD, in thousands, except for share and per share data)
The estimated cash component of the consideration is the amount to be paid to the dissenting TPCO shareholders, which was calculated based on the TPCO closing share price of $0.17696 on June 14, 2023 (being the last trading date prior to the date of the TPCO shareholders meeting held to authorize the arrangement involving TPCO and Gold Flora) and recorded as a component of accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheet. Certain of the dissenting TPCO shareholders have asserted that the fair value of their shares is higher than the trading price, at least US$0.9847 per share. However, the ultimate amount required to be paid by the Company is subject to determination by the Supreme Court of British Columbia.

Due to the transaction being primarily an all stock transaction, the market conditions and trading prices of TPCO common stock at the date of merger, the consideration of the shares issued to the former common stock holders of TPCO was significantly lower than the net assets acquired by the Company. Accordingly, the transaction resulted in a bargain purchase price.

9. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	December 31, 2023	December 31, 2022
Accounts Payable	$13,339	$8,094
Accrued Payroll and Related	2,588	327
Accrued Purchases	2,839	53
Liability to Dissenting Shareholders	3,047	—
Other Accrued Expenses	5,529	4,746
Total Accounts Payable and Accrued Liabilities	$27,342	$13,220

10. LEASES

The Company leases certain business facilities from related parties and third parties under non-cancellable operating lease agreements that specify minimum rentals. The operating leases require monthly payments ranging from $2 to $78 and expire through August 2038. Certain lease monthly payments may escalate up to 5.0% each year. In such cases, the variability in lease payments is included within the current and noncurrent operating lease liabilities.

All real estate leases are recorded on the balance sheet. Equipment and other non-real estate leases with an initial term of twelve months or less are not recorded on the balance sheet. Lease agreements for some locations provide for rent escalations and renewal options. Certain real estate leases require payment for taxes, insurance and maintenance which are considered non-lease components. The Company accounts for real estate leases and the related fixed non-lease components together as a single component.

The Company determines if an arrangement is a lease at inception. The Company must consider whether the contract conveys the right to control the use of an identified asset. Certain arrangements require significant judgment to determine if an asset is specified in the contract and if the Company directs how and for what purpose the asset is used during the term of the contract.

Finance Leases

The Company has certain finance leases from third parties and related parties as of December 31, 2023 and 2022 for property in Desert Hot Springs, CA, Long Beach, CA, Commerce, CA, Corona, CA, and certain vehicle finance leases, with up to 30 years terms.

On November 14, 2022, the Company amended its Desert Hot Springs lease agreement which provided a $3,500 tenant improvement allowance and additional base rent of approximately $60 monthly and was accounted for as a modification under ASC 842.

During the year ended December 31, 2023, the Company entered into a lease agreement for property in Corona, CA with a related party. The lease was determined to be a finance lease, as such the Company recorded a finance lease asset and finance lease liability of $3,383.

Gold Flora Corporation Notes to Consolidated Financial Statements (In USD, in thousands, except for share and per share data)
ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease.

	December 31, 2023	December 31, 2022
Finance Lease Cost:
Amortization of Finance Lease Right-of-Use Assets	$2,930	$1,963
Interest on Lease Liabilities	11,940	9,254
Sublease (Income)	(1,776)	(2,321)
Operating Lease Cost	4,324	2,059
Total Lease Expenses	$17,418	$10,955

	December 31, 2023	December 31, 2022
Cash Paid for Amounts Included in the Measurement of Lease Liabilities:
Financing Cash Flows from Finance Lease, Principal Payment	$1,769	$304
Financing Cash Flows from Finance Lease, Interest Payment	$10,398	$5,669
Operating Cash Flows from Operating Leases, Gross	$3,926	$1,704
Cash Received for Lease Incentive Payments	$1,013	$5,824
Non-Cash Additions to Right-of-Use Assets and Lease Liabilities:
Reduction in Lease Liability and Right-of-Use Asset Due to Lease Modifications	$—	$(3,906)
Recognition of Right-of-Use Assets for Finance Lease	$3,383	$4,884
Right-of-Use Assets for Finance Lease Assumed on Business Acquisition	$7,775	$—
Recognition of Right-of-Use Assets for Operating Leases	$2,567	$—
Right-of-Use Assets for Operating Leases Assumed on Business Acquisition	$12,814	$—
Other information related to operating and finance leases as of and for the year ended December 31, 2023 are as follows:

	December 31, 2023	December 31, 2022
Weighted-Average Remaining Lease Term (Years) - Finance Leases	23.26	26.91
Weighted-Average Remaining Lease Term (Years) - Operating Leases	7.51	9.85
Weighted-Average Discount Rate - Finance Leases	15.63%	14.58%
Weighted-Average Discount Rate - Operating Leases	13.96%	12.57%
The maturity of the contractual undiscounted lease liabilities as of December 31, 2023:

Year Ending December 31,	Operating Leases	Finance Leases
2024	$6,661	$14,968
2025	6,771	15,377
2026	6,798	15,769
2027	5,818	14,802
2028	4,518	11,187
Thereafter	17,479	337,419
Total Future Minimum Lease Payments	48,045	409,522
Less: Interest	(19,666)	(321,410)
Present Value of Lease Liabilities	28,379	88,112
Less: Current Portion of Lease Liabilities	(2,562)	(2,990)
Lease Liabilities, Net of Current Portion	$25,817	$85,122

Gold Flora Corporation Notes to Consolidated Financial Statements (In USD, in thousands, except for share and per share data)
11. NOTES PAYABLE

	Interest rate	Maturity Date	Payment terms	December 31, 2023	December 31, 2022
Promissory Note - October 1, 2019	—%	December 31, 2022	Due at Maturity	$5,200	$5,200
Acquisition Note Payable - December 2021	8.0%	December 31, 2025	Twelve quarterly payments of principal and interest beginning in May 2023	8,196	10,813
Equipment loan, secured by substantially all assets of the Company.	9.5% plus the Secured Overnight Financing Rate but not less than 2.99% or more than 5.5% ("SOFR"), plus a service fee of 2.0%	December 14, 2025	Principle and interest of $140 plus the SOFR payment paid monthly, remaining balance due at maturity	2,712	4,000
Acquisition Note Payable - September 2021	6.0%	September 30, 2025	Twelve quarterly payments of principal and interest beginning in December 2022	7,545	10,292
Promissory Note - July 7, 2023	8.0%	July 7, 2027	Twelve quarterly payments of principal and interest beginning in October 2024	2,200	—
Short-term insurance financing	8.4%	April 1, 2024	Monthly payments of principal and interest	1,055	—
Promissory notes - Various	1.0%	Various	Interest and principal payments due monthly.	1,293	1,294
Other				22	39
Total Notes Payable				28,223	31,638
Less: Unamortized Discount Due to Imputed Interest				(82)	(119)
Total Notes Payable, Net of Unamortized Debt Discount				28,141	31,519
Less: Current Portion of Notes Payable				(18,952)	(13,847)
Notes Payable, Net of Current Portion				$9,189	$17,672

Prior to the merger with TPCO, TPCO entered into an arrangement to provide funding to the Company with principal amounts of up to $5,000. Prior to the merger with TPCO, the Company advanced $5,000 of the committed funding and accrued interest of $125. The note was secured by certain assets of the Company, bore interest at 10% per annum and is payable in full on maturity, which is 90 days from the execution of the merger agreement. On July 7, 2023, this note was settled through the merger, see Note 8.

The Company entered into the Paycheck Protection Program (“PPP”) loans based on information available at the time. Subsequent to the receipt of funds, it was determined that the Company may not be eligible under the related program. The Company is in the process of evaluating options regarding the PPP loans.

Gold Flora Corporation Notes to Consolidated Financial Statements (In USD, in thousands, except for share and per share data)

The Company is currently in active litigation with Shelf Life Inc. (“SLI”). At this time, the Company does not believe that any amounts are due under the note to SLI. The Company believes the litigation will be resolved in the first half of 2024.
Future minimum principal payments on the notes payable as of December 31, 2023 are as follows:

Year Ending December 31:
2024	$18,952
2025	8,171
2026	733
2027	367
2028	—
Thereafter	—
Total Principle Payments	$28,223
12. CONVERTIBLE NOTES PAYABLE

	December 31, 2023	December 31, 2022
Convertible Notes Payable	$21,896	$47,786
Less: Unamortized Discount Due to Imputed Interest	(1,350)	(4,248)
Total Convertible Notes Payable, Net	20,546	43,538
Less: Current Portion of Convertible Notes Payable	—	(15,718)
Convertible Notes Payable, Net of Current Portion	$20,546	$27,820

1st Financing Round

On June 14, 2019, the Gold Flora LLC completed a private placement with investors for up to $15,000 of unsecured convertible debenture units (“CD Units”). Each CD Unit is comprised of (i) one US$1 principal amount unsecured convertible debenture (a “CD”) which is automatically convertible into Class C membership interest units of Gold Flora LLC (“LLC Units”) or the securities of a resulting issuer upon the completion of a Liquidity Event; and (ii) a warrant (an “LLC Warrant”) of Gold Flora LLC to purchase that number of LLC Units equal to the issued CDs divided by the CDs conversion price. Otherwise, the CDs mature on the second anniversary of issuance. A Liquidity Event means a transaction such as a public offering by Gold Flora LLC with minimum gross proceeds of $20,000 or a merger or similar transaction with a concurrent financing with minimum gross proceeds of $20,000 in each case that results in Gold Flora LLC's LLC Units or the securities of the resulting issuer being listed on a recognized stock exchange. A Liquidity Event also includes transactions such as the sale of Gold Flora LLC's assets or a tender offer whereby the holders of the LLC Units receive case or publicly listed securities on a recognized securities exchange.

The CDs conversion price (the “Conversion Price”) is the lesser of (i) the price that is a 25% discount of the Liquidity Event price or (ii) the price determined based on a pre-money enterprise value of $65,000 based on the fully-diluted in-the-money membership units of Gold Flora LLC measured immediately prior to the time of the Liquidity Event (which has an indicative price of $1.48). The CDs bear interest of 8% which is payable semi -annually and matures two years from issuance. Any accrued but unpaid interest is to be paid in cash.

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

Gold Flora LLC’s international investors indirectly invest in CD Units through a direct investment in units (the “Blocker Unit”) of a special purpose U.S. finance corporation (the “Blocker”). Each Blocker Unit consisted of (i) one share of the Blocker (a “Blocker Share”), and (ii) one warrant (a “Blocker Warrant”) to purchase that number of shares of the Blocker equal to the dollar amount issued divided by the Conversion Price. The Blocker and its related Blocker Share and Blocker Warrant are not consolidated into the Company’s financial statements prior to the merger. As of the date of the merger, they have been consolidated.

Additionally, as part of the fees paid to the broker for the financing, broker warrants (“Broker Warrants”) were issued which consisted of an LLC Unit and an LLC Warrant (collectively, “Broker Unit”). The number of Broker Warrants issued is equal to 7.0% of the gross proceeds of CDs with an exercise price equal to the Conversion Price.

Gold Flora Corporation Notes to Consolidated Financial Statements (In USD, in thousands, except for share and per share data)

If a Liquidity Event does not occur 12 months after the issuance, 10% additional CD Units or Blocker Units, as applicable, are issued to original investor for no additional consideration (the “Additional Securities”). The Additional Securities were issued on June 14, 2020.
In July and August of 2020, Gold Flora LLC offered to the holders of the CDs a debenture exchange whereby $15,418 convertible debentures with the exact same terms as the CDs except with a maturity date of June 13, 2022 (the “Exchanged CD”) were exchanged for $15,418 of CDs. The exchange was effective January 1, 2021. The warrants were not exchanged or extended.

Pursuant to ASC 480 – Distinguishing Liabilities from Equity and ASC 815 – Derivatives and Hedging, Gold Flora LLC classified the LLC Warrants and Broker Warrants within equity.

In June 2021, all of the issued warrants expired unexercised.

During the year ended December 31, 2022, Gold Flora LLC offered to the holders of the Exchanged CDs a debenture exchange whereby $9,213 convertible debentures with the exact same terms as the Exchanged CDs except with a maturity date of September 30, 2023, and the addition of 6% additional interest per year payable in kind, and $6,205 convertible debentures with the exact same terms as the Exchanged CDs except with a maturity date of December 31, 2023, and the addition of a conversion feature at a conversion price of $1.48 at the option of the holder prior to maturity and a liquidity event. As of December 31, 2023 and 2022, the related unamortized debt discount was nil and nil, respectively.

2nd Financing Round

Between February 2021 through April 2021, Gold Flora LLC entered into unsecured convertible debenture units (“CD2 Units”) agreements with investors for up to $12,000. Each CD2 Unit is comprised of (i) one US$1 principal amount unsecured convertible debenture (“CD2”) which is automatically convertible into LLC Units upon completion of a liquidity event or convertible at the holder’s option immediately prior to maturity; and (ii) a warrant (“LLC Warrant2”) to purchase that number of units equal to one-half of the dollar amount issued divided by the conversion price of LLC Units. Otherwise, the CD2s mature on the 3rd anniversary of issuance. The total CD2s issued were $11,755 and warrants to purchase an aggregate of 4,778,455 Class C Units.

The CD2s conversion price (the “Conversion Price2”) is the lessor of (i) the price that is a 25% discount of the liquidity event price and (ii) $1.64 per LLC unit. The CD2s bear interest of 8% which is payable semi-annually and matures February 24. 2024. The CD2s also contain a conversion feature at the option of the holder with a conversion price of $1.64 per LLC unit. A Liquidity Event means a transaction such as a public offering by the Company with minimum gross proceeds of $20,000 or a merger or similar transaction with a concurrent financing with minimum gross proceeds of $20,000 in each case that results in the Gold Flora LLC’s LLC Units or the securities of the resulting issuer being listed on a recognized stock exchange.

A liquidity event also includes transactions such as the sale of Gold Flora LLC’s assets or a tender offer whereby the holders of the LLC Units receive case or publicly listed securities on a recognized securities exchange. Any accrued but unpaid interest is to be paid in cash. However, in the event of an optional conversion, the Company may, in its sole discretion, determine if the accrued and unpaid interest will be paid in cash or is considered part of the amount eligible to be converted in the optional conversion.

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

Gold Flora LLC’s international investors indirectly invest in CD2 Units through a direct investment in units (the “Blocker2 Units”) of GF Investco2 Inc., a special purpose Nevada finance corporation (the “Blocker2”).

Each Blocker2 Unit will consist of (i) one share of the Blocker2 (a “Blocker2 Share”), and (ii) one warrant (a “Blocker2 Warrant”) to purchase that number of shares of the Blocker2 equal to one-half the dollar amount issued divided by the Conversion Price. The Blocker2 and its related Blocker2 Share and Blocker2 Warrant are not consolidated into the Company’s financial statements prior to the merger. As of the date of the merger, they have been consolidated.

Since a Liquidity Event did not occur 12 months after the issuance, 10% additional CD2s or Blocker2 Shares, as applicable, and 10% additional LLC Warrant2s and Blocker2 Warrants, as applicable, are issued to the original investor for no additional consideration (“Additional Security2”). The Additional Security2s were issued on February 24, 2022, consisting of an aggregate of $1,156 of CD2s or Blocker2 Shares, as applicable, and 628,494 LLC Warrant2s and Blocker2 Warrants, as applicable.

Gold Flora Corporation Notes to Consolidated Financial Statements (In USD, in thousands, except for share and per share data)

Pursuant to ASC 480 – Distinguishing Liabilities from Equity and ASC 815 – Derivatives and Hedging, the Company classified the LLC Warrants and Broker Warrants within equity. The relative fair value of the Warrant2s and Blocker2 Warrants was $2,938 and was recognized within members’ capital and as a reduction in the value of the CD2s and Blocker2s as a debt discount on the Company’s consolidated balance sheet. As of December 31, 2023 and 2022, unamortized debt discount related to the Warrant2s, Blocker2 Warrants, and Additional Security2 was nil and $1,328, respectively, with $1,304 and $933 as interest expense during the years ended December 31, 2023 and 2022, respectively.

As a result of the merger with TPCO, on July 7, 2023, the aggregate principal balances and accrued interest of the 1st and 2nd financing round convertible notes of $26,931 and $529, respectively automatically converted into 39,166,191 shares of the Company.

Higher Level of Care Financing

On November 5, 2021, the Company entered into unsecured convertible debenture units (“CDH Units”) agreements with investors for $8,200. Each CDH Unit is comprised of (i) one $1 principal amount unsecured convertible debenture (“CDH”) which is automatically converted into the Company’s Class F LLC Units upon completion of a liquidity event (“Auto Conversion”) or convertible at the holder’s option immediately prior to maturity (“Optional Conversion”); and (ii) a warrant (“LLC WarrantH”) to purchase that number of Class F units. Otherwise, the CDHs mature on the third anniversary of issuance. The total LLC WarrantHs issued was 4,969,200 as part of the CDH Units.

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

If a liquidity event does not occur 12 months after the issuance, 10% additional CDHs and LLC WarrantHs (“Additional SecurityH”), are issued to original investor for no additional consideration. The Additional SecurityHs were issued in November 2022 and was recorded as additional debt discount.
Pursuant to ASC 480 – Distinguishing Liabilities from Equity and ASC 815 – Derivatives and Hedging, the Company classified the LLC WarrantHs within equity. As of December 31, 2023 and 2022, the unamortized debt discount related to the LLC WarrantHs and Additional SecurityH was nil and $230, respectively, with $113 and $1,101 recognized as interest expense during the years ended December 31, 2023 and 2022, respectively.

Airfield Financing

On February 8, 2022 and February 23, 2022, the Company entered into unsecured convertible debenture units (“CDA Units”) agreements with investors for $10,100 in aggregate. Each CDA Unit is comprised of (i) one $1 principal amount unsecured convertible debenture (“CDH”) which is automatically converted into the Company’s Class F LLC Units upon completion of a liquidity event (“Auto Conversion”) or convertible at the holder’s option immediately prior to maturity (“Optional Conversion”); and (ii) a warrant (“LLC WarrantA”) to purchase that number of Class F units. Otherwise, the CDAs mature on the third anniversary of issuance. The total LLC WarrantAs issued was 6,120,600 as part of the CDA Units.

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

Gold Flora Corporation Notes to Consolidated Financial Statements (In USD, in thousands, except for share and per share data)

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

If a liquidity event does not occur 12 months after the issuance, 10% additional CDAs and LLC WarrantAs (“Additional SecurityA”), are issued to original investor for no additional consideration. Additional SecurityAs were issued in February 2023, which consist of $1,010 of CDAs and 612,060 LLC WarrantAs and was recorded as additional debt discount.

Pursuant to ASC 480 – Distinguishing Liabilities from Equity and ASC 815 – Derivatives and Hedging, the Company classified the LLC WarrantAs within equity. At December 31, 2023 and 2022, the unamortized debt discount related to the LLC WarrantAs and Additional SecurityA was nil and $648, respectively, with $114 and $648 recognized as interest expense during the years ended December 31, 2023 and 2022, respectively.

On July, 6, 2023, prior to the merger with TPCO, the Company entered into a debt modification with certain convertible debt holders above, representing approximately $22,515 in convertible debt. As consideration for the debt modification and voting support agreement, the Company issued 2,500,000 Class C member units to these convertible debt holders which were ultimately converted to common shares of the Company upon the merger. Management determined the debt modification was considered an extinguishment of debt and recorded a loss on extinguishment of debt in the amount of approximately $1,440. The modified convertible debt bear interest at 8 percent per annum, unsecured, matures on December 31, 2025 and convertible at the option of the debt holders at $0.7549 per GFC common shares. The mandatory conversion feature, that was previously contained in the agreements, were removed and replaced with the Company’s optional conversion feature in the event the Company’s common stock exceeds a 20-day VWAP of $1.0175. In the event the 20-day VWAP price is met, the Company may elect to have the holders of the convertible debt convert at a price of $0.7549.
13. SHAREHOLDERS' EQUITY

Authorized Units

Prior to the merger, each member’s interest in the Gold Flora LLC, including the member’s interest in income, gains, losses, deductions and expenses of Gold Flora LLC, was represented by units (“LLC Units”), which are further divided by Class from A through F. Upon a liquidation event, LLC Units were generally entitled to their pro-rata portion of net assets based on total equity instruments then outstanding to reduce the holders invested capital to zero and any remaining was shared pro rata share among the member LLC units holders. Gold Flora LLC was authorized to issue unlimited LLC Units.

There was an 8% simple non-compounded return to the holders of Class B Units. Gold Flora LLC had determined it was obligated to pay such amount, and accordingly accrued the return on the basis of outstanding investment amount quarterly.

In conjunction with the merger, all LLC Units were converted to shares of common stock of the Company on a 1 to 1.5233 basis. The Company has total authorized shares of common stock of 450,000,000.

Issued and Outstanding

287,478,982 and 94,797,102 shares of common stock were issued and outstanding at December 31, 2023 and 2022, respectively.

During the years ended December 31, 2023 and 2022, the Company recorded an accretion of accrued preferred distributions payable to the members of the Company for $825 and $1,601, respectively.

Additionally, as a result of the merger, holders of the preferred distributions payable related to the holders of Class B Units and equity rights holders related to the Airfield acquisition in 2021 converted/exercised their preferred distribution payable and rights to 8,937,247 and 6,776,482 common shares of the Company, respectively.

87

Gold Flora Corporation Notes to Consolidated Financial Statements (In USD, in thousands, except for share and per share data)

During the year ended December 31, 2022, the Company recognized approximately $1,921 related to the equity component of the convertible debt issued. See Note 12 for more information.

During the year ended December 31, 2022, the Company issued 1,324,421 common shares for the satisfaction of the Stately penalty liability related to the acquisition of Stately in January 2021.

During the year ended December 31, 2023, as part of the merger, the Company issued 132,811,589 shares of common stock as consideration, see Note 8 for further information.

During the year ended December 31, 2023, the Company issued 39,166,191 shares of common stock in the conversion of the Company’s convertible debt, see Note 12 for further information.

During the year ended December 31, 2023, the Company issued 3,808,250 shares of common stock for the extinguishment of convertible debt, see Note 12 for further information.

During the year ended December 31, 2023, the Company issued 1,096,776 shares of common stock for the satisfaction of certain accrued liabilities. See Note 15 for further information.

Equity Incentive Plans

During the year ended December 31, 2023, the Company established a new formal equity incentive plan for certain qualified officers, employees, consultants and non-employee directors. The Gold Flora EIP establishes award units in various forms as allowed under the plan and is administered by the board of directors of the Company. Total shares reserved under the plan available for grant and issuance will not exceed 15 percent of the total issued and outstanding shares from time to time or as may be approved in accordance with the Cboe Canada exchange policies. The below is information pertaining to legacy and new awards outstanding.

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

Share based compensation expense consists of options and profit interest for the year ended December 31, 2023 and profit interest for the year ended December 31, 2022. Share based compensation was $740 and $392 during the years ended December 31, 2023 and 2022, respectively. The Class E Units had accelerated vesting upon a liquidity event. Accordingly, the previously unrecognized compensation expense for Profits Interests Units were recognized in July 2023 and all Profit Interest Units were converted to common shares, see Note 8. Grant date fair value was $1.49 per unit as of December 31, 2022 and had no intrinsic value. There were no grants of profit interests during the year ended December 31, 2023. The Company recognized forfeitures when they occurred.

The following table summarizes the issued and outstanding Profits Interest Units:

	Issued and Outstanding	Vested
Balance as of December 31, 2021	6,355,202	3,537,328
Granted	472,223	—
Vested	—	1,138,426
Forfeited	(185,022)	—
Balance as of December 31, 2022	6,642,403	4,675,754
Vested	—	1,966,649
Forfeited	(6,642,403)	(6,642,403)
Balance as of December 31, 2023	—	—

Gold Flora Corporation Notes to Consolidated Financial Statements (In USD, in thousands, except for share and per share data)

Restricted Stock Units

	Issued and Outstanding	Weighted Average Grant Date Fair Value
Balance as of December 31, 2022 and 2021	—	—
Assumed in Acquisition	427,588	3.63
Vested	(61,251)	2.30
Forfeited	(149,039)	4.91
Balance as of December 31, 2023	217,298	3.14

Options

Certain options outstanding relate to a legacy option plan from prior acquisitions. No further options will be issued under those legacy plans.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance as of December 31, 2022 and 2021	—	$—
Assumed in Acquisition	225,940	7.79
Issued	14,150,000	0.11
Expired	(118,560)	6.85
Forfeited	(308,874)	0.33
Balance as of December 31, 2023	13,948,506	$0.17	9.85	$—
Vested and Expected to Vest	13,948,506	$0.17	9.85	$—
Exercisable	90,128	$9.04	6.08	$—

The aggregate intrinsic value is calculated as the difference between the Company’s closing stock price on December 31, 2023 and the exercise price of options, multiplied by the number of options. As of December 31, 2023, total unrecognized stock-based compensation was approximately $1,113, which are expected to be recognized over a weighted-average period of approximately 2.9 years as of December 31, 2023.

The Company recognizes compensation expense for stock option awards on a straight-line basis over the applicable service period of the award. The service period is generally the vesting period. The following weighted-average assumptions were used to calculate stock-based compensation for the year ended December 31, 2023, no options were issued during the year ended December 31, 2022:

Weighted-Average Risk-Free Annual Interest Rate	4.7%
Weighted-Average Expected Annual Divided Yield	—%
Weighted-Average Expected Stock Price Volatility	104.2%
Weighted-Average Expected Term	6.0

Stock price volatility was estimated by using the average historical volatility of comparable companies from a representative peer group of publicly-traded cannabis companies. The expected life in years represents the period of time that options issued are expected to be outstanding. The risk-free rate was based on U.S. Treasury bills with a remaining term equal to the expected life of the options.

Gold Flora Corporation Notes to Consolidated Financial Statements (In USD, in thousands, except for share and per share data)

Warrants

	Number of Warrants Outstanding
	Class C LLC Units	Class F LLC Units	Common Shares	Weighted - Average Exercise Price
Balance as of December 31, 2021	9,156,309	4,969,200	—	$2.00
Issued	628,494	6,617,520	—	$1.96
Balance as of December 31, 2022	9,784,803	11,586,720	—	$1.74
Issued	—	612,060		$2.00
Expired	(264,763)	—	—	$1.64
Exchanged upon Merger	(9,520,040)	(12,198,780)	33,863,756	$1.15
Acquired upon Merger	—	—	35,837,500	$11.50
Balance as of December 31, 2023	—	—	69,701,256	6.27

As of December 31, 2023 and 2022, the weighted-average remaining term for the outstanding warrants was 1.73 years and 2.4 years, respectively.

No warrants were issued during the year ended December 31, 2023. The fair value of certain warrants issued was determined using the Black-Scholes option-pricing model with the following assumptions on the date of issuance for warrants issued during the year ended December 31, 2022:

Weighted-Average Risk-Free Annual Interest Rate	2.8%
Weighted-Average Expected Annual Divided Yield	—%
Weighted-Average Expected Stock Price Volatility	90.0%
Weighted-Average Expected Term	4.0
Stock price volatility was estimated by using the average historical volatility of comparable companies from a representative peer group of publicly-traded cannabis companies. The expected life in years represents the period of time that warrants issued are expected to be outstanding. The risk-free rate was based on U.S. Treasury bills with a remaining term equal to the expected life of the warrants.

Gold Flora Corporation Notes to Consolidated Financial Statements (In USD, in thousands, except for share and per share data)
14. RELATED PARTY TRANSACTIONS AND BALANCES

Expenses incurred and contributions received from related parties, and amounts due to and (due from) related parties, which are included as components of accounts payable and accrued liabilities or (accounts receivables) in the accompanying consolidated balance sheets as of December 31, 2023 and 2022 and the consolidated statements of operations for the years ended December 31, 2023 and 2022 are as follows:

			Incurred (Received)		Due To (From)
Related Party Name	Relationship	Nature of Transactions	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
127 Radio Road Partners, LLC	Co-owned by a shareholder of the Company	Facility Rent	$435	$—	$6	$—
BlackStar Contractors Inc.	Co-owned by a shareholder of the Company	Construction of Facilities	12	5,666	(1,252)	(847)
BlackStar Financial Inc.	Co-owned by a shareholder of the Company	Shared Services	168	333	50	74
BlackStar Industrial Properties LLC	Co-owned by a shareholder of the Company	Facility Rent and Advances	5	891	2,644	2,638
GF 5630 Partners LLC	Managed by Directors and officers of Gold Flora Corporation	Facility Rent	478	494	290	187
Gold Flora Capital LLC	Managed by Directors and officers of Gold Flora Corporation	Interest Expense	9	17	16	16
MasterCraft Homes Group LLC	Co-owned by a shareholder of the Company	Shared Services	17	51	39	25
Luau 01, LLC	Management	Interest Expense	$6	$11	$—	$149
Mounsey Family Farms, LLC	Management	Interest Expense	$11	$—	$—	$287
		Total	$1,141	$7,463	$1,793	$2,529

In addition, to the above transactions, the Company entered into a promissory note with Skyfall Partners, LLC, an entity majority owned by a shareholder of the Company, dated December 31, 2020, which matured on December 22, 2021 and bears interest at an interest rate of 10% with principal and unpaid interest due at maturity. The balance of the note payable at December 31, 2023 and 2022 was both $425. The note was amended to extend the maturity date to April 2023. The Company is currently in negotiations to extend the maturity date. Amounts due to Skyfall Partners, LLC is included as a component of due to related parties in the accompanying consolidated balance sheets.

In addition, to the above transactions, the Company entered into a promissory note with BlackStar Capital Partners, LLC, an entity majority owned by a shareholder of the Company, dated December 15, 2021, which matured on June 14, 2023 and bears interest at an interest rate of 10% with principal and unpaid interest due at maturity. The Company is currently in negotiations to extend the maturity date. The balance of the note payable at December 31, 2023 and 2022 was both $1,580. Amounts due to Black Star Capital Partners, LLC is included as a component of due to related parties in the accompanying consolidated balance sheets.

A former director of the Company is a close family member to an owner of R&C Brown Associates, LP (“R&C”). The Company has two operating leases and one finance lease with R&C. R&C ceased to be a related party on July 7, 2023.

Gold Flora Corporation Notes to Consolidated Financial Statements (In USD, in thousands, except for share and per share data)
15. COMMITMENTS AND CONTINGENCIES

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

Contingent consideration is measured upon acquisition and is estimated using probability weighting of potential payouts. Subsequent changes in the estimated contingent consideration from the final purchase price allocation are recognized in the Company’s consolidated statements of operations.

Commitments

In June 2023, the Company and the sellers of Airfield informally discussed amending the acquisition agreement for Airfield as it relates to the earn-out. As a result of the informal discussions, on July 5, 2023, the Company amended the acquisition agreement with the sellers of Airfield whereby the parties agreed to an earn-out amount to be paid as follows: $2,000 is to be paid out in cash, of which $1,000 was paid on July 14, 2023 and another $1,000 was paid on or before August 14, 2023. Another payment through the issuance of 720,000 Class C units of the Company’s equity, which converted into 1,096,776 common shares of GFC on July 7, 2023, the fair value of which was approximately $175. The last payment of $2,200 is to be paid with a promissory note, which is due July 7, 2027. As a result, the Company recorded an increase in the change in fair value of an earn out liability in the accompanying consolidated statement of operations.

Contingencies

The Company’s operations are subject to a variety of local and state regulations. Failure to comply with one or more of those regulations could result in fines, restrictions on its operations, or losses of permits that could result in the Company ceasing operations in that specific state or local jurisdiction. While management of the Company believes that the Company is in compliance with applicable local and state regulations at December 31, 2023 and 2022, cannabis regulations continue to evolve and are subject to differing interpretations. As a result, the Company may be subject to regulatory fines, penalties, or restrictions in the future.

The Company has a loyalty program whereby customers accumulate points through purchases, and the earned points can be used to reduce the price of future purchases. The points do not expire and are recorded as a component of accounts payable and accrued liabilities on the accompanying consolidated balance sheets for amounts customers have earned but have not yet used.

Due to the merger, certain TPCO shareholders dissented from the vote for the merger. An amount was calculated based on the TPCO closing share price of $0.17696 on June 14, 2023 (being the last trading date prior to the date of the TPCO shareholders meeting held to authorize the arrangement involving TPCO and Gold Flora and recorded as a component of accounts payable and accrued liabilities in the accompanying consolidated balance sheet. Certain of the dissenting TPCO shareholders have asserted that the fair value of their shares is higher than the trading price, at least US$0.9847 per share. However, the ultimate amount required to be paid by Gold Flora is subject to determination by the Supreme Court of British Columbia.

Claims and Litigation

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. December 31, 2023, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s consolidated operations. There are also no proceedings in which any of the Company’s directors, officers or affiliates is an adverse party or has a material interest adverse to the Company’s interest.

Gold Flora Corporation Notes to Consolidated Financial Statements (In USD, in thousands, except for share and per share data)
16. INCOME TAXES

Provision for income taxes consists of the following:

	December 31, 2023	December 31, 2022
Current:
Federal	$6,111	$4,007
State	—	561
Total Current	6,111	4,568
Deferred:
Federal	$4,027	$694
Total Deferred	4,027	694
Total Provision for Income Taxes	$10,138	$5,262

Components of deferred tax assets and liabilities were as follows:

	December 31, 2023	December 31, 2022
Deferred Tax Assets:
Net Operating Loss	$46,197	$—
Accrued Expenses	788	30
Lease Liabilities	22,688	3,433
Total Deferred Tax Assets	69,673	3,463
Valuation Allowance	(45,762)	—
Total Deferred Tax Assets, Net	23,911	3,463
Deferred Tax Liabilities:
Property, Plant & Equipment	$—	$(1,211)
Intangible Assets	(12,122)	—
Right of Use Assets	(16,939)	(3,376)
Total Deferred Tax Liabilities	(29,061)	(4,587)
Net Deferred Tax Liabilities	$(5,150)	$(1,124)
The reconciliation between the effective tax rate on loss from operations and the statutory tax rate is as follows:

	December 31, 2023	December 31, 2022
Federal Income Tax Expense at the Federal Statutory Rate	21.0%	21.0%
Income from Pass-Pass Through Entities Not Subject to Federal Income Taxes	5.9%	(39.7)%
State Taxes, Net of Deferred Benefit	8.8%	7.0%
Permanent Differences	—%	(21.0)%
Gain on Bargain Purchase	27.7%	—%
Losses No Longer Available	(6.1)%	—%
Penalties / Other	11.2%	0.3%
Restructuring	(32.7)%	—%
Change in Valuation Allowance	(4.3)%	—%
280E Permanent Adjustment	(62.7)%	—%
Total Provision for Income Taxes	(31.2)%	(32.4)%

Gold Flora Corporation Notes to Consolidated Financial Statements (In USD, in thousands, except for share and per share data)

As the Company operates in the legal cannabis industry, the Company is subject to the limits of IRC Section 280E for U.S. federal income tax purposes under which the Company is only allowed to deduct expenses directly related to sales of product. This results in permanent differences between ordinary and necessary business expenses deemed non-allowable under IRC Section 280E. However, the State of California does not conform to IRC Section 280E and, accordingly, the Company deducts all operating expenses on its California Franchise Tax Returns.

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

For the year ended December 31, 2023, the Company has $13,751 uncertain tax positions, which are recorded as a component of taxes payable in the accompanying consolidated balance sheets. There was no comparable activity during the year ended December 31, 2022.

A reconciliation of the beginning and ending amount of total uncertain tax positions for years ended December 31, 2023 and 2022 is as follows:

Balance, Beginning of Year	$—
Additions for Tax Positions Acquired in Merger	13,751
Balance End of Year	$13,751

The Company’s evaluation of tax positions was performed for those tax years which remain open for audit. The Company may from time to time, be assessed interest or penalties by the taxing authorities, although any such assessments historically have been minimal and immaterial to the Company’s financial results. In the event the Company is assessed for interest and/or penalties, such amounts will be classified as income tax expense in the consolidated financial statements.

As of December 31, 2023, the Company’s federal tax returns since 2019 and state tax returns since 2018 are still subject to adjustment upon audit. No tax returns are currently being examined by any taxing authorities. While it is reasonably possible that certain portions of the unrecognized tax benefit may change from a lapse in applicable statute of limitations, it is not possible to reasonably estimate the effect of any amount of such a change to previously recorded uncertain tax positions in the next 12 months.

The Company has gross income tax net operating loss (“NOL”) carryforwards related its U.S operations for federal of $43,338 and state of $419,637.

The Company assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2023. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. On the basis of this evaluation, as of December 31, 2023, a valuation allowance been recorded to recognize only the portion of the deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth

Gold Flora Corporation Notes to Consolidated Financial Statements (In USD, in thousands, except for share and per share data)
17. FINANCIAL INSTRUMENTS

Credit Risk
Credit risk arises from deposits with banks, accounts receivable, security deposits and notes receivable. The balances were as follows as of:

	Gross as of December 31, 2023	Allowance	Net as of December 31, 2023
Cash and Cash Equivalents	$22,538	$—	$22,538
Accounts Receivable	2,009	(236)	1,773
Deposits and other Long Term Assets	3,973	—	3,973
Notes Receivables	667	—	667
Total	$29,187	$(236)	$28,951

	Gross as of December 31, 2022	Allowance	Net as of December 31, 2022
Cash and Cash Equivalents	$5,217	$—	$5,217
Accounts Receivable	2,943	(756)	2,187
Deposits and other Long Term Assets	5,346	—	5,346
Notes Receivables	48	—	48
Total	$13,554	$(756)	$12,798

Gold Flora Corporation Notes to Consolidated Financial Statements (In USD, in thousands, except for share and per share data)
18. SEGMENT REPORTING
The Company operates in three segments: wholesale, retail, and management. The below table presents financial information by type as of and for the years ended:

	December 31, 2023	December 31, 2022
Total Assets
Wholesale	$61,115	$34,028
Retail	71,098	33,139
Management	93,926	191,528
Less: Intercompany	227	(96,768)
Total Assets	$226,366	$161,927

	December 31, 2023	December 31, 2022
Revenues, Net
Wholesale	$12,517	$10,944
Retail	78,447	54,715
Total Revenues, Net	$90,964	$65,659

	December 31, 2023	December 31, 2022
Depreciation and Amortization Expense
Wholesale	$6,715	$2,048
Retail	2,516	1,557
Management	3,933	4,801
Total Depreciation and Amortization Expense	$13,164	$8,406

	December 31, 2023	December 31, 2022
Interest Expense
Wholesale	$1,761	$790
Retail	1,057	454
Management	16,819	19,462
Total Interest Expense	$19,637	$20,706

	December 31, 2023	December 31, 2022
Income Tax Expense
Retail	1,550	$5,262
Management	8,588	—
Total Income Tax Expense	$10,138	$5,262

Gold Flora Corporation Notes to Consolidated Financial Statements (In USD, in thousands, except for share and per share data)
19. OPERATING EXPENSES

The below table presents operating expenses for the years ended:

	December 31, 2023	December 31, 2022
General and Administrative	$31,334	$6,850
Allowance for Accounts Receivable and Notes Receivable	583	373
Sales and Marketing	2,722	919
Salaries and Benefits	14,474	9,015
Share-Based Compensation	740	392
Lease Expense	4,324	2,059
Depreciation of Property and Equipment and Amortization of Right-of-Use Assets under Finance Leases	5,311	3,394
Amortization of Intangible Expenses	4,288	3,108
Total Selling, General and Administrative Expenses	$63,776	$26,110
20. LOSS PER SHARE

	December 31, 2023	December 31, 2022
Net Loss Attributable to Gold Flora Corp.	$(42,620)	$(21,324)
Dividend on Preferred Stock	(825)	(1,601)
Net Loss Attributable to Gold Flora Corp.	$(43,445)	$(22,925)

Weighted Average Number of Shares Outstanding - Basic	188,391,331	94,535,955
Weighted Average Number of Shares Outstanding - Diluted	188,391,331	94,535,955

Net Loss Per Share - Basic	$(0.23)	$(0.24)
Net Loss Per Share - Diluted	$(0.23)	$(0.24)

Approximately 99,013,313 of potentially dilutive securities as at December 31, 2023 were excluded in the calculation of diluted loss per share as their impact would have been anti-dilutive.
21. SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of this report, which is the date financial statements were available to be issued.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures.
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosure.
In connection with this annual report, as required by Rules 13a-15I and 15d-15(e) under the Securities Exchange Act of 1934, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023, our Chief Executive Officer, who is our Principal Executive Officer, and our Chief Financial Officer, who is our Principal Financial and Accounting Officer. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. This assessment included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls, and a conclusion on this evaluation. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. This assessment included review of the documentation of controls, evaluation of the design of effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation.
Based on an evaluation described above as of December 31, 2023, our management, including the Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were not effective to provide reasonable assurance because of a material weakness in our internal control over financial reporting described below. For the year ended
Material Weakness
As reported in TPCO's Annual Reports on Form 10-K for the year ended December 31, 2022 and 2021, TPCO and its independent registered public accounting firm identified control deficiencies in the design and operation of internal control over financial reporting that constituted a material weakness. For the year ended December 31, 2022 and 2021, Gold Flora and its independent registered public accounting firm identified similar control deficiencies in the design and operation of internal control over financial reporting that constituted a material weakness.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected in a timely manner.
Both Gold Flora and TPCO did not design or maintain an effective control environment commensurate with financial reporting requirements. Specifically, Gold Flora and TPCO lacked a sufficient number of adequately skilled professionals to appropriately analyze, record and disclose accounting matters timely and accurately while maintaining appropriate segregation of duties.
The above material weakness did not result in a material misstatement of the previously issued financial statements, however, it could result in a misstatement of our account balances or disclosures that would result in a material misstatement of our annual or interim financial statements that would not be prevented or detected.
Remediation Activities
We continue to work to fully remediate the material weakness and are taking steps to strengthen our internal control over financial reporting. We are taking appropriate and reasonable steps to remediate this material weakness through the implementation of appropriate segregation of duties, formalization of accounting policies and controls (including evidence of review and timeliness of completion) and retention of appropriate expertise for complex accounting transactions.
During 2023, we integrated our TPCO acquisition onto Gold Flora's ERP system to consolidate information technology across the organization. We believe bringing TPCO onto Gold Flora's ERP system will address segregation of duty deficiencies that existed at TPCO with its more sophisticated user rights assignment capabilities. Appropriate information technology general controls are being followed. We also hired new finance professionals with appropriate skills and reshaped roles and responsibilities as part of the integration. We believe these changes will over time improve Gold Flora Corporation's internal control over financial reporting. Lastly, we enhanced cash controls by commencing a regimented daily review and reporting at our retail locations.
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
Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023, based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the assessment, management has determined that our internal control over financial reporting as of December 31, 2023, was not effective due to the material weakness discussed above.
Changes in Internal Control over Financial Reporting
Other than set forth above in this Item 9A, there has been no change in our internal control over financial reporting during the quarter ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION.
Not applicable.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2023.
ITEM 11. EXECUTIVE COMPENSATION.
The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2023.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2023.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2023.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2023.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a) (1) Financial Statements See the accompanying Index to Consolidated Financial Statement Schedule on page F-1.
(a) (2) Financial Statement Schedules See the accompanying Index to Consolidated Financial Statement Schedule on page F-1.
(a) (3) Exhibits

			Incorporated by Reference From
Exhibit No.	Title of Document		Form	Date Filed	Exhibit Number	Filed Herewith
2.1†	Business Combination Agreement, dated February 21, 2023, by and among TPCO Holding Corp., Gold Flora, LLC, Stately Capital Corporation, Gold Flora Corporation and Golden Grizzly Bear LLC		8-K	2/27/2023	2.1
3.1	Certificate of Incorporation of Gold Flora Corporation dated July 13, 2023		8-K	7/13/2023	3.1
3.2	Bylaws of Gold Flora Corporation dated July 13, 2023	8	8-K	7/13/2023	3.2
4.1	Warrant Agency Agreement between the Company and Odyssey Trust Company dated July 16, 2019		10-12G	10/01/2021	4.2
4.2	Description of Securities		-	-	-	X
4.3	Supplemental Warrant Indenture between Gold Flora Corporation and Odyssey Trust Company dated July 7, 2023		8-K	7/13/2023	4.1
10.1	Registration Rights Agreement. dated January 15. 2021 by and among the Subversive Capital Acquisition Corp., Subversive Capital Sponsor LLC and the persons named therein		10-12G	9/30/2021	10.8
10.2+	Gold Flora Corporation 2023 Equity Incentive Plan		DEFM14A	9/30/2021	Appendix I
10.3	Form of Indemnification Agreement with directors and executive officers		10-12G/A	10/01/2021	10.13
10.4	Modification Agreement, dated as of December 29, 2022 by and between TPCO Holding Corp. and Roc Nation LLC		8-K	1/5/2023	10.1
10.5	Termination Agreement, dated as of December 29, 2022 by and between TPCO Holding Corp. and SC Branding, LLC		8-K	1/5/2023	10.2
10.6	Services Agreement, dated as of December 29, 2022 by and between TPCO Holding Corp. and SC Branding, LLC		8-K	1/5/2023	10.3
10.7	Brand Transfer Agreement, dated as of December 29, 2022 by and between, on the one hand, TPCO Holding Corp., CMG Partners, Inc., TPCO US Holding LLC and, on the other hand, SC Branding LLC and Mother Room, LLC		8-K	1/5/2023	10.4
10.8	License Agreement, dated as of December 29, 2022, by and among Mother Room, LLC and TPCO US Holding LLC		8-K	1/5/2023	10.5
10.9††	Form of TPCO Support Agreement		8-K	2/27/2023	10.1
10.10††	Form of Gold Flora Support Agreement		8-K	2/27/2023	10.2
10.11††	Form of Stately Support Agreement		8-K	2/27/2023	10.3
10.12	Working Capital Facility Agreement, dated February 21, 2023, by and between TPCO US Holding LLC and Gold Flora, LLC		10-K	4/03/2023	10.2
21.1	List of Subsidiaries of Gold Flora Corporation		-	-	-	X

23.1	Consent of Macias Gini & O'Connell LLP, Independent Registered Public Accounting Firm	-	-	-	X
24.1	Power of Attorney (included on signature page hereto)	-	-	-	X
31.1	Section 302 Certification of Principal Executive Officer	-	-	-	X
31.2	Section 302 Certification of Principal Financial Officer	-	-	-	X
32.1	Section 1350 Certification of Principal Executive Officer	-	-	-	X
32.2	Section 1350 Certification of Principal Financial Officer	-	-	-	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	-	-	-	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	-	-	-	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	-	-	-	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	-	-	-	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X
*Schedules and exhibits to this Exhibit omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.
†Certain identified portions of this Exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K.
††Certain identified portions of this Exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K.
+Management contract or compensatory plan or arrangement.
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gold Flora Corporation

Date: April 5, 2024	By:	/s/ Laurie Holcomb
Laurie Holcomb
Chief Executive Officer
Power of Attorney
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Laurie Holcomb and Marshall Minor, and each of them, as his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Laurie Holcomb	Chief Executive Officer	April 5, 2024
Laurie Holcomb	(Principal Executive Officer)

/s/ Marshall Minor	Chief Financial Officer	April 5, 2024
Marshall Minor	(Principal Financial and Accounting Officer)

/s/ Heather Molloy	Director	April 5, 2024
Heather Molloy

/s/ Mark Castaneda	Director	April 5, 2024
Mark Castaneda

/s/ Al Foreman	Director	April 5, 2024
Al Foreman

/s/ Michael Lau	Director	April 5, 2024
Michael Lau

/s/ Jeffery Sears	Director	April 5, 2024
Jeffery Sears