Form 10-Q
period 2024-03-31
Gold Flora Corp.
filed 2024-05-15
CIK 1876945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-Q
__________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 13, 2024, there were 287,617,407 shares of common stock of the registrant outstanding.

Gold Flora Corporation
Form 10-Q
For the Quarter Ended March 31, 2024

Unless otherwise noted or the context indicates otherwise, in this quarterly report on Form 10-Q (this “Quarterly Report”), references to (i) “Gold Flora Corporation”, the “Resulting Issuer,” the “Company”, "Gold Flora", “GFC”, “we”, “us” and “our”) refer to Gold Flora Corporation, the Delaware corporation resulting from the Business Combination (as defined herein) and (ii) “TPCO” or “The Parent Company” refer to TPCO Holding Corp. and its subsidiaries prior to the Business Combination.
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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Gold Flora Corporation Condensed Consolidated Balance Sheets (In USD, in thousands, except for share and per share data)
	March 31, 2024	December 31, 2023
Assets	Unaudited	Audited
Current assets:
Cash and cash equivalents	$14,221	$22,538
Accounts receivable, Net	2,845	1,773
Inventory	20,050	18,372
Current portion of notes receivable	488	459
Assets held for sale	322	362
Indemnification assets	3,194	3,194
Prepaid expenses and other current assets	10,290	6,165
Total current assets	51,410	52,863

Property and equipment, net	37,882	39,166
Finance lease asset	59,399	60,400
Notes receivable, net of current portion	208	208
Intangible assets, net	44,987	46,101
Operating lease right-of-use assets	22,488	23,655
Deposits and other long term assets	4,236	3,973
Total assets	$220,610	$226,366

Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$34,368	$27,342
Accrued interest	1,505	1,365
Taxes payable	33,255	27,886
Due to related party	2,005	2,005
Consideration payable	4,068	4,342
Current portion of notes payable	15,785	18,952
Current portion of operating lease liabilities	2,776	2,562
Current portion of finance lease liabilities	3,149	2,990
Liabilities held for sale	241	282
Total current liabilities	97,152	87,726

Notes payable, net of current portion	9,340	9,189
Convertible notes payable	20,714	20,546
Operating lease liabilities, net of current portion	24,294	25,817
Finance lease liabilities, net of current portion	85,141	85,122
Deferred tax liability	4,670	5,150
Security deposits and other long term liabilities	64	64
Total liabilities	241,375	233,614

Commitments and contingencies

Shareholders' deficit
Shares of common stock, par value $0.01 per share, 450,000,000 shares of common stock authorized 287,527,727 issued and outstanding at March 31, 2024 and 287,478,982 at December 31, 2023	2,875	2,874
Additional paid in capital	100,769	100,577
Accumulated deficit	(124,474)	(110,833)
Total shareholders' deficit attributable to the Company	(20,830)	(7,382)
Non-controlling interest	65	134
Total shareholders' deficit	(20,765)	(7,248)
Total liabilities and shareholders' deficit	$220,610	$226,366

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Gold Flora Corporation Interim Condensed Consolidated Statements of Operations (Unaudited) (In USD, in thousands, except for share and per share data)
	Three Months Ended
	March 31, 2024	March 31, 2023
Revenues, net	$32,153	$15,652
Cost of goods sold	22,124	11,606
Gross profit	10,029	4,046

Selling, general, and administrative	18,966	8,933
Total operating expenses	18,966	8,933

Loss from operations	(8,937)	(4,887)

Other (income) expense
Notes payable and convertible notes payable interest expense, net	772	1,599
Finance lease liability interest expense, net	3,379	2,574
Amortization of debt discount interest expense, net	177	532
Other income, net	(548)	(1,016)
Total other (income) expense, net	3,780	3,689

Loss before income taxes	(12,717)	(8,576)
Income tax expense	(987)	(765)
Net loss	(13,704)	(9,341)

Net loss attributable to non-controlling interest	(69)	(19)
Net loss attributable to Gold Flora Corporation	$(13,635)	$(9,322)

Dividend on preferred stock	$—	$(395)
Net loss attributable to Gold Flora Corporation	$(13,635)	$(9,717)

Per share – basic and diluted
Net loss per share - basic and diluted	$(0.05)	$(0.10)
Weighted average number of shares outstanding - basic and diluted	287,515,421	94,346,683
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Gold Flora Corporation Interim Condensed Consolidated Statements of Changes in Shareholders’ Deficit (Unaudited) (In USD, in thousands, except for share and per share data)

	Shares of Common Stock	Par Value	Additional Paid in Capital	Accumulated Deficit	Total Shareholders' Deficit Attributable to Gold Flora Corporation	Non-controlling Interest	Total Shareholders' Deficit
Balance December 31, 2022	94,797,102	$948	$42,687	$(67,388)	$(23,753)	$174	$(23,579)
Contributions, net	-	-	97	-	97	-	97
Cancellation of common stock related to participation units	(455,480)	(5)	5	-	-	-	-
Accrued preferred distribution to members	-	-	-	(395)	(395)	-	(395)
Share-based compensation	-	-	56	-	56	-	56
Net loss	-	-	-	(9,322)	(9,322)	(19)	(9,341)
Balance March 31, 2023	94,341,622	$943	$42,845	$(77,105)	$(33,317)	$155	$(33,162)

	Shares of Common Stock	Par Value	Additional Paid in Capital	Accumulated Deficit	Total Shareholders' Deficit Attributable to Gold Flora Corporation	Non-controlling Interest	Total Shareholders' Deficit
Balance December 31, 2023	287,478,982	$2,874	$100,577	$(110,833)	$(7,382)	$134	$(7,248)
Distributions, Net	-	-	-	(6)	(6)	-	(6)
Shares Issued for Option Exercises, Net	30,000	-	-	-	-	-	-
Cancellation of Common Shares	(10,074)	-	-	-	-	-	-
Shares Issued for Vesting of RSU's, Net	28,819	1	(1)	-	-	-	-
Share-Based Compensation	-	-	193	-	193	-	193
Net Loss	—	$—	$—	$(13,635)	$(13,635)	$(69)	$(13,704)
Balance March 31, 2024	287,527,727	$2,875	$100,769	$(124,474)	$(20,830)	$65	$(20,765)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Gold Flora Corporation Interim Condensed Consolidated Statements of Cash Flows (Unaudited) (In USD, in thousands, except for share and per share data)
	Three Months Ended
	March 31, 2024	March 31, 2023
Operating activities:
Net loss	$(13,704)	$(9,341)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,050	2,117
Non-cash operating lease expense	(143)	219
Non-cash interest expense on finance leases added to principal	381	1,047
Gain on forgiveness of convertible debentures	—	(301)
Deferred income taxes	(480)	(104)
Reserve for inventory	16	519
Debt discount amortization	9	8
Debt issue cost amortization	168	524
Share-based compensation	193	56
Bad debt expense	—	(27)
Change in operating assets and liabilities:
Accounts receivable	(1,072)	(16)
Prepaid expenses and other current assets	(4,125)	646
Deposits and other long term assets	(263)	55
Inventory	(1,694)	(618)
Accounts payable and accrued liabilities	7,026	2,264
Accrued interest and taxes payable	5,279	1,895
Net cash used in operating activities	(4,359)	(1,057)

Investing activities:
Receipt of cash from notes receivable	—	48
Issuance of notes receivable	(29)	—
Purchase of property and equipment and construction costs	(651)	(113)
Net cash used in investing activities	(680)	(65)

Financing activities:
Repayment of notes	(3,069)	(1,089)
Proceeds from notes	—	2,500
Principal repayments of finance lease liability	(702)	(664)
Contributions, net	—	97
Distributions, net	(6)	—
Lease incentive payments received	499	—
Net cash provided by (used in) financing activities	(3,278)	844

Net decrease in cash and cash equivalents	(8,317)	(278)
Cash and cash equivalents, beginning of period	22,538	5,217
Cash and cash equivalents, end of period	$14,221	$4,939

	Three Months Ended
Supplemental cash flow disclosure:	March 31, 2024	March 31, 2023
Cash paid for interest	$3,630	$4,024
Cash paid for taxes	405	765

Non-cash investing and financing activities:
Obtaining property and equipment in exchange for finance lease liabilities	—	3,383
Other current assets reclassed to property, plant and equipment	—	2,175
Termination of leases	649	—
Reclass of equipment deposits to property and equipment	—	1,044
Recognition of right-of-use assets and lease liabilities for operating leases	—	1,945
Accretion of dividends payable	—	395
Accrued interest added to principle of notes payable	$44	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Gold Flora Corporation Notes to Interim Condensed Consolidated Financial Statements (Unaudited) (In USD, in thousands, except for share and per share data)

1. NATURE OF OPERATIONS

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
On July 7, 2023, the Company consummated a business combination involving TPCO Holding Corp., a publicly traded entity ("TPCO"), Gold Flora, LLC, Stately Capital Corporation, a newly formed British Columbia corporation and Golden Grizzly Bear LLC, which transaction resulted in the combination of TPCO and Gold Flora, LLC, in an all-stock transaction (the “Business Combination”). In connection with the Business Combination, the Company was deemed to be the accounting acquirer and TPCO was the legal acquirer, and for the purpose of facilitating the merger, a new entity, Gold Flora Corporation was formed. Pursuant to the merger, TPCO, Stately Capital Corporation and GFC, amalgamated. The surviving amalgamated company was named GFC and re-domiciled to Delaware, United States and serves as the parent entity for the Gold Flora group of companies.

GFC is a single state operator ("SSO") in California and operates as a vertically integrated, licensed, group of cannabis companies. The Company's long-term strategy is to continue to be one of the leading cannabis companies in California. The strategy is to build on the Company's strong integrated market position to pursue profitable organic and selective strategic opportunities with a focus on sustainable cash flow.
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Preparation and Statement of Compliance

The accompanying interim condensed consolidated financial statements have been prepared on a going concern basis in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and reflect the accounts and operations of the Company and those of the Company’s subsidiaries in which the Company has a controlling financial interest. Investments in entities in which the Company has significant influence, but less than a controlling financial interest, are accounted for using the equity method.

All intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim condensed consolidated financial position of the Company as of March 31, 2024 and December 31, 2023, the interim condensed consolidated results of operations and cash flows for the three months ended March 31, 2024 and 2023 have been included.

The accompanying interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements (and notes thereto) in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “Annual Report”), as filed with the United States Securities and Exchange Commission (“SEC”) and with the relevant Canadian securities regulatory authorities under its profile on the System for Electronic Document Analysis and Retrieval Plus (“SEDAR+”). Except as noted below, there have been no material changes to the Company’s significant accounting policies and estimates during the three months ended March 31, 2024.

Basis of Measurement

These consolidated financial statements have been prepared on the going concern basis, under the historical cost convention, except for certain financial instruments that are measured at fair value as described herein.

Gold Flora Corporation Notes to Interim Condensed Consolidated Financial Statements (Unaudited) (In USD, in thousands, except for share and per share data)
Going Concern

Historically, the Company’s primary source of liquidity has been its operations, capital contributions made by members and debt financing. The Company is currently meeting its current operational obligations as they become due from its current working capital and from operations. However, the Company has sustained annual losses since inception and may require additional capital in the future. As of March 31, 2024 and December 31, 2023, the Company had a total shareholders’ deficit attributable to the Company of $20,765 and $7,248 and for the three months ended March 31, 2024 and 2023 a net loss attributable to the Company of $13,635 and $9,322, and net cash used in operating activities of $4,359 and $1,057, respectively. Because of these factors, there is substantial doubt about the Company’s ability to continue as a going concern.

As of March 31, 2024 and 2023, the accompanying interim condensed consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The accompanying interim condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to substantial doubt about the Company’s ability to continue as a going concern.

As described in Note 1, the Company consummated a merger with TPCO on July 7, 2023, forming GFC. GFC anticipates realizing synergies from this acquisition, as well as plans to reduce operating expenses through various strategic initiatives and aggressive cost-cutting measures which the Company believes will allow it to operate for at least the next twelve months. In addition, GFC plans to raise additional financing if needed to help fund operations. However, there can be no assurance that the Company will be successful in achieving its objectives. These interim condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to substantial doubt about the Company’s ability to continue as a going concern.

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

Gold Flora Corporation Notes to Interim Condensed Consolidated Financial Statements (Unaudited) (In USD, in thousands, except for share and per share data)
Revenues consist of wholesale and retail operations of cannabis, which are generally recognized at a point in time when control over the goods have been transferred to the customer and is recorded net of sales discounts. Payment is typically due upon transferring the goods to the customer or within a specified time period permitted under the Company’s credit policy.

Revenue is recognized upon the satisfaction of the performance obligation. The Company satisfies its performance obligation and transfers control upon delivery and acceptance by the customer. Revenues, net, are disaggregated for the period ended March 31, 2024 and 2023 as follows:

	March 31, 2024	March 31, 2023
Wholesale	$5,236	$3,078
Retail	26,917	12,574
Total revenues, net	$32,153	$15,652

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

The Company’s return policy conforms to the Medicinal and Adult-Use Cannabis Regulation and Safety Act (“MAUCRSA”), which was signed into law in September 2017 and creates the general framework for the regulation of commercial medicinal and adult-use cannabis in California. The Company determined that no provision for returns or refunds was necessary at March 31, 2024 and 2023.

Earnings (Loss) Per Share

Basic earnings (loss) per share (“Basic EPS”) is calculated by dividing the net earnings available to shareholders by the weighted average number of shares outstanding during the period. Diluted earnings per shares is calculated using the treasury method of calculating the weighted average number of shares outstanding. The treasury method assumes that outstanding options with an average exercise price below the market price of the underlying units are exercised, and the assumed proceeds are used to repurchase shares of the Company at the average price of the shares for the period. After adjustments as defined in ASC 260, if the Company is in a net loss position, diluted loss per share is the same as basic loss per share when the issuance of shares on the exercise of convertible debentures, warrants, and share options are anti-dilutive.

Recently Issued Accounting Pronouncements Not Yet Adopted

Segment Reporting

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which expands reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is evaluating the impact on the consolidated financial statements and expects to adopt this guidance for our fiscal year ending December 31, 2024.

Income Taxes

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which enhances income tax disclosures, primarily through changes to the rate reconciliation and disaggregation of income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is evaluating the impact on the consolidated financial statements and expects to implement the provisions of ASU 2023-09 for our fiscal year ending December 31, 2025.

Gold Flora Corporation Notes to Interim Condensed Consolidated Financial Statements (Unaudited) (In USD, in thousands, except for share and per share data)
3. INVENTORY

	March 31, 2024	December 31, 2023
Raw materials	$1,519	$1,882
Work in progress	12,205	10,928
Finished goods	6,326	5,562
Total inventory	$20,050	$18,372
4. PREPAID AND OTHER CURRENT ASSETS

	March 31, 2024	December 31, 2023
Prepaid expenses	$4,534	$1,131
Prepaid rent	2,033	—
Prepaid insurance	967	1,808
Prepaid inventory	—	515
Prepaid deposits	2,756	2,711
Total prepaid expenses and other current assets	$10,290	$6,165
5. PROPERTY AND EQUIPMENT

	March 31, 2024	December 31, 2023
Machinery and equipment	$15,426	$15,290
IT equipment	3,765	3,753
Vehicles	824	824
Leasehold improvements	33,401	32,902
Furniture and fixtures	971	971
Assets under construction	110	106
Total property and equipment, gross	54,497	53,846
Less: Accumulated depreciation and amortization	(16,615)	(14,680)
Total property and equipment, net	$37,882	$39,166

Assets under construction represent construction in progress related to both cultivation, distribution and extraction facilities not yet completed or otherwise not ready for use.

Depreciation and amortization expense for the three months ended March 31, 2024 and 2023 totaled $1,935 and $861, of which $892 and $433, respectively, is included in cost of goods sold.

Gold Flora Corporation Notes to Interim Condensed Consolidated Financial Statements (Unaudited) (In USD, in thousands, except for share and per share data)
6. INTANGIBLE ASSETS

	March 31, 2024	December 31, 2023
Trade name	$10,864	$10,864
Licenses	42,542	42,542
Non-compete	450	450
Total intangible assets, gross	53,856	53,856
Less: Accumulated amortization	(8,869)	(7,755)
Total intangible assets, net	$44,987	$46,101

For the three months ended March 31, 2024 and 2023, the Company recorded amortization expense related to intangible assets of $1,114 and $772. Additionally, during the three months ended March 31, 2024 and 2023, management noted no indications of impairment on its intangible assets.

7. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	March 31, 2024	December 31, 2023
Accounts payable	$15,488	$13,339
Accrued payroll and related	2,518	2,588
Accrued purchases	6,805	2,839
Liability to dissenting shareholders	3,047	3,047
Other accrued expenses	6,510	5,529
Total accounts payable and accrued liabilities	$34,368	$27,342

8. LEASES
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

Finance Leases

The Company has certain finance leases from third parties and related parties as of March 31, 2024 and December 31, 2023 for property in Desert Hot Springs, CA, Long Beach, CA, Commerce, CA, Corona, CA, and certain vehicle finance leases, with up to 30 years terms.

Gold Flora Corporation Notes to Interim Condensed Consolidated Financial Statements (Unaudited) (In USD, in thousands, except for share and per share data)
ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease.

	March 31, 2024	March 31, 2023
Finance lease cost:
Amortization of finance lease right-of-use assets	$1,001	$484
Interest on lease liabilities	3,379	2,574
Sublease (Income)	(262)	(633)
Operating lease cost	1,536	591
Total lease expenses	$5,654	$3,016

	March 31, 2024	March 31, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance lease, principal payment	$702	$664
Financing cash flows from finance lease, interest payment	3,021	1,386
Operating cash flows from operating leases, gross	1,618	486
Cash received for lease incentive payments	499	—
Non-cash additions to right-of-use assets and lease liabilities:
Reduction in lease liability and right-of-use asset due to termination	649	—
Recognition of right-of-use assets for finance lease	—	3,383
Recognition of right-of-use assets for operating leases	$—	$1,945
Other information related to operating and finance leases as of and for the three months ended March 31, 2024 are as follows:

	March 31, 2024	December 31, 2023
Weighted-average remaining lease term (years) - Finance leases	25.41	23.26
Weighted-average remaining lease term (years) - Operating leases	7.46	7.51
Weighted-average discount Rate - Finance leases	15.74%	15.63%
Weighted-average discount rate - Operating leases	14.05%	13.96%

Gold Flora Corporation Notes to Interim Condensed Consolidated Financial Statements (Unaudited) (In USD, in thousands, except for share and per share data)
The maturity of the contractual undiscounted lease liabilities as of March 31, 2024:

Year Ending December 31,	Operating Leases	Finance Leases
2024 (Remaining)	$4,901	$11,250
2025	6,574	15,377
2026	6,632	15,769
2027	5,636	14,802
2028	4,338	11,187
Thereafter	17,337	337,419
Total future minimum lease payments	45,418	405,804
Less: Interest	(18,348)	(317,514)
Present value of lease liabilities	27,070	88,290
Less: Current portion of lease liabilities	(2,776)	(3,149)
Lease liabilities, net of current portion	$24,294	$85,141

Gold Flora Corporation Notes to Interim Condensed Consolidated Financial Statements (Unaudited) (In USD, in thousands, except for share and per share data)
9. NOTES PAYABLE

	Interest rate	Maturity Date	Payment terms	March 31, 2024	December 31, 2023
Shelf Life, Inc. Promissory note - October 1, 2019	—%	December 31, 2022	Due at maturity	$5,200	$5,200
Acquisition note payable - December 2021	8.0%	December 31, 2025	Twelve quarterly payments of principal and interest beginning in March 2023	7,209	8,196
Equipment loan, secured by substantially all assets of the Company.	9.5% plus the Secured Overnight Financing Rate but not less than 2.99% or more than 5.5% ("SOFR"), plus a service fee of 2.0%	December 14, 2025	Principle and interest of $140 plus the SOFR payment paid monthly, remaining balance due at maturity	2,646	2,712
Acquisition note payable - September 2021	6.0%	September 30, 2025	Twelve quarterly payments of principal and interest beginning in December 2022	6,549	7,545
Promissory note - July 7, 2023	8.0%	July 7, 2027	Twelve quarterly payments of principal and interest beginning in October 2024	2,252	2,200
Short-term insurance financing	8.4%	April 1, 2024	Monthly payments of principal and interest	26	1,055
Promissory notes - various	1.0%	Various	Interest and principal payments due monthly.	1,293	1,293
Other				23	22
Total notes payable				25,198	28,223
Less: Unamortized discount due to imputed interest				(73)	(82)
Total notes payable, net of unamortized debt discount				25,125	28,141
Less: Current portion of notes payable				(15,785)	(18,952)
Notes payable, net of current portion				$9,340	$9,189

The Company entered into the Paycheck Protection Program (“PPP”) loans based on information available at the time. Subsequent to the receipt of funds, it was determined that the Company may not be eligible under the related program. The Company is in the process of evaluating options regarding the PPP loans.

The Company is currently in active litigation with Shelf Life Inc. (“SLI”). At this time, the Company does not believe that any amounts are due under the note to SLI. The Company believes the litigation will be resolved during 2024.

Gold Flora Corporation Notes to Interim Condensed Consolidated Financial Statements (Unaudited) (In USD, in thousands, except for share and per share data)

10. CONVERTIBLE NOTES PAYABLE

	March 31, 2024	December 31, 2023
Convertible notes payable	$21,896	$21,896
Less: Unamortized discount due to imputed interest	(1,182)	(1,350)
Total convertible notes payable, net	20,714	20,546
Less: Current portion of convertible notes payable	—	—
Convertible notes payable, net of current portion	$20,714	$20,546

Higher Level of Care and Airfield Financing

On July, 6, 2023, prior to the merger with TPCO, the Company entered into a debt modification with certain convertible debt holders above, representing approximately $22,515 in convertible debt. As consideration for the debt modification and voting support agreement, the Company issued 2,500,000 Class C member units to these convertible debt holders which were ultimately converted to common shares of the Company upon the merger. Management determined the debt modification was considered an extinguishment of debt and recorded a loss on extinguishment of debt in the amount of approximately $1,440. The modified convertible debt bears interest at 8 percent per annum, unsecured, matures on December 31, 2025 and convertible at the option of the debt holders at $0.7549 per GFC common shares. The mandatory conversion feature, that was previously contained in the agreements, was removed and replaced with an optional conversion feature, at the Company's discretion, in the event the Company’s common stock exceeds a 20-day VWAP of $1.0175. In the event the 20-day VWAP price is met, the Company may elect to have the holders of the convertible debt convert at a price of $0.7549.
11. SHAREHOLDERS' EQUITY

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

Issued and Outstanding

There were 287,527,727 and 287,478,982 shares of common stock issued and outstanding as of March 31, 2024 and December 31, 2023, respectively.

Equity Incentive Plans

The Company established the Gold Flora Corporation 2023 Equity Incentive Plan ("Gold Flora EIP") for certain qualified officers, employees, consultants and non-employee directors. The Gold Flora EIP establishes award units in various forms as allowed under the plan and is administered by the board of directors of the Company. Total shares reserved under the Gold Flora EIP available for grant and issuance will not exceed 15 percent of the Company's total issued and outstanding shares from time to time or as may be approved in accordance with the Cboe Canada exchange policies. The below is information pertaining to legacy and new awards outstanding.

Share based compensation expense consists of options for the three months ended March 31, 2024 and profit interest for the three months ended March 31, 2023. Share based compensation was $193 and $56 during the period ended March 31, 2024 and 2023, respectively. All profit interest units were exchanged to common stock upon the Business Combination and no profit interest units remain outstanding. The Company recognized forfeitures when they occurred.

Gold Flora Corporation Notes to Interim Condensed Consolidated Financial Statements (Unaudited) (In USD, in thousands, except for share and per share data)

Restricted Stock Units

	Issued and Outstanding	Weighted Average Grant Date Fair Value
Balance as of December 31, 2023	217,298	3.14
Vested and Settled	(35,041)	3.33
Forfeited	(7,506)	1.61
Balance as of March 31, 2024	174,751	3.16

Options

Certain options outstanding relate to a legacy option plan from prior acquisitions. No further options will be issued under those legacy plans.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance as of December 31, 2023	13,948,506	$0.17	9.85
Issued	—	—
Expired	(18)	7.00
Exercised	(30,000)	0.11
Forfeited	(72,746)	0.11
Balance as of March 31, 2024	13,845,742	$0.17	9.47	$—
Vested and Expected to Vest	13,845,742	$0.17	9.47	$—
Exercisable	3,777,896	$0.33	9.58	$—

The aggregate intrinsic value is calculated as the difference between the Company’s closing stock price on March 31, 2024 and the exercise price of options, multiplied by the number of options. As of March 31, 2024, total unrecognized stock-based compensation was approximately $914, which are expected to be recognized over a weighted-average period of approximately 2.6 years as of March 31, 2024.

The Company recognizes compensation expense for stock option awards on a straight-line basis over the applicable service period of the award. The service period is generally the vesting period. There were no options issued during the three months ended March 31, 2024.

Warrants

	Warrants	Weighted - Average Exercise Price
Balance as of December 31, 2023	69,701,256	$6.27
Balance as of March 31, 2024	69,701,256	6.47

As of March 31, 2024 and December 31, 2023, the weighted-average remaining term for the outstanding warrants was 1.78 years and 1.73 years, respectively. No warrants were issued during the three months ended March 31, 2024.

Gold Flora Corporation Notes to Interim Condensed Consolidated Financial Statements (Unaudited) (In USD, in thousands, except for share and per share data)
12. RELATED PARTY TRANSACTIONS AND BALANCES

Expenses incurred and contributions received from related parties, and amounts due to and (due from) related parties, which are included as components of accounts payable and accrued liabilities or (accounts receivables) in the accompanying interim condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023 and the interim condensed consolidated statements of operations for the period ended March 31, 2024 and 2023 are as follows:

			Incurred (Received)		Due To (From)
Related Party Name	Relationship	Nature of Transactions	March 31, 2024	March 31, 2023	March 31, 2024	December 31, 2023
127 Radio Road Partners, LLC	Co-owned by a shareholder of the Company	Facility Rent	$121	$98	$6	$6
BlackStar Contractors Inc.	Co-owned by a shareholder of the Company	Construction of Facilities	—	9	(1,222)	(1,252)
BlackStar Financial Inc.	Co-owned by a shareholder of the Company	Shared Services	—	32	50	50
BlackStar Industrial Properties LLC	Co-owned by a shareholder of the Company	Facility Rent and Advances	—	—	2,644	2,644
GF 5630 Partners LLC	Managed by Directors and officers of Gold Flora Corporation	Facility Rent	117	238	290	290
Gold Flora Capital LLC	Managed by Directors and officers of Gold Flora Corporation	Interest Expense	—	4	16	16
MasterCraft Homes Group LLC	Co-owned by a shareholder of the Company	Shared Services	—	—	39	39
Luau 01, LLC	Management	Interest Expense	—	8	—	—
Mounsey Family Farms, LLC	Management	Interest Expense	—	6	—	—
		Total	$238	$395	$1,823	$1,793

In addition, to the above transactions, the Company entered into a promissory note with Skyfall Partners, LLC, an entity majority owned by a shareholder of the Company, dated December 31, 2020, which matured on December 22, 2021 and bears interest at an interest rate of 10% with principal and unpaid interest due at maturity. The balance of the note payable at March 31, 2024 and December 31, 2023 was $425. The note was amended to extend the maturity date to April 2023. The Company is currently in negotiations to extend the maturity date. Amounts due to Skyfall Partners, LLC is included as a component of due to related parties in the accompanying interim condensed consolidated balance sheets.

In addition, to the above transactions, the Company entered into a promissory note with BlackStar Capital Partners, LLC, an entity majority owned by a shareholder of the Company, dated December 15, 2021, which matured on June 14, 2023 and bears interest at an interest rate of 10% with principal and unpaid interest due at maturity. The Company is currently in negotiations to extend the maturity date. The balance of the note payable at March 31, 2024 and December 31, 2023 was both $1,580. Amounts due to Black Star Capital Partners, LLC is included as a component of due to related parties in the accompanying interim condensed consolidated balance sheets.

Gold Flora Corporation Notes to Interim Condensed Consolidated Financial Statements (Unaudited) (In USD, in thousands, except for share and per share data)
13. INCOME TAXES
The following table summarizes the Company’s income tax expense and effective tax rates for the period ended March 31, 2024, and 2023:

	March 31, 2024	March 31, 2023
Net Loss Before Income Taxes	$(12,717)	$(8,576)
Income Taxes	$(987)	$(765)
Effective Tax Rate	7.8%	8.9%

For the three months ended March 31, 2024 and 2023, the Company calculated its provision by applying the discrete method due to the inability to rely on forecasts. The Company believes the discrete method to calculate the interim tax provision is more appropriate. For the three months ended March 31, 2024, income tax expense increased as compared to the same periods in the prior year resulting from the Business Combination that occurred on July 7, 2023.
Due to its cannabis operations, the Company is subject to the limitations of Internal Revenue Code (“IRC”) Section 280E. Under IRC Section 280E, the Company is only allowed to deduct expenses directly related to sales of its cannabis products. This results in permanent differences between ordinary and necessary business expenses deemed non-deductible under IRC Section 280E for the Company's expenses related to its plant-touching cannabis operations.
The effective tax rate for the period ended March 31, 2024, varies from the period ended March 31, 2023, primarily due to the change in nondeductible expenses under IRC Section 280E as a proportion of pre-tax loss during the period. The Company incurs expenses that are not deductible due to IRC Section 280E limitations which results in significant permanent book-to-tax differences that may not necessarily correlate with pre-tax income or loss.
The Company files income tax returns in the US and various state jurisdictions and is subject to examination of its income tax returns by tax authorities in these jurisdictions who may challenge any representations made on these returns. The statute of limitations for these jurisdictions may remain open for as far back as tax year 2020 to the present.
14. COMMITMENTS AND CONTINGENCIES

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

Contingent consideration is measured upon acquisition and is estimated using probability weighting of potential payouts. Subsequent changes in the estimated contingent consideration from the final purchase price allocation are recognized in the Company’s interim condensed consolidated statements of operations.

Contingencies

The Company’s operations are subject to a variety of local and state regulations. Failure to comply with one or more of those regulations could result in fines, restrictions on its operations, or losses of permits that could result in the Company ceasing operations in that specific state or local jurisdiction. While management of the Company believes that the Company is in compliance with applicable local and state regulations at March 31, 2024 and December 31, 2023, cannabis regulations continue to evolve and are subject to differing interpretations. As a result, the Company may be subject to regulatory fines, penalties, or restrictions in the future.

The Company has a loyalty program whereby customers accumulate points through purchases, and the earned points can be used to reduce the price of future purchases. The points do not expire and are recorded as a component of accounts payable and accrued liabilities on the accompanying interim condensed consolidated balance sheets for amounts customers have earned but have not yet used.

Gold Flora Corporation Notes to Interim Condensed Consolidated Financial Statements (Unaudited) (In USD, in thousands, except for share and per share data)

In connection with the Business Combination in July 2023, certain TPCO shareholders dissented from the vote and were therefore entitled to the fair value of their common shares of TPCO ("TPCO Shares"). The fair value amount was calculated based on the closing share price of the TPCO Shares of $0.17696 on June 14, 2023 (being the last trading date prior to the date of the meeting of the shareholders of TPCO to approve the Business Combination. The amount was recorded as a component of accounts payable and accrued liabilities in the accompanying interim condensed consolidated balance sheet. Certain of the dissenting TPCO shareholders have asserted that the fair value of their TPCO Shares was higher than the trading price of June 14, 2023 and should have been determined to be at least US$0.9847 per TPCO Share. However, the ultimate amount required to be paid by Gold Flora is subject to determination by the Supreme Court of British Columbia.

Claims and Litigation

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of March 31, 2024, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s operations. There are also no proceedings in which any of the Company’s directors, officers or affiliates is an adverse party or has a material interest adverse to the Company’s interest.

15. FINANCIAL INSTRUMENTS

Credit Risk
Credit risk arises from deposits with banks, accounts receivable, security deposits and notes receivable. The balances were as follows as of:

	Gross as of March 31, 2024	Allowance	Net as of March 31, 2024
Cash and cash equivalents	$14,221	$—	$14,221
Accounts receivable	3,073	(228)	2,845
Deposits and other long term assets	4,236	—	4,236
Notes receivables	696	—	696
Total	$22,226	$(228)	$21,998

	Gross as of December 31, 2023	Allowance	Net as of December 31, 2023
Cash and cash equivalents	$22,538	$—	$22,538
Accounts receivable	2,009	(236)	1,773
Deposits and other long term assets	3,973	—	3,973
Notes receivables	667	—	667
Total	$29,187	$(236)	$28,951

Gold Flora Corporation Notes to Interim Condensed Consolidated Financial Statements (Unaudited) (In USD, in thousands, except for share and per share data)
16. SEGMENT REPORTING
The Company operates in three segments: wholesale, retail, and management. The below table presents financial information by type as of and for the years ended:

	March 31, 2024	December 31, 2023
Total assets
Wholesale	$63,643	$61,115
Retail	65,610	71,098
Management	91,357	93,926
Intercompany	—	227
Total assets	$220,610	$226,366

	March 31, 2024	March 31, 2023
Revenues, net
Wholesale	$5,236	$3,078
Retail	26,917	12,574
Total revenues, net	$32,153	$15,652

	March 31, 2024	March 31, 2023
Depreciation and amortization expense
Wholesale	$1,655	$783
Retail	802	498
Management	1,593	836
Total depreciation and amortization expense	$4,050	$2,117

	March 31, 2024	March 31, 2023
Interest expense
Wholesale	$657	$196
Retail	359	175
Management	3,312	4,334
Total interest expense	$4,328	$4,705

	March 31, 2024	March 31, 2023
Income tax expense
Management	987	765
Total income tax expense	$987	$765

Gold Flora Corporation Notes to Interim Condensed Consolidated Financial Statements (Unaudited) (In USD, in thousands, except for share and per share data)
17. OPERATING EXPENSES

	March 31, 2024	March 31, 2023
General and administrative	$6,188	$2,282
Allowance for accounts receivable and notes receivable	—	(27)
Sales and marketing	855	269
Salaries and benefits	7,036	4,078
Share-based compensation	193	56
Lease expense	1,536	591
Depreciation of property and equipment and amortization of right-of-use assets under finance leases	2,044	912
Amortization of intangible expenses	1,114	772
Total selling, general and administrative expenses	$18,966	$8,933
18. LOSS PER SHARE

	March 31, 2024	March 31, 2023
Net loss attributable to Gold Flora Corporation	$(13,635)	$(9,322)
Dividend on preferred stock	—	(395)
Net loss attributable to Gold Flora Corporation	$(13,635)	$(9,717)

Weighted average number of shares outstanding - basic	287,515,421	94,346,683
Weighted average number of shares outstanding - diluted	287,515,421	94,346,683

Net loss per share - basic	$(0.05)	$(0.10)
Net loss per share - diluted	$(0.05)	$(0.10)

Approximately 73,653,903 of potentially dilutive securities at March 31, 2024 were excluded in the calculation of diluted loss per share as their impact would have been anti-dilutive.
19. SUBSEQUENT EVENTS

In May, 2024, the Company executed two new leases near the Desert Hot Springs Campus including leases for:

•property located at 63795 19th Avenue in Palm Springs, California
•property located at 19533 McLane Street in Palm Springs, California

The commencement date under each of the leases is conditioned upon, among other things, the receipt of approvals to conduct cannabis operations by the requisite state and local authorities, and may be subject to temporary rent abatement during phase-in of tenant operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Item 2 and other sections of this Quarterly Report on Form 10-Q (“Form 10-Q”) contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and applicable Canadian securities legislation, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of the Form 10-K for our fiscal year ended December 31, 2023 (the "2023 Form 10-K") under the heading “Risk Factors.” We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Unless otherwise stated, all information presented herein is based on our fiscal calendar, and references to particular years, quarters, months or periods refer to our fiscal years ended in September and the associated quarters, months and periods of those fiscal years.

The following discussion should be read in conjunction with the 2023 Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) and the unaudited interim condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Form 10-Q.
Introduction
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read together with other information, including our unaudited interim condensed consolidated financial statements and the related notes to those statements included in Part I, Item 1 of this Quarterly Report (the “Interim Financial Statements”). The Interim Financial Statements referenced in this MD&A are prepared in accordance with U.S. GAAP and presented in United States dollars (“$” or “US$”) and expressed in thousands, unless otherwise indicated. Capitalized terms used and not otherwise defined in this MD&A have the meanings given to them in the Interim Financial Statements.
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

Gold Flora Corporation is a holding company domesticated in the State of Delaware by way of corporate continuance from British Columbia, Canada on July 7, 2023. The Company’s registered office is located at 3165 Red Hill Avenue, Costa Mesa, CA 92626. Gold Flora, LLC, a wholly owned subsidiary of GFC, is a California limited liability company that was formed on November 15, 2016.

On July 7, 2023, the Company consummated the Business Combination transaction involving TPCO Holding Corp. ("TPCO"), Gold Flora, LLC, Stately Capital Corporation ("Stately"), a newly formed British Columbia corporation ("Newco"), and Golden Grizzly Bear LLC ("US Merger Sub"), resulting in the combination of TPCO and Gold Flora, LLC, in an all-stock transaction. As part of the Business Combination: (i) TPCO, Stately and Newco amalgamated to form a new corporation (the "Resulting Issuer") and all the shares in the capital of TPCO, Newco and Stately outstanding immediately prior to the amalgamation were cancelled in exchange for common shares in the capital of the Resulting Issuer pursuant to a court approved plan of arrangement under the Business Corporations Act (British Columbia); and (ii) the Resulting Issuer acquired all the issued and outstanding membership units of Gold Flora, LLC by way of a merger involving US Merger Sub and Gold Flora, LLC. As part of the Business Combination, the Resulting Issuer continued out of British

Columbia, Canada and re-domiciled to Delaware, United States pursuant to Section 388 of the Delaware General Corporation Law under the name “Gold Flora Corporation”. Gold Flora Corporation serves as the parent entity for the Gold Flora group of companies.

GFC is a reporting issuer in each of the provinces and territories of Canada, except Quebec, and in the United States. Shares of common stock in the capital of Gold Flora are listed on Cboe Canada under the ticker symbol "GRAM", and common stock purchase warrants of Gold Flora are listed on Cboe Canada under the ticker symbol "GRAM.WT.U". The common stock and warrants also trade-over-the counter in the United States and are quoted on the OTC Pink Market of the electronic over-the-counter marketplace operated by OTC Markets Group Inc. under the trading symbols “GRAM” and “GRMW”, respectively.
Business Overview
As a result of the Business Combination completed on July 7, 2023, the prior year's results are not directly comparable to the current year results of the Company due to the increased operations from the combination of the two companies on a prospective basis starting in July 2023. The prior year's results of operations do not include the operations of TPCO Holding Corp. from January 1, 2023 through July 7, 2023.

We are is a single state operator ("SSO") in California and operates as a vertically integrated, licensed, group of cannabis companies. Our operations consist of:

•Cultivation: operated through our wholly-owned subsidiary, Black Lion Farms, LLC ("BLF"), BLF operates an approximately 200,000 square foot facility at the Desert Hot Springs campus ("DHS Campus") dedicated to indoor cultivation, which includes 62,000 square feet of canopy. We have an additional 10,000 square feet of canopy at our San Jose Airfield location and 35,000 square feet of canopy at our San Jose, Caliva facility which also has cultivation operations.

•Manufacturing: operated through our wholly-owned subsidiary, Black Lion Labs, LLC ("BLL"), BLL operates a 10,000 square foot facility at the DHS Campus dedicated to manufacturing. In addition, the Company has an additional 7,000 square feet of space at the DHS Campus through a management service agreement.

•Distribution: operated through our majority held subsidiary, GF Distribution, LLC d/b/a Stately Distribution ("GFD"), GFD operates a California statewide distribution network with three core hubs in Desert Hot Springs, California, Costa Mesa, California and San Jose, California.

•Retail: operated through a number of our wholly-owned subsidiaries, we operate 16 dispensaries in California. We anticipate opening a 17th dispensary in Costa Mesa in the second half of 2024.
Highlights for the Three Months Ended March 31, 2024
Development of Gramlin Product Brand

We developed a new, disruptive product brand, Gramlin, designed to appeal to high-volume consumers that frequently purchase flower, vape and pre-roll products. Gramlin was successfully launched in March 2024 through our first party retail outlets and Stately Distribution across California. Gramlin features proprietary genetic strains grown at Gold Flora’s recently expanded cultivation capacity and is strategically priced to offer an unmatchable quality to price ratio, leveraging the competitive advantages provided by our vertical footprint.

Restructuring Activities
We have diligently and successfully accomplished targeted measures to streamline and integrate legacy operations into our vertically-integrated platform. Integration has included significant reductions in marketing expenses, professional services, personnel expenses, and general and administrative expenses. In addition, we have nearly eliminated reliance on third-party vendors for biomass, manufacturing, and distribution.
Company-Owned Branded Product Growth
Having completed the Business Combination and also much of the cost and retail rationalization, we now benefit from a retail presence that contributes to knowledgeable expansion of company-owned branded product that now includes Aviation Cannabis, Caliva, Cruisers, Current, Gold Flora, Gramlin, Jetfuel Cannabis, Mirayo by Santana, Monogram, Roll Bleezy and Sword & Stoned. The availability of owned down-stream retail outlets has been instrumental in developing and launching new owned brands such as Gramlin. This enables us to be "quick to market" and nimble in responding to market trends.

24

Cultivation
We continue to increase our cultivation capacity at the DHS Campus and San Jose campus. With the expansion, annual flower production is estimated to exceed 40,000 lbs when all flower rooms are operating optimally.

A majority of this flower will be utilized to produce our first party branded packaged products for sale in our retail stores and to third party stores through distribution. This represents a significant increase in capacity dedicated to fulfilling first party product demand internally improving consolidated margins and lowering risk. Excess flower outside of our Consumer Packaged Goods ("CPG") sales channels is being sold through our bulk flower sales team.

Manufacturing
We have centralized our manufacturing at the DHS Campus and approximately 200 SKUs move through the operation on a monthly basis.

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

Distribution Sales
We have strategically increased the number of third party dispensary accounts buying from Stately Distribution contributing to better overall product management and successful brand launches. The expansion was accomplished by the hiring of more experienced sales professionals, a net addition to the total number of sales representatives in the field and an increase in product availability and selection due to the efficiencies achieved post Business Combination. This has led to our enhanced market position which resulted in an increased demand of our products.
Retail Sales
With the addition of retail locations from the Business Combination, we have expanded our retail footprint and enhanced our market position for Gold Flora owned branded products.

Results of Operations

	Three Months Ended
	March 31, 2024	March 31, 2023
Revenues, net	$32,153	$15,652
Cost of goods sold	22,124	11,606
Gross profit	$10,029	$4,046

Selling, general, and administrative	18,966	8,933
Total operating expenses	$18,966	$8,933

Loss from operations	(8,937)	(4,887)

Other (income) expense
Notes payable and convertible notes payable interest expense, net	772	1,599
Finance lease liability interest expense, net	3,379	2,574
Amortization of debt discount interest expense, net	177	532
Other income, net	(548)	(1,016)
Total other (income) expense, net	$3,780	$3,689

Loss before income taxes	(12,717)	(8,576)
Income tax expense	(987)	(765)
Net loss	$(13,704)	$(9,341)

Net loss attributable to non-controlling interest	(69)	(19)
Net loss attributable to Gold Flora Corporation	$(13,635)	$(9,322)

Dividend on preferred stock	—	(395)
Net loss attributable to Gold Flora Corporation	$(13,635)	$(9,717)

Sales Revenue

	Three Months Ended		Change
	March 31, 2024	March 31, 2023	Amount	%
Wholesale	$5,236	$3,078	$2,158	70.1%
Retail	26,917	12,574	14,343	114.1%
Total revenues, net	$32,153	$15,652	$16,501	105.4%
The increase in wholesale revenues is due to additional cultivation rooms being online during the first quarter of 2024 compared to the same period in 2023 allowing for higher bulk cannabis sales. Additionally, there has been an increase in revenue from sales to third party dispensaries.
The increase in retail revenues is primarily due to the July 2023 Business Combination which added 11 (net of one closure) additional retail locations rather than same store sales growth. As of March 31, 2024, we operated 16 retail locations.

Gross Profit

	Three Months Ended
	March 31, 2024	March 31, 2023
Revenues	$32,153	$15,652
Cost of Goods Sold	22,124	11,606
Gross Profit	$10,029	$4,046
Gross Profit %	31.2%	25.8%

Adjustments to Gross profit
Depreciation and Amortization	$892	$433
Operating Expenses Related to 280E Adjustments	5,179	1,811
Non-Recurring Inventory Adjustments	1,298	597
Adjusted Gross Profit	$17,398	$6,887
Adjusted Gross Profit %	54.1%	44.0%
Gross Profit reflects our revenue less our cost of sales, which consist of costs primarily consisting of labor, materials, consumable supplies, overhead, amortization of production equipment, shipping, packaging and other expenses.
The significant improvement in adjusted gross profit is primarily due to larger scale operations following the Business Combination along with vertical integration efficiencies, bringing distribution in-house, and reduction of third party costs through supply chain optimization. Since the Business Combination, retail has focused on centralizing resources to increase proficiencies in operations and in store profitability and closing non-profitable delivery services.
Operating Expenses
Selling, General and Administrative Expenses

	Three Months Ended		Change
	March 31, 2024	March 31, 2023	Amount	%
General and administrative	$6,188	$2,282	$3,906	171.2%
Allowance for accounts receivable and notes receivable	—	(27)	27	(100.0)%
Sales and marketing	855	269	586	217.8%
Salaries and benefits	7,036	4,078	2,958	72.5%
Share-based compensation	193	56	137	244.6%
Lease expense	1,536	591	945	159.9%
Depreciation of property and equipment and amortization of right-of-use assets under finance leases	2,044	912	1,132	124.1%
Amortization of intangible expenses	1,114	772	342	44.3%
Total selling, general and administrative expenses	$18,966	$8,933	$10,033	112.3%
The increase in general administrative expenses is primarily due to the Business Combination leading to additional expenditures for the newly consolidated operations given a significantly larger combined company.
The increase in sales and marketing costs reflects the more retail focus of the business following the Business Combination.
The increase in salaries and benefits represents additional compensation costs consolidated commencing with the Business Combination. The combined company has a significantly larger retail footprint and related additional operating compensation costs. Prior to the acquisition, Gold Flora, LLC as a cultivation and retail focused private company had smaller cultivation and retail operations.
The increase in lease expense was primarily due to the Business Combination resulting in an increase of eleven (net of one closure) retail locations.

Depreciation of property, plant & equipment is a non-cash expense and the increase represents the higher property, plant and equipment asset base owned by us at March 31, 2024 compared to March 31, 2023 due to the Business Combination which brought in eleven (net of one closure) retail locations.
Amortization of intangible assets is a non-cash expense. The increase in amortization expense is due to additional intangible assets acquired mainly as part of the Business Combination.
Non-Operating Expenses

	Three Months Ended
	March 31, 2024	March 31, 2023
Notes payable and convertible notes payable interest expense, net	$772	$1,599
Finance lease liability interest expense, net	3,379	2,574
Amortization of debt discount interest expense, net	177	532
Other income, net	(548)	(1,016)
Income tax expense	$(987)	$(765)
Debt and Convertible Debt Interest Expense, Net
The reduction in interest expense is a function of the extinguishment of notes payable and the conversion of debt in July 2023 offset in part by higher rates on the modified convertible debt amended in July 2023, in each case in connection with the Business Combination.
Finance Lease Liability Interest Expense, Net
The increase in finance lease interest expense is due to the addition of leases as part of the Business Combination.
MANAGEMENT’S USE OF NON-GAAP FINANCIAL MEASURES
This MD&A contains certain financial performance measures, including “EBITDA”, “Adjusted EBITDA,” and "Adjusted Gross Profit", that are not recognized under GAAP and do not have a standardized meaning prescribed by GAAP. As a result, these measures may not be comparable to similar measures presented by other companies. For a reconciliation of these measures to the most directly comparable financial information presented in the Financial Statements in accordance with GAAP, see the tables below for EBITDA and Adjusted EBITDA and the gross profit discussion section of the "Results of Operations" comparison of the fiscal quarters ended March 31, 2024 and 2023 of this MD&A.
EBITDA
We believe EBITDA is a useful measure to assess the performance of our Company as it provides more meaningful operating results by excluding the effects of expenses that are not reflective of our underlying business performance and other one-time or non-recurring expenses. We define EBITDA as net income (loss) before (i) depreciation and amortization; (ii) income taxes; and (iii) interest expense and debt amortization.
Adjusted EBITDA
We believe Adjusted EBITDA is a useful measure to assess the performance of our Company as it provides more meaningful operating results by excluding the effects of expenses that are not reflective of our underlying business performance and other one-time or non-recurring expenses. We define Adjusted EBITDA as EBITDA adjusted to exclude extraordinary items, non-recurring items and, other non-cash items, including, but not limited to (i) stock-based compensation expense, (ii) change in fair value of the earn out liability, (iii) non-recurring legal and professional fees, human-resources, inventory and collections-related expenses, (iv) intangible and goodwill impairments and loss on disposal of assets, (v) transaction costs related to Business Combination and other acquisition activities, (vi) retail and cultivation pre-opening costs and, (vii) non-recurring inventory adjustments .

	Three months ended
	March 31, 2024	March 31, 2023
Net Loss	$(13,704)	$(9,341)
Debt and Convertible Debt Interest Expense, Net	772	1,599
Finance Lease Liability Interest Expense, Net	3,379	2,574
Amortization of Debt Discount Interest Expense, Net	177	532
Taxes	987	765
Depreciation and Amortization	4,050	2,117
EBITDA	$(4,339)	$(1,754)

Add back for Adjusted EBITDA
Non-cash Operating Lease Expense	$(143)	$219
Implementation Software Costs	110	—
Share-Based Compensation	193	56
Bad Debt Expense	—	(27)
Transaction Fees and Legal Fees	591	759
Retail, Cultivation Preopening Costs and Other Non-Recurring	489	—
Non-Recurring inventory Adjustments	1,298	597
Adjusted EBITDA	$(1,801)	$(150)
EBITDA and Adjusted EBITDA
The decrease in both EBITDA and Adjusted EBITDA is mainly due to to the costs incurred following the Business Combination associated with improvement to overall operations as we implement efficiencies and focus on growing revenue streams. To some extent, the cultivation expansion has a non-recurring negative impact on earnings because each new flowering room has to undertake an eight-week grow cycle requiring labor and nutrients before the first harvest. An additional drying, curing and trimming is required prior to the first sale. These expenses stabilize once a normal weekly harvest cycle commences and will be spread across a broader inventory or COGS base.
LIQUIDITY AND CAPITAL RESOURCES

We are currently meeting our obligations as they become due from its current working capital and operations. Historically, our primary source of liquidity has been operations, capital contributions made by equity investors, debt issuances and most recently $55,629 of cash acquired as part of the Business Combination in July 2023. We believe that Gold Flora's efficient vertical-integration and increased scale will lead to longer-term profitability and sustainable cash flow.

As of March 31, 2024, we had cash and cash equivalents of approximately $14,221 compared to cash and cash equivalents of approximately $22,538 as of March 31, 2023.

We continue to evaluate additional opportunities for cost reductions and business optimizations to reduce cash use, accelerate profitable market share growth, improve gross margin profile and work toward generating sustained free cash flow over the longer term. The Company plans to raise additional capital as needed which if not available would raise substantial doubt about our ability to continue as a going concern.

If additional capital is required, we have access to public capital markets through our listing on the Cboe Canada exchange, and will continue to review and pursue selected external financing sources to ensure adequate financial resources. These potential sources include, but are not limited to (i) traditional or non-traditional investment capital organizations; (ii) sale of common stock or other equity or debt instruments; and (iii) debt financing with lending terms that more closely match our business model and capital needs. There can be no assurance that we will gain adequate market acceptance for our products or be able to generate sufficient positive cash flow to achieve its business plans, that additional capital or other types of financing will be available when needed, or that these financings will be on terms favorable to us or at all. In addition, due to the price of our common stock, raising equity capital currently may not be feasible. Any additional equity financing may be on terms that are dilutive, or potentially dilutive, to our shareholders and debt financing, if available, may involve restrictive covenants with respect to our ability to pay dividends, raise additional capital or execute various other financial and operational plans.

We do not have any requirements for capital expenditures. See "Note 14 - Commitments and Contingencies" above.
CASH FLOW ANALYSIS
Presented below is a summary of Gold Flora Corporation’s cash flows for the periods indicated:

	Three months ended March 31,
	2024	2023
Net cash used in operating activities	$(4,359)	$(1,057)
Net cash used in investing activities	$(680)	$(65)
Net cash provided by (used in) financing activities	$(3,278)	$844
Operating Activities
During the quarter ended March 31, 2024, the change in cash used in operating activities was due to the increased costs associated with operations of the larger amalgamated company following the Business Combination on July 7, 2023.
Investing Activities
During the quarter ended March 31, 2024, the change in cash used in investing activities was primarily due to the purchase of property, plant and equipment primarily for sustaining our retail store operations.
Financing Activities
During the quarter ended March 31, 2024, the change in cash used in financing activities was primarily due to the debt repayment, while in the same period in the comparative quarter, we were a net issuer of debt.
CONTRACTUAL OBLIGATIONS
Lease Obligations, Notes Payable and Convertible Notes Payable
We have material lease obligations payable which are detailed in Note 8 of the interim condensed consolidated financial statements included in this Form 10-Q. We have material notes and convertible notes payable which are detailed in Notes 9 and 10 of the interim condensed consolidated financial statements included in this Form 10-Q.
COMMITMENTS AND CONTINGENCIES
California operating licenses
Our primary activity is engaging in state-legal commercial cannabis business, including the cultivation, manufacture, distribution, and sale of cannabis and cannabis products pursuant to California law. However, this activity is not in compliance with the United States Controlled Substances Act, or the CSA. Our assets are potentially subject to seizure or confiscation by Federal governmental agencies, and we could face criminal and civil penalties for noncompliance with the CSA, although such events would be without relevant precedent. Our management believes that we are in compliance with all California and local jurisdiction laws and monitors the regulatory environment on an ongoing basis along with counsel to ensure the continued compliance with all applicable laws and licensing agreements.
Our operation is sanctioned by the State of California and local jurisdictions. There have been no instances of federal interference with those who adhere to State of California and local laws and regulations regarding commercial cannabis activities. Due to the uncertainty surrounding our noncompliance with the CSA, the potential liability from any noncompliance cannot be reasonably estimated and we may be subject to regulatory fines, penalties or restrictions in the future.
Effective January 1, 2018, the State of California (the "State") allowed for adult use cannabis sales. Beginning on January 1, 2018, the State began issuing temporary licenses that expired 120 days after issuance for retail, distribution, manufacturing and cultivation permits. Temporary licenses could be extended in 90-day increments by the State upon submission of an annual license application. All temporary licenses had been granted extensions by the State during 2018.
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
Licensees issued a provisional license are expected to be diligently working toward completing all annual license requirements in order to maintain a provisional license. We obtained our provisional licenses in 2019 and continue to work with the State of California to obtain annual licensing.
Our prior licenses obtained from the local jurisdictions we operated in have been continued by such jurisdictions and are necessary to obtain State licensing.
We have received annual licenses from each local jurisdiction in which we actively operate. Although we believe we will continue to receive the necessary licenses from the State and applicable local jurisdictions to conduct our business in a timely fashion, there is no guarantee our clients will be able to do so and any failure of our clients to receive necessary licenses may have a negative effect on our business and results of operations.

Contingencies

Our operations are subject to a variety of local and state regulations. Failure to comply with one or more of those regulations could result in fines, restrictions on its operations, or losses of permits that could result in us ceasing operations in that specific state or local jurisdiction. While our management believes that we are in compliance with applicable local and state regulations, cannabis regulations continue to evolve and are subject to differing interpretations. As a result, we may be subject to regulatory fines, penalties, or restrictions in the future.

We have a loyalty program whereby customers accumulate points through purchases, and the earned points can be used to reduce the price of future purchases. The points do not expire and are recorded as a component of accounts payable and accrued liabilities on the accompanying condensed consolidated balance sheets for amounts customers have earned but have not yet used.

In connection with the Business Combination, certain TPCO shareholders dissented from the vote and were therefore entitled to the fair value of their common shares of TPCO (“TPCO Shares”). The fair value amount was calculated based on the closing share price of the TPCO Shares of $0.17696 on June 14, 2023 (being the last trading date prior to the date of the meeting of shareholders of TPCO to approve the Business Combination). The amount was recorded as a component of accounts payable and accrued liabilities in the accompanying interim condensed consolidated balance sheet. Certain of the dissenting TPCO shareholders have asserted that the fair value of their TPCO Shares was higher than the trading price of June 14, 2023 and should have been determined to be at least US$0.9847 per TPCO Share. However, the ultimate amount required to be paid by Gold Flora is subject to determination by the Supreme Court of British Columbia

Claims and Litigation

From time to time, we may be involved in litigation relating to claims arising out of operations in the normal course of business. At March 31, 2024, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our consolidated operations. There are also no proceedings in which any of our directors, officers or affiliates is an adverse party or has a material interest adverse to our interest.
Inflation
We are not immune to the widespread cost inflation experienced in the United States and many parts of the world. We intend to continue to work to improve our gross margins despite cost inflation through market pricing, greater cost efficiencies, advantageous vendor partnerships, and other measures.
OFF-BALANCE SHEET ARRANGEMENTS
As of the date hereof, we do not have any off-balance sheet financing arrangements and have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

SHARE CAPITAL AND CAPITAL MANAGEMENT
As of March 31, 2024, we had 287,527,727 shares of common stock, 69,701,256 common stock purchase warrants and 13,845,742 stock options issued and outstanding. 35,837,500 warrants were assumed as part of the Business Combination in July 2023 and are exercisable at an exercise price of $11.50. As of March 31, 2024, 33,863,756 warrants previously issued and outstanding Gold Flora, LLC warrants that were exchanged in the Business Combination for warrants of the Company have a weighted average exercise price of $1.05. As at March 31, 2024, the weighted average remaining term of all the warrants was 1.70 years for all warrants.
No stock options were granted during the three months ended March 31, 2024. 13,747,272 stock options remain outstanding as of March 31, 2024. As of March 31, 2024, a total of 174,751 restricted stock units were outstanding under the former equity incentive plan of TPCO which was assumed in the July 2023 Business Combination.
We manage our capital with the following objectives:
•To ensure sufficient financial flexibility to achieve the ongoing business objectives including of future growth opportunities, and pursuit of accretive acquisitions; and
•To maximize shareholder return through enhancing the share value.
We consider our capital to be total equity. We manage capital through our financial and operational forecasting processes. We review our working capital and forecasts our future cash flows based on operating expenditures, and other investing and financing activities. Our capital management objectives, policies and processes have remained unchanged during the three months ended March 31, 2024 and year ended December 31, 2023. We are not subject to any external capital requirements.
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

Recent and Anticipated Changes to Critical Accounting Policies

None.

United States Regulatory Environment

On February 8, 2018, the Canadian Securities Administrators revised their previously released Staff Notice 51-352 (Revised) (Issuers with U.S. Marijuana-Related Activities) (“Staff Notice 51-352”), which provides specific disclosure expectations for Canadian issuers that currently have, or are in the process of developing, cannabis-related activities in the United States as permitted within a particular state’s regulatory framework. All issuers with U.S. cannabis-related activities are expected to clearly and prominently disclose certain prescribed information in prospectus filings and other required disclosure documents. As a result of our existing operations in California, we are required to provide disclosure pursuant to Staff Notice 51-352.

The required disclosure pursuant to Staff Notice 51-352 is incorporated by reference from “United States Regulatory Environment” under “Item 1. Business” and “Risk Factors” under “Item 1A. Risk Factors” from our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the SEC and with the relevant Canadian securities regulatory authorities under its profile on SEDAR+.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Not applicable.
ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures.
Based on an evaluation as of March 31, 2024, our management, including the Principal Executive Officer and Principal Financial Officer, has concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were not effective to provide reasonable assurance because of a material weakness in our internal control over financial reporting described below.

Material Weakness
As reported in our Annual Report on Form 10-K for the year ended December 31, 2023, we and our independent registered public accounting firm identified control deficiencies in the design and operation of internal control over financial reporting that constituted a material weakness.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected in a timely manner.
We did not design or maintain an effective control environment commensurate with financial reporting requirements. Specifically, we lacked a sufficient number of adequately skilled professionals to appropriately analyze, record and disclose accounting matters timely and accurately while maintaining appropriate segregation of duties.
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
Changes in Internal Control over Financial Reporting
Other than set forth above, there has been no change in our internal control over financial reporting during the quarter ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION
Item 1. Legal Proceedings.
To the knowledge of the Company, the Company is not a party to any material legal proceedings nor, to the Company’s knowledge, are any such proceedings contemplated by or against the Company.

ITEM 1A. RISK FACTORS.
In addition to the information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, each of which is incorporated herein by reference and which could materially affect our business, financial condition or future results. The risks described herein and in the Annual Report on Form 10-K for the fiscal year ended December 31, 2023 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. We do not believe that there have been any material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.
None
Item 3. Defaults Upon Senior Securities.
None
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
No officers or directors, as defined in Rule 16a-1(f), adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement as defined in item 408 of Regulation S-K, during the period ended March 31, 2024.

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

GOLD FLORA CORPORATION

Date: May 15, 2024	By:	/s/ Laurie Holcomb
Laurie Holcomb
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2024	By:	/s/ Marshall Minor
Marshall Minor
Chief Financial Officer (Principal Financial Officer)