Form 10-Q
period 2024-06-30
Gold Flora Corp.
filed 2024-08-14
CIK 1876945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-Q
__________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 12, 2024, there were 287,644,766 shares of common stock of the registrant outstanding.

Gold Flora Corporation
Form 10-Q
For the Quarter Ended June 30, 2024

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Gold Flora Corporation Interim Condensed Consolidated Balance Sheets (Unaudited) (In USD, in thousands, except for share and per share data)
	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$10,676	$22,538
Accounts receivable, Net	2,204	1,773
Inventory	18,347	18,372
Current portion of notes receivable	356	459
Assets held for sale	280	362
Indemnification assets	3,194	3,194
Prepaid expenses and other current assets	8,416	6,165
Total current assets	43,473	52,863

Property and equipment, net	36,278	39,166
Finance lease asset	58,441	60,400
Notes receivable, net of current portion	208	208
Intangible assets, net	43,847	46,101
Operating lease right-of-use assets	21,987	23,655
Deposits and other long term assets	4,168	3,973
Total assets	$208,402	$226,366

Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$42,458	$27,342
Accrued interest	1,211	1,365
Current portion of taxes payable	20,993	14,135
Due to related party	2,005	2,005
Consideration payable	4,123	4,342
Current portion of notes payable	16,045	18,952
Current portion of operating lease liabilities	2,920	2,562
Current portion of finance lease liabilities	3,336	2,990
Liabilities held for sale	198	282
Total current liabilities	93,289	73,975

Notes payable, net of current portion	7,014	9,189
Convertible notes payable	21,635	20,546
Operating lease liabilities, net of current portion	23,531	25,817
Finance lease liabilities, net of current portion	84,544	85,122
Taxes payable, net of current portion	19,643	13,751
Deferred tax liability	3,298	5,150
Security deposits and other long term liabilities	74	64
Total liabilities	$253,028	$233,614

Commitments and contingencies

Shareholders' deficit
Shares of common stock, par value $0.01 per share, 450,000,000 shares of common stock authorized 287,618,418 issued and outstanding at June 30, 2024 and 287,478,982 at December 31, 2023	2,876	2,874
Additional paid in capital	100,855	100,577
Accumulated deficit	(148,303)	(110,833)
Total shareholders' deficit attributable to the Company	(44,572)	(7,382)
Non-controlling interest	(54)	134
Total shareholders' deficit	(44,626)	(7,248)
Total liabilities and shareholders' deficit	$208,402	$226,366

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Gold Flora Corporation Interim Condensed Consolidated Statements of Operations (Unaudited) (In USD, in thousands, except for share and per share data)

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Revenues, net	$31,642	$14,957	$63,795	$30,609
Cost of goods sold	24,394	11,017	46,518	$22,623
Gross profit	7,248	3,940	17,277	$7,986

Selling, general, and administrative	20,766	8,672	39,732	$17,605
Change in fair value of earn out liability	—	4,375	—	$4,375
Total operating expenses	20,766	13,047	39,732	$21,980

Loss from operations	(13,518)	(9,107)	(22,455)	$(13,994)

Other (income) expense
Notes payable and convertible notes payable interest expense	798	1,549	1,570	$3,148
Finance lease liability interest expense	3,356	2,602	6,735	$5,176
Other interest expense	381	—	381	$—
Amortization of debt discount	179	685	356	$1,217
Other (income) expense, net	4,986	(586)	4,438	$(1,602)
Total other (income) expense, net	9,700	4,250	13,480	$7,939

Loss before income taxes	(23,218)	(13,357)	(35,935)	$(21,933)
Income tax expense	(736)	(749)	(1,723)	$(1,514)
Net loss	(23,954)	(14,106)	(37,658)	$(23,447)

Net loss attributable to non-controlling interest	(119)	(44)	(188)	$(63)
Net loss attributable to Gold Flora Corporation	$(23,835)	$(14,062)	$(37,470)	$(23,384)

Dividend on preferred stock	$—	$(399)	$—	$(794)
Net loss attributable to Gold Flora Corporation	$(23,835)	$(14,461)	$(37,470)	$(24,178)

Net loss per share - basic and diluted	$(0.08)	$(0.15)	$(0.13)	$(0.26)
Weighted average number of shares outstanding - basic and diluted	287,610,965	94,341,622	287,563,193	94,344,138
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Gold Flora Corporation Interim Condensed Consolidated Statements of Changes in Shareholders’ Deficit (Unaudited) (In USD, in thousands, except for share and per share data)

	Shares of Common Stock	Par Value	Additional Paid in Capital	Accumulated Deficit	Total Shareholders' Deficit Attributable to Gold Flora Corporation	Non-controlling Interest	Total Shareholders' Deficit
Balance March 31, 2023	94,341,622	$943	$42,845	$(77,105)	$(33,317)	$155	$(33,162)
Distributions, net	-	-	(87)	-	(87)	-	(87)
Accrued preferred distribution to members	-	-	-	(399)	(399)	-	(399)
Share-based compensation	-	-	42	-	42	-	42
Net loss	-	-	-	(14,062)	(14,062)	(44)	(14,106)
Balance June 30, 2023	94,341,622	$943	$42,800	$(91,566)	$(47,823)	$111	$(47,712)

	Shares of Common Stock	Par Value	Additional Paid in Capital	Accumulated Deficit	Total Shareholders' Deficit Attributable to Gold Flora Corporation	Non-controlling Interest	Total Shareholders' Deficit
Balance March 31, 2024	287,527,727	$2,875	$100,769	$(124,474)	$(20,830)	$65	$(20,765)
Contributions, Net	-	-	-	6	6	-	6
Shares Issued for Option Exercises, Net	62,500	1	-	-	1	-	1
Shares Issued for Vesting of RSU's, Net	28,191	-	-	-	-	-	-
Share-Based Compensation	-	-	86	-	86	-	86
Net Loss	-	-	-	(23,835)	(23,835)	(119)	(23,954)
Balance June 30, 2024	287,618,418	$2,876	$100,855	$(148,303)	$(44,572)	$(54)	$(44,626)

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Gold Flora Corporation Interim Condensed Consolidated Statements of Changes in Shareholders’ Deficit (Unaudited) (In USD, in thousands, except for share and per share data)

	Shares of Common Stock	Par Value	Additional Paid in Capital	Accumulated Deficit	Total Shareholders' Deficit Attributable to Gold Flora Corporation	Non-controlling Interest	Total Shareholders' Deficit
Balance December 31, 2022	94,797,102	$948	$42,687	$(67,388)	$(23,753)	$174	$(23,579)
Contributions, net	-	-	10	-	10	-	10
Cancellation of common stock related to participation units	(455,480)	(5)	5	-	-	-	-
Accrued preferred distribution to members	-	-	-	(794)	(794)	-	(794)
Share-based compensation	-	-	98	-	98	-	98
Net loss	-	-	-	(23,384)	(23,384)	(63)	(23,447)
Balance June 30, 2023	94,341,622	$943	$42,800	$(91,566)	$(47,823)	$111	$(47,712)

	Shares of Common Stock	Par Value	Additional Paid in Capital	Accumulated Deficit	Total Shareholders' Deficit Attributable to Gold Flora Corporation	Non-controlling Interest	Total Shareholders' Deficit
Balance December 31, 2023	287,478,982	$2,874	$100,577	$(110,833)	$(7,382)	$134	$(7,248)
Shares Issued for Option Exercises, Net	92,500	1	-	-	1	-	1
Cancellation of Common Shares	(10,074)	-	-	-	-	-	-
Shares Issued for Vesting of RSU's, Net	57,010	1	(1)	-	-	-	-
Share-Based Compensation	-	-	279	-	279	-	279
Net Loss	—	—	—	(37,470)	(37,470)	(188)	(37,658)
Balance June 30, 2024	287,618,418	$2,876	$100,855	$(148,303)	$(44,572)	$(54)	$(44,626)

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Gold Flora Corporation Interim Condensed Consolidated Statements of Cash Flows (Unaudited) (In USD, in thousands, except for share and per share data)

	Six Months Ended
	June 30, 2024	June 30, 2023
Operating activities:
Net loss	$(37,658)	$(23,447)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,099	4,732
Non-cash operating lease expense	(262)	292
Non-cash interest expense on finance leases added to principal	701	1,325
Gain on forgiveness of convertible debentures	—	(301)
Change in fair value of earnout liability	—	4,375
Deferred income taxes	(1,852)	(377)
Reserve for inventory	38	—
Debt discount amortization	19	18
Debt issue cost amortization	337	1,200
Share-based compensation	279	98
Bad debt expense	411	323
Change in operating assets and liabilities:
Accounts receivable	(842)	130
Prepaid expenses and other current assets	(2,251)	503
Deposits and other long term assets	(185)	(18)
Inventory	(13)	(1,278)
Accounts payable and accrued liabilities	15,116	6,466
Accrued interest and taxes payable	13,217	1,186
Net cash used in operating activities	(4,846)	(4,773)

Investing activities:
Receipt of cash from notes receivable	103	48
Purchase of property and equipment and construction costs	(998)	(262)
Net cash used in investing activities	(895)	(214)

Financing activities:
Proceeds from exercise of options	1	—
Repayment of notes	(5,189)	(2,266)
Proceeds from notes	—	5,000
Principal repayments of finance lease liability	(1,432)	(688)
Contributions, net	—	10
Proceeds from Lease incentive payments received	499	—
Net cash provided by (used in) financing activities	(6,121)	2,056

Net decrease in cash and cash equivalents	(11,862)	(2,931)
Cash and cash equivalents, beginning of period	22,538	5,217
Cash and cash equivalents, end of period	$10,676	$2,286

	Six Months Ended
	June 30, 2024	June 30, 2023
Supplemental cash flow disclosure:
Cash paid for interest	$3,430	$8,117
Cash paid for taxes	$405	$1,514

Non-cash investing and financing activities:
Obtaining property and equipment in exchange for finance lease liabilities	$—	$3,383
Other current assets reclassed to property and equipment	$—	$2,175
Termination of leases	$649	$—
Reclass of equipment deposits to property and equipment	$—	$1,044
Recognition of right-of-use assets and lease liabilities for operating leases	$—	$1,945
Accretion of dividends payable	$—	$794
Accrued interest added to principle of notes payable	$840	$—
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
Gold Flora, LLC is a California limited liability company that was formed on November 15, 2016 and is a vertically integrated single-state operator that, through various subsidiaries, has cultivation, manufacturing, distribution and retail operations in California. While the nature of its operations is legalized and approved by the State of California, it is considered to be an illegal activity under the Controlled Substances Act of the United States of America (the “CSA”). Accordingly, certain additional risks and uncertainties are present as discussed in the following notes.
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

All intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim condensed consolidated financial position of the Company as of June 30, 2024 and December 31, 2023, the interim condensed consolidated results of operations for three and six months ended June 30, 2024 and 2023 and cash flows for the six months ended June 30, 2024 and 2023 have been included.

The accompanying interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements (and notes thereto) in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “Annual Report”), as filed with the United States Securities and Exchange Commission (“SEC”) and with the relevant Canadian securities regulatory authorities under its profile on the System for Electronic Document Analysis and Retrieval Plus (“SEDAR+”). Except as noted below, there have been no material changes to the Company’s significant accounting policies and estimates during the three and six months ended June 30, 2024.

Basis of Measurement

These interim condensed consolidated financial statements have been prepared on the going concern basis, under the historical cost convention, except for certain financial instruments that are measured at fair value as described herein.

Gold Flora Corporation Notes to Interim Condensed Consolidated Financial Statements (Unaudited) (In USD, in thousands, except for share and per share data)
Going Concern

Historically, the Company’s primary source of liquidity has been its operations, capital contributions made by members and debt financing. The Company is currently meeting its current operational obligations as they become due from its current working capital and from operations. However, the Company has sustained annual losses since inception and may require additional capital in the future. As of June 30, 2024 and December 31, 2023, the Company had a total shareholders’ deficit of $44,626 and $7,248 and for the three months ended June 30, 2024 and 2023 a net loss attributable to the Company of $23,835 and $14,062, and net cash used in operating activities of $4,846 and $4,773, respectively. Because of these factors, there is substantial doubt about the Company’s ability to continue as a going concern.

As of June 30, 2024 and 2023, the accompanying interim condensed consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The accompanying interim condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to substantial doubt about the Company’s ability to continue as a going concern.

As described in Note 1, the Company consummated a reverse merger with TPCO on July 7, 2023, forming GFC. GFC anticipates realizing synergies from this acquisition, as well as plans to reduce operating expenses through various strategic initiatives and aggressive cost-cutting measures which the Company believes will allow it to operate for at least the next twelve months. In addition, GFC plans to raise additional financing if needed to help fund operations. However, there can be no assurance that the Company will be successful in achieving its objectives. These interim condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to substantial doubt about the Company’s ability to continue as a going concern.

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

Revenue is recognized upon the satisfaction of the performance obligation. The Company satisfies its performance obligation and transfers control upon delivery and acceptance by the customer. Revenues, net, are disaggregated for the period ended June 30, 2024 and 2023 as follows:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Wholesale	$5,455	$2,686	$10,691	$5,764
Retail	26,187	12,271	53,104	24,845
Total revenues, net	$31,642	$14,957	$63,795	$30,609

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

The Company’s return policy conforms to the Medicinal and Adult-Use Cannabis Regulation and Safety Act (“MAUCRSA”), which was signed into law in September 2017 and creates the general framework for the regulation of commercial medicinal and adult-use cannabis in California. The Company determined that no provision for returns or refunds was necessary at June 30, 2024 and 2023.

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

Gold Flora Corporation Notes to Interim Condensed Consolidated Financial Statements (Unaudited) (In USD, in thousands, except for share and per share data)
Reclassification
For consistency with the current period presentation, there has been a reclassification of certain prior period amounts from current portion of taxes payable to taxes payable, net of current portion with no effect on the reported total assets, total liabilities, or results of operations.

3. INVENTORY

	June 30, 2024	December 31, 2023
Raw materials	$3,074	$1,882
Work in progress	8,464	10,928
Finished goods	6,809	5,562
Total inventory	$18,347	$18,372
4. PREPAID AND OTHER CURRENT ASSETS

	June 30, 2024	December 31, 2023
Prepaid supplier payments	$6,458	$—
Prepaid expenses other	1,240	1,131
Prepaid insurance	465	1,808
Prepaid inventory	—	515
Prepaid deposits	253	2,711
Total prepaid expenses and other current assets	$8,416	$6,165
5. PROPERTY AND EQUIPMENT

	June 30, 2024	December 31, 2023
Machinery and equipment	$15,606	$15,290
IT equipment	3,765	3,753
Vehicles	807	824
Leasehold improvements	33,413	32,902
Furniture and fixtures	971	971
Assets under construction	244	106
Total property and equipment, gross	54,806	53,846
Less: Accumulated depreciation and amortization	(18,528)	(14,680)
Total property and equipment, net	$36,278	$39,166

Assets under construction represent construction in progress related to both cultivation, distribution and extraction facilities not yet completed or otherwise not ready for use.

Depreciation and amortization expense for the three and six months ended June 30, 2024 totaled $1,951 and $3,886, respectively, of which $946 and $1,838, respectively, is included in cost of goods sold. Depreciation and amortization expense for the three and six months ended June 30, 2023 totaled $1,340 and $2,201, respectively, of which $966 and $1,399, respectively, is included in cost of goods sold.

Gold Flora Corporation Notes to Interim Condensed Consolidated Financial Statements (Unaudited) (In USD, in thousands, except for share and per share data)
6. INTANGIBLE ASSETS

	June 30, 2024	December 31, 2023
Trade name	$10,864	$10,864
Licenses	42,542	42,542
Non-compete	450	450
Total intangible assets, gross	53,856	53,856
Less: Accumulated amortization	(10,009)	(7,755)
Total intangible assets, net	$43,847	$46,101

For the three and six months ended June 30, 2024, amortization expense related to intangible assets totaled $1,140 and $2,254, respectively. For the three and six months ended June 30, 2023, amortization expense related to intangible assets totaled $771 and $1,543, respectively. Additionally, during the period ended June 30, 2024, management noted no indications of impairment on its intangible assets.

7. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	June 30, 2024	December 31, 2023
Accounts payable	$20,842	$13,339
Accrued payroll and related	1,785	2,588
Accrued purchases	7,220	2,839
Liability to dissenting shareholders	3,047	3,047
Other accrued expenses	9,564	5,529
Total accounts payable and accrued liabilities	$42,458	$27,342

8. LEASES
Operating Leases
The Company leases certain business facilities from related parties and third parties under non-cancellable operating lease agreements that specify minimum rentals. The operating leases require monthly payments ranging from $2 to $78 and expire through August 2038. Certain lease monthly payments may escalate up to 5.0% each year. In such cases, the variability in lease payments is included within the current and non-current operating lease liabilities.

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

Finance Leases

The Company has certain finance leases from third parties and related parties as of June 30, 2024 and December 31, 2023 for property in Desert Hot Springs, CA, Long Beach, CA, Commerce, CA, Corona, CA, and certain vehicle finance leases, with up to 30 years terms.

Gold Flora Corporation Notes to Interim Condensed Consolidated Financial Statements (Unaudited) (In USD, in thousands, except for share and per share data)
ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease.

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Finance lease cost:
Amortization of finance lease right-of-use assets	$958	$503	$1,959	$988
Interest on lease liabilities	3,356	2,602	6,735	5,176
Sublease (Income)	(560)	(598)	(1,145)	(1,232)
Operating lease cost	1,536	591	3,072	1,183
Total lease expenses	$5,290	$3,098	$10,621	$6,115

	Six Months Ended
	June 30, 2024	June 30, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance lease, principal payment	$1,432	$688
Financing cash flows from finance lease, interest payment	6,014	3,694
Operating cash flows from operating leases, gross	3,251	973
Cash received for lease incentive payments	499	—
Non-cash additions to right-of-use assets and lease liabilities:
Reduction in lease liability and right-of-use asset due to termination	649	—
Recognition of right-of-use assets for finance lease	—	3,383
Recognition of right-of-use assets for operating leases	$—	$1,945
Other information related to operating and finance leases as of and for the six months ended June 30, 2024 are as follows:

	Six Months Ended
	June 30, 2024	June 30, 2023
Weighted-average remaining lease term (years) - Finance leases	23.16	26.41
Weighted-average remaining lease term (years) - Operating leases	7.36	9.35
Weighted-average discount Rate - Finance leases	15.63%	14.15%
Weighted-average discount rate - Operating leases	14.02%	12.57%

Gold Flora Corporation Notes to Interim Condensed Consolidated Financial Statements (Unaudited) (In USD, in thousands, except for share and per share data)
The maturity of the contractual undiscounted lease liabilities as of June 30, 2024:

Year Ending December 31,	Operating Leases	Finance Leases
2024 (Remaining)	$3,279	$7,533
2025	6,574	15,366
2026	6,622	15,761
2027	5,633	14,793
2028	4,356	11,178
Thereafter	17,337	337,419
Total future minimum lease payments	43,801	402,050
Less: Interest	(17,350)	(314,170)
Present value of lease liabilities	26,451	87,880
Less: Current portion of lease liabilities	(2,920)	(3,336)
Lease liabilities, net of current portion	$23,531	$84,544

Gold Flora Corporation Notes to Interim Condensed Consolidated Financial Statements (Unaudited) (In USD, in thousands, except for share and per share data)
9. NOTES PAYABLE

	Interest rate	Maturity Date	Payment terms	June 30, 2024	December 31, 2023
Shelf Life, Inc. Promissory note - October 1, 2019[2]	—%	December 31, 2022	Due at maturity	$5,200	$5,200
Acquisition note payable - December 2021	8.0%	December 31, 2025	Twelve quarterly payments of principal and interest beginning in March 2023	6,308	8,196
Equipment loan, secured by substantially all assets of the Company.	9.5% plus the Secured Overnight Financing Rate but not less than 2.99% or more than 5.5% ("SOFR"), plus a service fee of 2.0%	December 14, 2025	Principal and interest of $140 plus the SOFR payment paid monthly, remaining balance due at maturity	2,326	2,712
Acquisition note payable - September 2021	6.0%	September 30, 2025	Twelve quarterly payments of principal and interest beginning in December 2022	5,614	7,545
Promissory note - July 7, 2023	8.0%	July 7, 2027	Twelve quarterly payments of principal and interest beginning in October 2024	2,374	2,200
Short-term insurance financing	8.4%	April 1, 2024	Monthly payments of principal and interest	—	1,055
Promissory notes - various[1]	1.0%	Various	Interest and principal payments due monthly.	1,294	1,293
Other				6	22
Total notes payable				23,122	28,223
Less: Unamortized discount due to imputed interest				(63)	(82)
Total notes payable, net of unamortized debt discount				23,059	28,141
Less: Current portion of notes payable				(16,045)	(18,952)
Notes payable, net of current portion				$7,014	$9,189

1The Company entered into the Paycheck Protection Program (“PPP”) loans based on information available at the time. The Company has received multiple Civil Investigative Demands from the Department of Justice ("DOJ") with respect to approximately $1.3 million of PPP loans and may ultimately be found to be subject to repayment and potential additional penalty. The Company is engaged with the DOJ to determine its repayment obligations with respect to the PPP loans and is evaluating its options with respect to any repayment claims.

Table of Contents

Gold Flora Corporation Notes to Interim Condensed Consolidated Financial Statements (Unaudited) (In USD, in thousands, except for share and per share data)

2The Company was in active litigation with Shelf Life Inc. (“SLI”). There has been an interim judgement granted against Gold Flora for the $5.2 million balance owed on the applicable note. The arbitrator in the matter is expected to issue a final judgement including any applicable costs and interest, which is anticipated in the third quarter of 2024. For additional information, refer to 14. Commitments and Contingencies – Claims and Litigation.
10. CONVERTIBLE NOTES PAYABLE

	June 30, 2024	December 31, 2023
Convertible notes payable	$22,648	$21,896
Less: Unamortized discount due to imputed interest	(1,013)	(1,350)
Total convertible notes payable, net	21,635	20,546

Higher Level of Care and Airfield Financing

On July 6, 2023, prior to the Business Combination, the Company entered into a debt modification with certain convertible debt holders above, representing approximately $22,515 in convertible debt. As consideration for the debt modification and voting support agreement, the Company issued 2,500,000 Class C member units to these convertible debt holders which were ultimately converted to common shares of the Company upon the merger. Management determined the debt modification was considered an extinguishment of debt and recorded a loss on extinguishment of debt in the amount of approximately $1,440. The modified unsecured convertible debt bears interest at 8 percent per annum, matures on December 31, 2025 and is convertible at the option of the debt holders at $0.7549 per share of common stock. The mandatory conversion feature, that was previously contained in the agreements, was removed and replaced with an optional conversion feature, at the Company's discretion, in the event the Company’s common stock exceeds a 20-day volume weighted average price ("VWAP") of $1.0175 per share of common stock. In the event the 20-day VWAP is met, the Company may elect to require that the holders of the convertible debt convert at a price of $0.7549 per share of common stock.
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

Issued and Outstanding

There were 287,618,418 and 287,478,982 shares of common stock issued and outstanding as of June 30, 2024 and December 31, 2023, respectively.

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

Gold Flora Corporation Notes to Interim Condensed Consolidated Financial Statements (Unaudited) (In USD, in thousands, except for share and per share data)

Share based compensation expense consists of options for the six months ended June 30, 2024 and profit interest for the six months ended June 30, 2023. Share based compensation was $279 and $98 during the period ended June 30, 2024 and 2023, respectively. All profit interest units were exchanged to common stock upon the Business Combination and no profit interest units remain outstanding. The Company recognized forfeitures when they occurred.

Restricted Stock Units

	Issued and Outstanding	Weighted Average Grant Date Fair Value
Balance as of December 31, 2023	217,298	$3.14
Vested and Settled	(69,184)	3.35
Forfeited	(9,621)	2.76
Balance as of June 30, 2024	138,493	$3.05

Options

Certain options outstanding relate to a legacy option plan from prior acquisitions. No further options will be issued under those legacy plans.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance as of December 31, 2023	13,948,506	$0.17	9.85
Expired	(27,416)	0.15
Exercised	(92,500)	0.11
Forfeited	(72,946)	0.14
Balance as of June 30, 2024	13,755,644	$0.18	9.35	$694
Vested and Expected to Vest	13,755,644	$0.18	9.35	$694
Exercisable	4,690,258	$0.29	9.30	$234

The aggregate intrinsic value is calculated as the difference between the Company’s closing stock price on June 30, 2024 and the exercise price of options, multiplied by the number of options. As of June 30, 2024, total unrecognized stock-based compensation was approximately $827, which are expected to be recognized over a weighted-average period of approximately 2.38 years as of June 30, 2024.

The Company recognizes compensation expense for stock option awards on a straight-line basis over the applicable service period of the award. The service period is generally the vesting period. There were no options issued during the six months ended June 30, 2024.

Warrants

	Warrants	Weighted - Average Exercise Price
Balance as of December 31, 2023	69,701,256	$6.27
Balance as of June 30, 2024	69,701,256	6.47

As of June 30, 2024 and December 31, 2023, the weighted-average remaining term for the outstanding warrants was 1.78 years and 1.73 years, respectively. No warrants were issued during the six months ended June 30, 2024.

Gold Flora Corporation Notes to Interim Condensed Consolidated Financial Statements (Unaudited) (In USD, in thousands, except for share and per share data)
12. RELATED PARTY TRANSACTIONS AND BALANCES

Expenses incurred and contributions received from related parties, and amounts due to and (due from) related parties, which are included as components of accounts payable and accrued liabilities or (accounts receivables) in the accompanying interim condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023 and the interim condensed consolidated statements of operations for the period ended June 30, 2024 and 2023 are as follows:

			Incurred (Received)		Due To (From)
Related Party Name	Relationship	Nature of Transactions	June 30, 2024	June 30, 2023	June 30, 2024	December 31, 2023
127 Radio Road Partners, LLC	Co-owned by a shareholder of the Company	Facility Rent	$238	$138	$—	$6
BlackStar Contractors Inc.	Co-owned by a shareholder of the Company	Construction of Facilities	—	—	(1,222)	(1,252)
BlackStar Financial Inc.	Co-owned by a shareholder of the Company	Shared Services	10	90	60	50
BlackStar Industrial Properties LLC	Co-owned by a shareholder of the Company	Facility Rent and Advances	—	—	2,644	2,644
GF 5630 Partners LLC	Managed by Directors and officers of Gold Flora Corporation	Facility Rent	313	240	369	290
Gold Flora Capital LLC	Managed by Directors and officers of Gold Flora Corporation	Interest Expense	—	4	16	16
MasterCraft Homes Group LLC	Co-owned by a shareholder of the Company	Shared Services	—	2	72	39
Burr Property Management	Management	Consulting Fees	150	144	20	—
		Total	$711	$618	$1,959	$1,793

In addition, to the above transactions, the Company entered into a promissory note with Skyfall Partners, LLC, an entity majority owned by a shareholder of the Company, dated December 31, 2020, which matured on December 22, 2021 and bears interest at an interest rate of 10% with principal and unpaid interest due at maturity. The balance of the note payable at June 30, 2024 and December 31, 2023 was $425. The note was amended to extend the maturity date to April 2023. The Company is currently in negotiations to extend the maturity date. Amounts due to Skyfall Partners, LLC is included as a component of due to related parties in the accompanying interim condensed consolidated balance sheets.

In addition, to the above transactions, the Company entered into a promissory note with BlackStar Capital Partners, LLC, an entity majority owned by a shareholder of the Company, dated December 15, 2021, which matured on June 14, 2023 and bears interest at an interest rate of 10% with principal and unpaid interest due at maturity. The Company is currently in negotiations to extend the maturity date. The balance of the note payable at June 30, 2024 and December 31, 2023 was both $1,580. Amounts due to Black Star Capital Partners, LLC is included as a component of due to related parties in the accompanying interim condensed consolidated balance sheets.

Gold Flora Corporation Notes to Interim Condensed Consolidated Financial Statements (Unaudited) (In USD, in thousands, except for share and per share data)
13. INCOME TAXES
The following table summarizes the Company’s income tax expense and effective tax rates for the period ended June 30, 2024, and 2023:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net Loss Before Income Taxes	$(23,218)	$(13,357)	$(35,935)	$(21,933)
Income Taxes	$(736)	$(749)	$(1,723)	$(1,514)
Effective Tax Rate	3.2%	5.6%	4.8%	6.9%

For the three and six months ended June 30, 2024 and 2023, the Company calculated its provision by applying the discrete method due to the inability to rely on forecasts. The Company believes the discrete method to calculate the interim tax provision is more appropriate. For the three and six months ended June 30, 2024, income tax expense increased as compared to the same periods in the prior year resulting from the Business Combination that occurred on July 7, 2023.
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
The effective tax rate for the period ended June 30, 2024, varies from the period ended June 30, 2023, primarily due to addition of penalties and interest and the change in nondeductible expenses under IRC Section 280E as a proportion of pre-tax loss during the period and true up to the beginning net deferred tax liability. The Company incurs expenses that are not deductible due to IRC Section 280E limitations which results in significant permanent book-to-tax differences that may not necessarily correlate with pre-tax income or loss.
The Company files income tax returns in the US and various state jurisdictions and is subject to examination of its income tax returns by tax authorities in these jurisdictions who may challenge any representations made on these returns. The statute of limitations for these jurisdictions may remain open for as far back as tax year 2019 to the present.
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

Contingencies

The Company’s operations are subject to a variety of local and state regulations. Failure to comply with one or more of those regulations could result in fines, restrictions on its operations, or losses of permits that could result in the Company ceasing operations in that specific state or local jurisdiction. While management of the Company believes that the Company is in compliance with applicable local and state regulations at June 30, 2024 and December 31, 2023, cannabis regulations continue to evolve and are subject to differing interpretations. As a result, the Company may be subject to regulatory fines, penalties, or restrictions in the future.

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

In connection with the Business Combination in July 2023, certain TPCO shareholders dissented from the vote and were therefore entitled to the fair value of their common shares of TPCO ("TPCO Shares"). The fair value amount paid by the Company was calculated based on the closing share price of the TPCO Shares of $0.17696 on June 14, 2023 (being the last trading date prior to the date of the meeting of the shareholders of TPCO to approve the Business Combination. The amount was recorded as a component of accounts payable and accrued liabilities in the accompanying interim condensed consolidated balance sheet. Certain of the dissenting TPCO shareholders have asserted that the fair value of their TPCO Shares was higher than the trading price of June 14, 2023 and should have been determined to be at least US$0.9847 per TPCO Share. On September 8, 2023, those certain former TPCO shareholders filed a petition in the Supreme Court of British Columbia to be paid their asserted value per TPCO Share. However, the ultimate amount required to be paid by Gold Flora is subject to determination by the Supreme Court of British Columbia. The determination hearing is expected to occur in the fourth quarter of 2024, with a final judgement expected to be issued in due course thereafter.

Claims and Litigation

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business.

On or about August 30, 2020, Gold Flora parties filed an action against SLI in Orange County Superior Court in California, which actions was later submitted to binding arbitration pursuant to stipulation by the parties. In the action, Gold Flora disputed the amount of closing consideration owed to SLI following the acquisition of certain of its assets based on omission of relevant information, and SLI brought a cross-claim against Gold Flora seeking full payment of the $5.2 million note balance owed. The arbitrator in the matter issued an interim judgement awarding SLI $5.2 million, in addition to certain potential costs and interest. A final judgment is anticipated in the third quarter of 2024.

On or about October 28, 2022, Jeff and Shanna Droege filed a Notice of Arbitration alleging breach of contract and other business torts against Left Coast Ventures ("LCV") and three former LCV directors in front of JAMS Resolution Center in San Francisco. Subsequently, the claims against the indemnified LCV directors were moved to a separate action filed in the Superior Court of California, Santa Clara, which claims against two of the directors have now been dismissed with prejudice. Monetary relief is sought in each outstanding action. The arbitration decision is expected in the fourth quarter of 2024.

On or about March 30, 2021, former directors and shareholders of LCV filed a complaint in Delaware Chancery Court against multiple defendant parties, including three former directors of LCV, alleging breach of duties to the company and shareholders and other business torts and requesting monetary damages. Subsequently, plaintiffs filed a first amended complaint, adding new parties, including TPCO and a former TPCO director. LCV and TPCO have certain indemnification obligations in connection with the defendant directors, which indemnification may be contested by LCV upon resolution of the action. LCV is subject to advancement actions brought with fees owed or claimed to be owed to counsel for the indemnified defendants.
15. FINANCIAL INSTRUMENTS

Credit Risk
Credit risk arises from deposits with banks, accounts receivable, security deposits and notes receivable. The balances were as follows as of:

	Gross as of June 30, 2024	Allowance	Net as of June 30, 2024
Cash and cash equivalents	$10,676	$—	$10,676
Accounts receivable	2,766	(562)	2,204
Deposits and other long term assets	4,168	—	4,168
Notes receivables	564	—	564
Total	$18,174	$(562)	$17,612

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

16. SEGMENT REPORTING
The Company operates in three segments: wholesale, retail, and management. The below table presents financial information by type as of and for the years ended:

			June 30, 2024	December 31, 2023
Total assets
Wholesale			$56,876	$61,115
Retail			51,152	71,098
Management			100,374	93,926
Intercompany			—	227
Total assets			$208,402	$226,366

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Revenues, net
Wholesale	$5,455	$2,686	$10,691	$5,764
Retail	26,187	12,271	53,104	24,845
Total revenues, net	$31,642	$14,957	$63,795	$30,609

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Depreciation and amortization expense
Wholesale	$2,251	$1,346	$3,906	$2,129
Retail	790	440	1,592	938
Management	1,008	829	2,601	1,665

Gold Flora Corporation Notes to Interim Condensed Consolidated Financial Statements (Unaudited) (In USD, in thousands, except for share and per share data)

Total depreciation and amortization expense	$4,049	$2,615	$8,099	$4,732

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Interest expense
Wholesale	$4,143	$192	$4,800	$388
Retail	696	213	1,055	388
Management	(125)	4,431	3,187	8,765
Total interest expense	$4,714	$4,836	$9,042	$9,541

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Income tax expense
Management	736	749	1,723	1,514
Total income tax expense	$736	$749	$1,723	$1,514

17. OPERATING EXPENSES

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
General and administrative	$7,503	$1,704	$13,691	$3,986
Allowance for accounts receivable and notes receivable	411	350	411	323
Sales and marketing	829	281	1,684	550
Salaries and benefits	7,298	4,054	14,334	8,132
Share-based compensation	86	42	279	98
Lease expense	1,536	592	3,072	1,183
Depreciation of property and equipment and amortization of right-of-use assets under finance leases	1,963	878	4,007	1,790
Amortization of intangible expenses	1,140	771	2,254	1,543
Total selling, general and administrative expenses	$20,766	$8,672	$39,732	$17,605

Gold Flora Corporation Notes to Interim Condensed Consolidated Financial Statements (Unaudited) (In USD, in thousands, except for share and per share data)

18. LOSS PER SHARE

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net loss attributable to Gold Flora Corporation	$(23,835)	$(14,062)	$(37,470)	$(23,384)
Dividend on preferred stock	—	(399)	—	(794)
Net loss attributable to Gold Flora Corporation	$(23,835)	$(14,461)	$(37,470)	$(24,178)

Weighted average number of shares outstanding - basic	287,610,965	94,341,622	287,563,193	94,344,138
Weighted average number of shares outstanding - diluted	287,610,965	94,341,622	287,563,193	94,344,138

Net loss per share - basic	$(0.08)	$(0.15)	$(0.13)	$(0.26)
Net loss per share - diluted	$(0.08)	$(0.15)	$(0.13)	$(0.26)

Approximately 104,531,332 of potentially dilutive securities at June 30, 2024 were excluded in the calculation of diluted loss per share as their impact would have been anti-dilutive.
19. SUBSEQUENT EVENTS
As of July 26, 2024, Gold Flora’s Form-211 cleared the U. S. securities regulatory process and as a result, its U. S. market activity is no longer restricted to unsolicited bids and asks, with Glendale Securities, Inc acting as the Company’s initial market maker.

24

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Item 2 and other sections of this Quarterly Report on Form 10-Q (“Form 10-Q”) contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and applicable Canadian securities legislation, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can be identified by words such as “future,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of the Form 10-K for our fiscal year ended December 31, 2023 (the "2023 Form 10-K") under the heading “Risk Factors.” We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Unless otherwise stated, all information presented herein is based on our fiscal calendar, and references to particular years, quarters, months or periods refer to our fiscal years ended in December and the associated quarters, months and periods of those fiscal years.

The following discussion should be read in conjunction with the 2023 Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) and the unaudited interim condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Form 10-Q.
Introduction
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read together with other information, including our unaudited interim condensed consolidated financial statements and the related notes to those statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q (the “Interim Financial Statements”). The Interim Financial Statements referenced in this MD&A are prepared in accordance with U.S. GAAP and presented in United States dollars (“$” or “US$”) and expressed in thousands, unless otherwise indicated. Capitalized terms used and not otherwise defined in this MD&A have the meanings given to them in the Interim Financial Statements.
We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of Sarbanes-Oxley, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
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
The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non- emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
We will remain an emerging growth company until the earlier of (1) the last day of our fiscal year following the fifth anniversary of the date of the first sale of our common equity securities pursuant to an effective registration statement under the Securities Act, (2) the last day of the fiscal year in which we have total annual gross revenue of at least $1.07 billion, (3) the last day of the fiscal year in which we are deemed to be a “large accelerated filer,” as defined in Rule 12b-2 under the Exchange Act, and (4) the date on which we have, during the previous three year period, issued more than $1.0 billion in nonconvertible notes payable.

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
25

We are a reporting issuer in each of the provinces and territories of Canada, except Quebec, and in the United States. Our common stock is listed on Cboe Canada under the ticker symbol "GRAM", and our common stock purchase warrants are listed on Cboe Canada under the ticker symbol "GRAM.WT.U". The common stock and warrants also trade-over-the counter in the United States and are quoted on the OTC Pink Market of the electronic over-the-counter marketplace operated by OTC Markets Group Inc. under the trading symbols “GRAM” and “GRMW”, respectively.
Business Overview
As a result of the Business Combination completed on July 7, 2023, the prior year's results are not directly comparable to our current year results due to the increased operations from the combination of the two companies on a prospective basis starting in July 2023. The prior year's results of operations do not include the operations of TPCO Holding Corp. from January 1, 2023 through July 7, 2023.

We are a single state operator ("SSO") in California and operates as a vertically integrated, licensed, group of cannabis companies. Our operations consist of:

•Cultivation: operated through our wholly-owned subsidiary, Black Lion Farms, LLC ("BLF"), BLF operates an approximately 200,000 square foot facility at the Desert Hot Springs campus ("DHS Campus") dedicated to indoor cultivation, which includes 62,000 square feet of canopy. We have an additional 10,000 square feet of canopy at our San Jose Airfield location and 35,000 square feet of canopy at our San Jose, Caliva facility which also has cultivation operations. The Company is also in the process of adding an additional 53,000 square feet of canopy, bringing the total to 160,000 square feet of indoor grow.

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
Highlights for the Three Months Ended June 30, 2024
Development and Expansion of Gramlin Product Brand
We developed a new, disruptive product brand, Gramlin, designed to appeal to high-volume consumers that frequently purchase flower, vape and pre-roll products. Gramlin was successfully launched in March 2024 through our first party retail outlets and Stately Distribution across California. Gramlin features proprietary genetic strains grown at Gold Flora’s recently expanded cultivation capacity and is strategically priced to offer an unmatchable quality to price ratio, leveraging the competitive advantages provided by our vertical footprint.

Gramlin products are now available across the Company’s 16 retail stores, through its commerce digital sites as well as more than 250 third-party retailers across the state through Stately Distribution. Since its initial launch in March 2024, Gramlin has become the 5th fastest growing brand in California.

Restructuring Activities
We have diligently and successfully accomplished targeted measures to streamline and integrate legacy operations into our vertically-integrated platform. In addition, we have nearly eliminated reliance on third-party vendors for biomass, manufacturing, and distribution.
Company-Owned Branded Product Growth
Having completed the Business Combination and also much of the cost and retail rationalization, we now benefit from a retail presence that contributes to knowledgeable expansion of company-owned branded product that now includes Aviation Cannabis, Cruisers, Current, Gold Flora, Gramlin, Jetfuel Cannabis, Mirayo by Santana, Monogram and Roll Bleezy. The availability of owned down-stream retail outlets has been instrumental in developing and launching new owned brands such as Gramlin. This enables us to be "quick to market" and nimble in responding to market trends.

26

Cultivation
We continue to increase our cultivation capacity at the DHS Campus and San Jose campus. With the expansion, annual flower production is estimated to exceed 40,000 pounds when all flower rooms are operating optimally.

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

During the period ended June 30, 2024, Gold Flora has continued to improve its production performance, with a 36% production increase, reflecting higher yields and scheduling efficiencies.

Manufacturing
We have centralized our manufacturing at the DHS Campus and over 200 SKUs move through the operation on a monthly basis. Over the past quarter, Gold Flora Manufacturing has focused on 2 key productivity and margin-drivers that reinforce our vision of vertical integration and scale in the California market:

•Operational efficiencies through automation

•New product commercialization of Gramlin All-in-One Vapes, Infused Pre-Rolls, and Live Rosin Products

Gold Flora has significantly improved operational efficiencies through the maximization of its flower bagging and jarring automated lines. The results of these efforts have enabled production to increase 70% since last quarter.

Distribution Sales
We have strategically increased the number of third party dispensary accounts buying from Stately Distribution contributing to better overall product management and successful brand launches. The expansion was accomplished by the hiring of more experienced sales professionals, a net 50% increase to the total number of sales representatives in the field and an increase in product availability and selection due to the efficiencies achieved post Business Combination. This has led to our enhanced market position which resulted in an increased demand of our products.
Retail Sales
With the addition of retail locations from the Business Combination, we have expanded our retail footprint and enhanced our market position for Gold Flora owned branded products increasing its first party product revenue generated at its owned retail stores to 30% of total first party retail store sales in June 2024.

Results of Operations

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Revenues, net	$31,642	$14,957	$63,795	$30,609
Cost of goods sold	24,394	11,017	46,518	22,623
Gross profit	$7,248	$3,940	$17,277	$7,986

Selling, general, and administrative	20,766	8,672	39,732	17,605
Change in fair value of earn out liability	—	4,375	—	4,375
Total operating expenses	$20,766	$13,047	$39,732	$21,980

Loss from operations	(13,518)	(9,107)	(22,455)	(13,994)

Other (income) expense
Notes payable and convertible notes payable interest expense	798	1,549	1,570	3,148
Finance lease liability interest expense	3,356	2,602	6,735	5,176
Other interest expense	381	—	381	—
Amortization of debt discount	179	685	356	1,217
Other (income) expense, net	4,986	(586)	4,438	(1,602)
Total other (income) expense, net	$9,700	$4,250	$13,480	$7,939

Loss before income taxes	(23,218)	(13,357)	(35,935)	(21,933)
Income tax expense	(736)	(749)	(1,723)	(1,514)
Net loss	$(23,954)	$(14,106)	$(37,658)	$(23,447)

Net loss attributable to non-controlling interest	(119)	(44)	(188)	(63)
Net loss attributable to Gold Flora Corporation	$(23,835)	$(14,062)	$(37,470)	$(23,384)

Dividend on preferred stock	—	(399)	—	(794)
Net loss attributable to Gold Flora Corporation	$(23,835)	$(14,461)	$(37,470)	$(24,178)

Sales Revenue

	Three Months Ended		Change
	June 30, 2024	June 30, 2023	Amount	%
Wholesale	$5,455	$2,686	$2,769	103.1%
Retail	26,187	12,271	13,916	113.4%
Total revenues, net	$31,642	$14,957	$16,685

	Six Months Ended		Change
	June 30, 2024	June 30, 2023	Amount	%
Wholesale	$10,691	$5,764	$4,927	85.5%
Retail	53,104	24,845	28,259	113.7%
Total revenues, net	$63,795	$30,609	$33,186
The increase in wholesale revenues for both the three and six months ended June 30, 2024 is due to additional cultivation rooms being online during 2024 compared to the same periods in 2023 allowing for higher sales to third party dispensaries.
The increase in retail revenues for both the three and six months ended June 30, 2024 is primarily due to the July 2023 Business Combination which added 11 (net of one closure) additional retail locations rather than same store sales growth. As of June 30, 2024, we operated 16 retail locations.
Gross Profit

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Revenues	$31,642	$14,957	$63,795	$30,609
Cost of Goods Sold	24,394	11,017	46,518	22,623
Gross Profit	$7,248	$3,940	$17,277	$7,986
Gross Profit %	22.9%	26.3%	27.1%	26.1%

Adjustments to Gross profit
Depreciation and Amortization	$946	$966	$1,838	$1,399
Operating Expenses Related to 280E Adjustments	5,663	1,321	10,842	3,132
Non-Recurring Inventory Adjustments	4,319	—	5,617	597
Adjusted Gross Profit	$18,176	$6,227	$35,574	$13,114
Adjusted Gross Profit %	57.4%	41.6%	55.8%	42.8%
Gross Profit reflects our revenue less our cost of sales, which consist of costs primarily consisting of labor, materials, consumable supplies, overhead, amortization of production equipment, shipping, packaging and other expenses.
The significant improvement in adjusted gross profit for both the three and six months ended June 30, 2024 is primarily due to larger scale operations following the Business Combination along with vertical integration efficiencies, bringing distribution in-house, and reduction of third party costs through supply chain optimization. Since the Business Combination, retail has focused on centralizing resources to increase proficiencies in operations and in store profitability and closing non-profitable delivery services.

Operating Expenses
Selling, General and Administrative Expenses

	Three Months Ended		Change
	June 30, 2024	June 30, 2023	Amount	%
General and administrative	$7,503	$1,704	$5,799	340.3%
Allowance for accounts receivable and notes receivable	411	350	$61	17.4%
Sales and marketing	829	281	$548	195.0%
Salaries and benefits	7,298	4,054	$3,244	80.0%
Share-based compensation	86	42	$44	104.8%
Lease expense	1,536	592	$944	159.5%
Depreciation of property and equipment and amortization of right-of-use assets under finance leases	1,963	878	$1,085	123.6%
Amortization of intangible expenses	1,140	771	$369	47.9%
Total selling, general and administrative expenses	$20,766	$8,672	$12,094	139.5%

	Six Months Ended		Change
	June 30, 2024	June 30, 2023	Amount	%
General and administrative	$13,691	$3,986	$9,705	243.5%
Allowance for accounts receivable and notes receivable	411	323	88	27.2%
Sales and marketing	1,684	550	1,134	206.2%
Salaries and benefits	14,334	8,132	6,202	76.3%
Share-based compensation	279	98	181	184.7%
Lease expense	3,072	1,183	1,889	159.7%
Depreciation of property and equipment and amortization of right-of-use assets under finance leases	4,007	1,790	2,217	123.9%
Amortization of intangible expenses	2,254	1,543	711	46.1%
Total selling, general and administrative expenses	$39,732	$17,605	$22,127	125.7%
The increase in general administrative expenses for both the three and six months ended June 30, 2024 is primarily due to the Business Combination leading to additional expenditures for the newly consolidated operations given a significantly larger combined company.
The increase in sales and marketing costs for both the three and six months ended June 30, 2024 reflects the more retail focus of the business following the Business Combination.
The increase in salaries and benefits for both the three and six months ended June 30, 2024 represents additional compensation costs consolidated commencing with the Business Combination. The combined company has a significantly larger retail footprint and related additional operating compensation costs. Prior to the acquisition, Gold Flora, LLC as a cultivation and retail focused private company had smaller cultivation and retail operations.
The increase in lease expense for both the three and six months ended June 30, 2024 was primarily due to the Business Combination resulting in an increase of eleven (net of one closure) retail locations.
Depreciation of property & equipment is a non-cash expense and the increase for both the three and six months ended June 30, 2024 represents the higher property, plant and equipment asset base owned by us at June 30, 2024 compared to June 30, 2023 due to the Business Combination which brought in eleven (net of one closure) retail locations.
Amortization of intangible assets is a non-cash expense. The increase in amortization expense for both the three and six months ended June 30, 2024 is due to additional intangible assets acquired mainly as part of the Business Combination.

Non-Operating Expenses

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Notes payable and convertible notes payable interest expense	$798	$1,549	$1,570	$3,148
Finance lease liability interest expense	3,356	2,602	6,735	5,176
Other interest expense	381	—	381	—
Amortization of debt discount	179	685	356	1,217
Other (income) expense, net	4,986	(586)	4,438	(1,602)
Income tax expense	$(736)	$(749)	$(1,723)	$(1,514)
Debt and Convertible Debt Interest Expense, Net
The reduction in interest expense for both the three and six months ended June 30, 2024 is a function of the extinguishment of notes payable and the conversion of debt in July 2023 offset in part by higher rates on the modified convertible debt amended in July 2023, in each case in connection with the Business Combination.
Finance Lease Liability Interest Expense, Net
The increase in finance lease interest expense for both the three and six months ended June 30, 2024 is due to the addition of leases as part of the Business Combination.
Other (Income) Expense, Net
The increase in other (income) expense, net for both the three and six months ended June 30, 2024 is primarily due to California Department of Tax and Fee Administration "CDTFA" related penalties and fines.
MANAGEMENT’S USE OF NON-GAAP FINANCIAL MEASURES
This MD&A contains certain financial performance measures, including “EBITDA”, “Adjusted EBITDA,” and "Adjusted Gross Profit", that are not recognized under GAAP and do not have a standardized meaning prescribed by GAAP. As a result, these measures may not be comparable to similar measures presented by other companies. For a reconciliation of these measures to the most directly comparable financial information presented in the Financial Statements in accordance with GAAP, see the tables below for EBITDA and Adjusted EBITDA and the gross profit discussion section of the "Results of Operations" comparison of the fiscal quarters ended June 30, 2024 and 2023 of this MD&A.
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

	Three months ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net Loss	$(23,954)	$(14,106)	$(37,658)	$(23,447)
Debt and Convertible Debt and Other Interest Expense, Net	1,154	1,549	1,926	3,148
Finance Lease Liability Interest Expense, Net	3,356	2,602	6,735	5,176
Amortization of Debt Discount Interest Expense, Net	179	685	356	1,217
Taxes	736	749	1,723	1,514
Depreciation and Amortization	4,049	2,615	8,099	4,732
EBITDA	$(14,480)	$(5,906)	$(18,819)	$(7,660)

Add back for Adjusted EBITDA
Non-cash Operating Lease Expense	$(119)	$73	$(262)	$292
Implementation Software Costs	—	—	110	—
Change in Fair Value of Earn Out Liability	—	4,375	—	4,375
Share-Based Compensation	86	42	279	98
Bad Debt Expense	411	350	411	323
Transaction Fees and Legal Fees	2,234	787	2,825	1,546
Penalties & Fines	5,577	—	5,577	—
Retail, Cultivation Preopening Costs and Other Non-Recurring	—	—	489	—
Non-Recurring inventory Adjustments	4,319	—	5,617	597
Adjusted EBITDA	$(1,972)	$(279)	$(3,773)	$(429)
EBITDA and Adjusted EBITDA
The decrease in both EBITDA and Adjusted EBITDA is mainly due to the costs incurred following the Business Combination associated with improvement to overall operations as we implement efficiencies and focus on growing revenue streams. To some extent, the cultivation expansion has a non-recurring negative impact on earnings because each new flowering room has to undertake an eight-week grow cycle requiring labor and nutrients before the first harvest. An additional drying, curing and trimming is required prior to the first sale. These expenses stabilize once a normal weekly harvest cycle commences and will be spread across a broader inventory or COGS base.
LIQUIDITY AND CAPITAL RESOURCES

We are currently meeting our obligations as they become due from our current working capital and operations. Historically, our primary source of liquidity has been operations, capital contributions made by equity investors, debt issuances and most recently $55,629 of cash acquired as part of the Business Combination in July 2023. We believe that Gold Flora's efficient vertical-integration and increased scale will lead to longer-term profitability and sustainable cash flow.

As of June 30, 2024, we had cash and cash equivalents of approximately $10,676 compared to cash and cash equivalents of approximately $22,538 as of June 30, 2023.

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
CASH FLOW ANALYSIS
Presented below is a summary of Gold Flora Corporation’s cash flows for the periods indicated:

	Six Months Ended June 30,
	2024	2023
Net cash used in operating activities	$(4,846)	$(4,773)
Net cash used in investing activities	$(895)	$(214)
Net cash provided by (used in) financing activities	$(6,121)	$2,056
Operating Activities
During the six months ended June 30, 2024, the change in cash used in operating activities was due to the increased costs associated with operations of the larger amalgamated company following the Business Combination on July 7, 2023.
Investing Activities
During the six months ended June 30, 2024, the change in cash used in investing activities was primarily due to the purchase of property and equipment primarily for sustaining our retail store operations.
Financing Activities
During the six months ended June 30, 2024, the change in cash used in financing activities was primarily due to the debt repayment, while in the same period in the comparative quarter, we were a net issuer of debt.
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

In connection with the Business Combination in July 2023, certain TPCO shareholders dissented from the vote and were therefore entitled to the fair value of their common shares of TPCO ("TPCO Shares"). The fair value amount paid by the Company was calculated based on the closing share price of the TPCO Shares of $0.17696 on June 14, 2023 (being the last trading date prior to the date of the meeting of the shareholders of TPCO to approve the Business Combination. The amount was recorded as a component of accounts payable and accrued liabilities in the accompanying interim condensed consolidated balance sheet. Certain of the dissenting TPCO shareholders have asserted that the fair value of their TPCO Shares was higher than the trading price of June 14, 2023 and should have been determined to be at least US$0.9847 per TPCO Share. On September 8, 2023, those certain former TPCO shareholders filed a petition in the Supreme Court of British Columbia to be paid their asserted value per TPCO Share. However, the ultimate amount required to be paid by Gold Flora is subject to determination by the Supreme Court of British Columbia. The determination hearing is expected to occur in the fourth quarter of 2024, with a final judgement expected to be issued in due course thereafter.

Claims and Litigation

On or about August 30, 2020, Gold Flora parties filed an action against Shelf Life, Inc. et al (“SLI”) in Orange County Superior Court in California, which actions was later submitted to binding arbitration pursuant to stipulation by the parties. In the action, Gold Flora disputed the amount of closing consideration owed to SLI following the acquisition of certain of its assets based on omission of relevant information, and SLI brought a cross-claim against Gold Flora seeking full payment of the $5.2 million note balance owed. The arbitrator in the matter issued an interim judgement awarding SLI $5.2 million, in addition to certain potential costs and interest. A final judgment is anticipated in the third quarter of 2024.

On or about October 28, 2022, Jeff and Shanna Droege filed a Notice of Arbitration alleging breach of contract and other business torts against Left Coast Ventures ("LCV") and three former LCV directors in front of JAMS Resolution Center in San Francisco. Subsequently, the claims against the indemnified LCV directors were moved to a separate action filed in the Superior Court of California, Santa Clara, which claims against two of the directors have now been dismissed with prejudice. Monetary relief is sought in each outstanding action. The arbitration decision is expected in the fourth quarter of 2024.

On or about March 30, 2021, former directors and shareholders of LCV filed a complaint in Delaware Chancery Court against multiple defendant parties, including three former directors of LCV alleging breach of duties to the company and shareholders and other business torts and requesting monetary damages. Subsequently, plaintiffs filed a first amended complaint, adding new parties, including TPCO and a former TPCO director. LCV and TPCO have certain indemnification obligations in connection with the defendant directors, which indemnification may be contested by LCV upon resolution of the action. LCV is subject to advancement actions brought with fees owed or claimed to be owed to counsel for the indemnified defendants.

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

SHARE CAPITAL AND CAPITAL MANAGEMENT
As of June 30, 2024, we had 287,618,418 shares of common stock, 69,701,256 common stock purchase warrants and 13,755,644 stock options issued and outstanding. 35,837,500 warrants were assumed as part of the Business Combination in July 2023 and are exercisable at an exercise price of $11.50. Additionally, as of June 30, 2024, 33,863,756 warrants that were previously issued and outstanding as Gold Flora, LLC warrants and that were exchanged in the Business Combination for warrants of the Company have a weighted average exercise price of $1.05. As at June 30, 2024, the weighted average remaining term of all the warrants was 1.45 years.
No stock options were granted during the three months ended June 30, 2024. 13,657,500 stock options remain outstanding as of June 30, 2024. As of June 30, 2024, a total of 138,493 restricted stock units were outstanding under the former equity incentive plan of TPCO which was assumed in the July 2023 Business Combination.
We manage our capital with the following objectives:
•To ensure sufficient financial flexibility to achieve the ongoing business objectives including of future growth opportunities, and pursuit of accretive acquisitions; and
•To maximize shareholder return through enhancing the share value.
We consider our capital to be total equity. We manage capital through our financial and operational forecasting processes. We review our working capital and forecasts our future cash flows based on operating expenditures, and other investing and financing activities. Our capital management objectives, policies and processes have remained unchanged during the three months ended June 30, 2024 and year ended December 31, 2023. We are not subject to any external capital requirements.
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
Leases

The Company accounts for its leases in accordance with ASU 2016-02, “Leases (Topic 842)” (“ASC 842”). In addition, the Company elected accounting policy elections to exclude from the consolidated balances the right-of-use (“ROU”) assets and lease liabilities related to short-term leases, which are those leases with a lease term of twelve months or less that do not include an option purchase the underlying lease asset that the Company is reasonably certain to exercise and to not separate leases and non-lease components. The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease ROU assets and accrued obligations under operating lease (current and non-current) liabilities in the Consolidated Balance Sheets. Finance lease ROU assets are included in property and equipment, net and finance lease obligations are included under finance lease (current and non-

current) liabilities in the Consolidated Balance Sheets. Leases with an initial term of 12 months or less are not recorded on the Consolidated Balance Sheets and are expensed in the Consolidated Statements of Operations on the straight-line basis over the lease term.

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

ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures.
Based on an evaluation as of June 30, 2024, our management, including the Principal Executive Officer and Principal Financial Officer, has concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were not effective to provide reasonable assurance because of a material weakness in our internal control over financial reporting described below.
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
Remediation Activities
We continue to work to fully remediate the material weakness and are taking steps to strengthen our internal control over financial reporting. We are taking appropriate and reasonable steps to remediate this material weakness through the implementation of appropriate segregation of duties, formalization of accounting policies and controls (including evidence of review and timeliness of completion) and retention of appropriate expertise for complex accounting transactions. During the three months ended June 30, 2024, we hired a new Controller and a Cost Accountant to strengthen our accounting team.
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
Changes in Internal Control over Financial Reporting
Other than set forth above, there has been no change in our internal control over financial reporting during the quarter ended June 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION
Item 1. Legal Proceedings.

From time to time, we may be subject to legal proceedings in the ordinary course of our business. For more information regarding our current material legal proceedings, please see Note 14 - Commitments and Contingencies, to our unaudited condensed consolidated financial statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.
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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.
None
Item 3. Defaults Upon Senior Securities.
None
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
No officers or directors, as defined in Rule 16a-1(f), adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement as defined in item 408 of Regulation S-K, during the period ended June 30, 2024.

Item 6. Exhibits.

Incorporated by Reference From
Exhibit No.	Title of Document	Form	Date Filed	Exhibit Number	Filed Herewith
3.1	Amended and Restated Bylaws of Gold Flora Corporation	8-K	6/13/2024	3
31.1	Section 302 Certification of Principal Executive Officer	-	-	-	X
31.2	Section 302 Certification of Principal Financial Officer	-	-	-	X
32.1	Section 1350 Certification of Principal Executive Officer	-	-	-	X
32.2	Section 1350 Certification of Principal Financial Officer	-	-	-	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	-	-	-	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	-	-	-	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	-	-	-	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	-	-	-	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLD FLORA CORPORATION

Date: August 14, 2024	By:	/s/ Laurie Holcomb
Laurie Holcomb
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2024	By:	/s/ Marshall Minor
Marshall Minor
Chief Financial Officer (Principal Financial Officer)