Form 10-Q
period 2024-09-30
Gold Flora Corp.
filed 2024-11-14
CIK 1876945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-Q
__________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 12, 2024, there were 287,670,922 shares of common stock of the registrant outstanding.

Gold Flora Corporation
Form 10-Q
For the Quarter Ended September 30, 2024

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Gold Flora Corporation Interim Condensed Consolidated Balance Sheets (Unaudited) (In USD, in thousands, except for share and per share data)
	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$10,166	$22,538
Accounts receivable, Net	4,743	1,773
Inventory	18,780	18,372
Current portion of notes receivable	326	459
Assets held for sale	237	362
Indemnification assets	3,194	3,194
Prepaid expenses and other current assets	8,946	6,165
Total current assets	46,392	52,863

Property and equipment, net	37,470	39,166
Finance lease asset	57,433	60,400
Notes receivable, net of current portion	208	208
Intangible assets, net	42,707	46,101
Operating lease right-of-use assets	21,414	23,655
Deposits and other long term assets	4,071	3,973
Total assets	$209,695	$226,366

Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$54,617	$27,342
Accrued interest	1,372	1,365
Current portion of taxes payable	17,665	14,135
Due to related party	2,005	2,005
Consideration payable	4,128	4,342
Current portion of notes payable	24,084	18,952
Current portion of operating lease liabilities	3,070	2,562
Current portion of finance lease liabilities	3,508	2,990
Liabilities held for sale	151	282
Total current liabilities	110,600	73,975

Notes payable, net of current portion	4,768	9,189
Convertible notes payable	21,803	20,546
Operating lease liabilities, net of current portion	22,718	25,817
Finance lease liabilities, net of current portion	84,001	85,122
Taxes payable, net of current portion	26,277	13,751
Deferred tax liability	2,842	5,150
Security deposits and other long term liabilities	110	64
Total liabilities	$273,119	$233,614

Commitments and contingencies

Shareholders' deficit
Shares of common stock, par value $0.01 per share, 450,000,000 shares of common stock authorized 287,644,766 issued and outstanding at September 30, 2024 and 287,478,982 at December 31, 2023	2,876	2,874
Additional paid in capital	100,943	100,577
Accumulated deficit	(167,134)	(110,833)
Total shareholders' deficit attributable to the Company	(63,315)	(7,382)
Non-controlling interest	(109)	134
Total shareholders' deficit	(63,424)	(7,248)
Total liabilities and shareholders' deficit	$209,695	$226,366

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Gold Flora Corporation Interim Condensed Consolidated Statements of Operations (Unaudited) (In USD, in thousands, except for share and per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Revenues, net	$32,621	$31,960	$96,416	$62,569
Cost of goods sold	19,138	20,646	65,656	$43,269
Gross profit	13,483	11,314	30,760	$19,300

Selling, general, and administrative expenses	23,008	25,617	62,740	$43,222
Change in fair value of earn out liability	—	—	—	$4,375
Total operating expenses	23,008	25,617	62,740	$47,597

Loss from operations	(9,525)	(14,303)	(31,980)	$(28,297)

Other (income) expense
Notes payable and convertible notes payable interest expense	1,261	3,181	2,831	$6,329
Finance lease liability interest expense	3,347	3,373	10,082	$8,549
Other interest expense	—	—	381	$—
Amortization of debt discount	444	278	800	$1,495
Loss on extinguishment of debt	—	1,440	—	$1,440
Gain on bargain purchase	—	(49,026)	—	$(49,026)
Other (income) expense, net	2,044	(3,316)	6,482	$(4,918)
Total other (income) expense, net	7,096	(44,070)	20,576	$(36,131)

Net income (loss) before income taxes	(16,621)	29,767	(52,556)	$7,834
Income tax expense	(2,265)	(6,807)	(3,988)	$(8,321)
Net loss	(18,886)	22,960	(56,544)	$(487)

Net income (loss) attributable to non-controlling interest	(55)	19	(243)	$(44)
Net income (loss) attributable to Gold Flora Corporation	$(18,831)	$22,941	$(56,301)	$(443)

Dividend on preferred stock	$—	$(31)	$—	$(825)
Net loss attributable to Gold Flora Corporation	$(18,831)	$22,910	$(56,301)	$(1,268)

Net income (loss) per share - Basic	$(0.07)	$0.08	$(0.20)	$(0.01)
Net income (loss) per share - diluted	$(0.07)	$0.08	$(0.20)	$(0.01)
Weighted average number of shares outstanding -Basic	287,643,120	273,642,363	287,590,030	154,766,984
Weighted average number of shares outstanding - diluted	287,643,120	300,318,094	287,590,030	154,766,984
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Gold Flora Corporation Interim Condensed Consolidated Statements of Changes in Shareholders’ Deficit (Unaudited) (In USD, in thousands, except for share and per share data)

	Shares of Common Stock	Par Value	Additional Paid in Capital	Accumulated Deficit	Total Shareholders' Deficit Attributable to Gold Flora Corporation	Non-controlling Interest	Total Shareholders' Deficit
Balance June 30, 2023	94,341,622	$943	$42,800	$(91,566)	$(47,823)	$111	$(47,712)
Distributions, net	-	-	(7)	-	(7)	-	(7)
Acquisition date true up	1,235,893	12	(12)	-	-	-	-
Exercise of equity rights on prior acquisition	6,776,482	68	(68)	-	-	-	-
Cancellation of common shares	(136,019)	(1)	1	-	-	-	-
Shares Issued for vesting of RSU's, net	1,011	-	-	-	-	-	-
Accrued preferred distribution to members	-	-	-	(31)	(31)	-	(31)
Preferred distribution payable converted to shares	8,937,247	89	8,464	-	8,553	-	8,553
Fair value of shares issued in a business combination	132,811,589	1,328	19,990	-	21,318	-	21,318
Shares issued for conversion of debt	39,166,191	392	27,068	-	27,460	-	27,460
Conversion of broker units	251,858	3	294	-	297	-	297
Shares issued for contingent consideration amendment	1,096,776	11	164	-	175	-	175
Issuance of shares for debt extinguishment	3,808,250	38	571	-	609	-	609
Share-based compensation	-	-	469	-	469	-	469
Net loss	-	-	-	22,941	22,941	19	22,960
Balance September 30, 2023	288,290,900	$2,883	$99,734	$(68,656)	$33,961	$130	$34,091

	Shares of Common Stock	Par Value	Additional Paid in Capital	Accumulated Deficit	Total Shareholders' Deficit Attributable to Gold Flora Corporation	Non-controlling Interest	Total Shareholders' Deficit
Balance June 30, 2024	287,618,418	$2,876	$100,855	$(148,303)	$(44,572)	$(54)	$(44,626)
Shares Issued for Option Exercises, Net	-	-	1	-	1	-	1
Shares Issued for Vesting of RSU's, Net	26,348	-	-	-	-	-	-
Share-Based Compensation	-	-	87	-	87	-	87
Net Loss	-	-	-	(18,831)	(18,831)	(55)	(18,886)
Balance September 30, 2024	287,644,766	$2,876	$100,943	$(167,134)	$(63,315)	$(109)	$(63,424)

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Gold Flora Corporation Interim Condensed Consolidated Statements of Changes in Shareholders’ Deficit (Unaudited) (In USD, in thousands, except for share and per share data)

	Shares of Common Stock	Par Value	Additional Paid in Capital	Accumulated Deficit	Total Shareholders' Deficit Attributable to Gold Flora Corporation	Non-controlling Interest	Total Shareholders' Deficit
Balance December 31, 2022	94,797,102	$948	$42,687	$(67,388)	$(23,753)	$174	$(23,579)
Contributions, net	-	-	3	-	3	-	3
Cancellation of common stock related to participation units	(455,480)	(5)	5	-	-	-	-
Acquisition date true up	1,235,893	12	(12)	-	-	-	-
Exercise of equity rights on prior acquisition	6,776,482	68	(68)	-	-	-	-
Cancellation of common shares	(136,019)	(1)	1	-	-	-	-
Shares Issued for vesting of RSU's, net	1,011	-	-	-	-	-	-
Accrued preferred distribution to members	-	-	-	(825)	(825)	-	(825)
Preferred distribution payable converted to shares	8,937,247	89	8,464	-	8,553	-	8,553
Fair value of shares issued in a business combination	132,811,589	1,328	19,990	-	21,318		21,318
Shares issued for conversion of debt	39,166,191	392	27,068	-	27,460	-	27,460
Conversion of broker units	251,858	3	294	-	297	-	297
Shares issued for contingent consideration amendment	1,096,776	11	164	-	175	-	175
Issuance of shares for debt extinguishment	3,808,250	38	571	-	609	-	609
Share-based compensation	-	-	567	-	567	-	567
Net loss	-	-	-	(443)	(443)	(44)	(487)
Balance September 30, 2023	288,290,900	$2,883	$99,734	$(68,656)	$33,961	$130	$34,091

	Shares of Common Stock	Par Value	Additional Paid in Capital	Accumulated Deficit	Total Shareholders' Deficit Attributable to Gold Flora Corporation	Non-controlling Interest	Total Shareholders' Deficit
Balance December 31, 2023	287,478,982	$2,874	$100,577	$(110,833)	$(7,382)	$134	$(7,248)
Shares Issued for Option Exercises, Net	92,500	1	1	-	2	-	2
Cancellation of Common Shares	(10,074)	-	-	-	-	-	-
Shares Issued for Vesting of RSU's, Net	83,358	1	(1)	-	-	-	-
Share-Based Compensation	-	-	366	-	366	-	366
Net Loss	—	—	—	(56,301)	(56,301)	(243)	(56,544)
Balance September 30, 2024	287,644,766	$2,876	$100,943	$(167,134)	$(63,315)	$(109)	$(63,424)

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Gold Flora Corporation Interim Condensed Consolidated Statements of Cash Flows (Unaudited) (In USD, in thousands, except for share and per share data)

	Nine Months Ended
	September 30, 2024	September 30, 2023
Operating activities:
Net loss	$(56,544)	$(487)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,985	10,197
Gain on bargain purchase price	—	(49,026)
Impairment expense	—	—
Legal Settlement	892	—
Loss on extinguishment of debt	—	1,440
Non-cash operating lease expense	(356)	625
Non-cash interest expense on finance leases added to principal	1,087	1,903
Non-cash interest expense on convertible notes payable added to principal	—	—
Gain on forgiveness of convertible debentures	—	(301)
Change in fair value of earnout liability	—	4,375
Deferred income taxes	(2,308)	4,109
Reserve for inventory	760	—
Debt discount amortization	295	18
Debt issue cost amortization	505	1,477
Share-based compensation	366	567
Bad debt expense	707	328
Change in operating assets and liabilities:
Accounts receivable	(3,677)	619
Prepaid expenses and other current assets	(497)	(165)
Deposits and other long term assets	(52)	(39)
Inventory	(1,168)	(1,024)
Accounts payable and accrued liabilities	24,530	(5,636)
Accrued interest and taxes payable	16,689	6,199
Net cash used in operating activities	(5,786)	(24,821)

Investing activities:
Cash received from asset sale	—	—
Receipt of cash from notes receivable	133	48
Issuance of notes receivable	—	(38)
Purchase of property and equipment and construction costs	(2,183)	(764)
Cash received from acquisition	—	55,306
Net cash (provided by) used in investing activities	(2,050)	54,552

Financing activities:
Proceeds from convertible notes, net of issue costs	—	—
Proceeds from exercise of options	2	—
Payment of convertible notes	—	(1,234)

Repayment of notes	(8,634)	(4,696)
Proceeds from notes	5,786	5,000
Principal repayments of finance lease liability	(2,189)	(1,095)
Payment of acquisition payable	—	—
Contributions, net	—	3
Distributions, net	—	—
Payment of earnout liability	—	(2,000)
Proceeds from Lease incentive payments received	499	1,371
Net cash used in financing activities	(4,536)	(2,651)

Net decrease in cash and cash equivalents	(12,372)	27,080
Cash and cash equivalents, beginning of period	22,538	5,217
Cash and cash equivalents, end of period	$10,166	$32,297

	Nine Months Ended
	September 30, 2024	September 30, 2023
Supplemental cash flow disclosure:
Cash paid for interest	$12,200	$14,112
Cash paid for taxes	$5,870	$8,321

Non-cash investing and financing activities:
Obtaining Property and Equipment relating to a Finance Lease Liability	$—	$3,383
Obtaining Property and Equipment relating to issuing Liability	$2,745	$—
Other current assets reclassed to property and equipment	$—	$2,175
Termination of leases	$649	$—
Equity issued to offset accrued expense	$—	$472
Reclass of equipment deposits to property and equipment	$—	$1,044
Conversion of preferred dividends payable to equity	$—	$8,553
Recognition of right-of-use assets and lease liabilities for operating leases	$—	$2,064
Accretion of dividends payable	$—	$825
Shares issued for conversion of debt	$—	$27,460
Conversion of earn out liability to notes payable	$—	$2,200
Accrued interest added to principle of notes payable	$840	$2,348
Debt issued to finance insurance premiums	$2,284	$—
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
On July 7, 2023, the Company consummated a business combination involving TPCO Holding Corp., a publicly traded entity ("TPCO"), Gold Flora, LLC, Stately Capital Corporation, a newly formed British Columbia corporation and Golden Grizzly Bear LLC, which transaction resulted in the combination of TPCO and Gold Flora, LLC, in an all-stock transaction (the “Business Combination”). In connection with the Business Combination, the Company was deemed to be the accounting acquirer and TPCO was the legal acquirer, and for the purpose of facilitating the merger, a new entity, Gold Flora Corporation was formed. Pursuant to the merger, TPCO, Stately Capital Corporation and GFC amalgamated. The surviving amalgamated company was named Gold Flora Corporation and re-domiciled to Delaware, United States and serves as the parent entity for the Gold Flora group of companies.

The Company is a single state operator ("SSO") in California and operates as a vertically integrated, licensed, group of cannabis companies. The Company's long-term strategy is to continue to be one of the leading cannabis companies in California. The strategy is to build on the Company's strong integrated market position to pursue profitable organic and selective strategic opportunities with a focus on sustainable cash flow.
The Company reports its financial accounts and operations in three segments: retail, wholesale, and management. The retail segment consists of the sixteen operating dispensaries in California. The wholesale segment consists of our bulk flower cultivation operations and cannabis products manufacturing which are both sold to third parties. The Company's management segment represents its corporate office and central costs supporting both the retail and wholesale segments.
Certain prior year amounts for short-term and long-term tax payable have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported total assets, total liabilities, or results of operations.
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

All intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim condensed consolidated financial position of the Company as of September 30, 2024 and December 31, 2023, the interim condensed consolidated results of operations for three and nine months ended September 30, 2024 and 2023 and cash flows for the nine months ended September 30, 2024 and 2023 have been included.

The accompanying interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements (and notes thereto) in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “Annual Report”), as filed with the United States Securities and Exchange Commission (“SEC”) and with the relevant Canadian securities regulatory authorities under its profile on the System for Electronic Document Analysis and Retrieval Plus (“SEDAR+”). Except as noted below, there have been no material changes to the Company’s significant accounting policies and estimates during the three and nine months ended September 30, 2024.

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

Historically, the Company’s primary source of liquidity has been its operations, capital contributions made by members and debt financing. However, the Company has sustained annual losses since inception and may require additional capital in the future. As of September 30, 2024 and December 31, 2023, the Company had a total shareholders’ deficit of $63,424 and $7,248 and for the three months ended September 30, 2024 and 2023 a net loss attributable to the Company of $18,831 and $22,941, and net cash used in operating activities of $5,786 and $24,821, respectively. Because of these factors, there is substantial doubt about the Company’s ability to continue as a going concern.

As of September 30, 2024 and 2023, the accompanying interim condensed consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The accompanying interim condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to substantial doubt about the Company’s ability to continue as a going concern.

As described in Note 1, the Company consummated a reverse merger with TPCO on July 7, 2023, forming GFC. The Company plans to reduce operating expenses through various strategic initiatives and aggressive cost-cutting measures which the Company believes will allow it to operate for at least the next twelve months. In addition, the Company plans to raise additional financing if needed to help fund operations. However, there can be no assurance that the Company will be successful in achieving its objectives. These interim condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to substantial doubt about the Company’s ability to continue as a going concern.

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

Gold Flora Corporation Notes to Interim Condensed Consolidated Financial Statements (Unaudited) (In USD, in thousands, except for share and per share data)

Revenue is recognized upon the satisfaction of the performance obligation. The Company satisfies its performance obligation and transfers control upon delivery and acceptance by the customer. Revenues, net, are disaggregated for the period ended September 30, 2024 and 2023 as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Wholesale	$8,215	$3,717	$18,906	$9,481
Retail	24,406	28,243	77,510	53,088
Total revenues, net	$32,621	$31,960	$96,416	$62,569

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

The Company’s return policy conforms to the Medicinal and Adult-Use Cannabis Regulation and Safety Act (“MAUCRSA”), which was signed into law in September 2017 and creates the general framework for the regulation of commercial medicinal and adult-use cannabis in California. The Company determined that no provision for returns or refunds was necessary at September 30, 2024 and 2023.

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

3. INVENTORY

	September 30, 2024	December 31, 2023
Raw materials	$2,574	$1,882
Work in progress	10,297	10,928
Finished goods	5,909	5,562
Total inventory	$18,780	$18,372
4. PREPAID AND OTHER CURRENT ASSETS

	September 30, 2024	December 31, 2023
Prepaid supplier payments	$2,355	$—
Prepaid expenses other	$1,327	$1,131
Prepaid insurance	2,483	1,808
Prepaid inventory	—	515
Prepaid deposits	2,781	2,711
Total prepaid expenses and other current assets	$8,946	$6,165
5. PROPERTY AND EQUIPMENT

	September 30, 2024	December 31, 2023
Machinery and equipment	$15,815	$15,290
IT equipment	3,846	3,753
Vehicles	807	824
Leasehold improvements	35,918	32,902
Furniture and fixtures	971	971
Assets under construction	486	106
Total property and equipment, gross	57,843	53,846
Less: Accumulated depreciation and amortization	(20,373)	(14,680)
Total property and equipment, net	$37,470	$39,166

Assets under construction represent construction in progress related to both cultivation, distribution and extraction facilities not yet completed or otherwise not ready for use.

Depreciation and amortization expense for the three and nine months ended September 30, 2024 totaled $2,738 and $6,624, respectively, of which $3,126 and $4,964, respectively, is included in cost of goods sold. Depreciation and amortization expense for the three and nine months ended September 30, 2023 totaled $1,874 and $4,075, respectively, of which $1,056 and $2,455, respectively, is included in cost of goods sold.

Gold Flora Corporation Notes to Interim Condensed Consolidated Financial Statements (Unaudited) (In USD, in thousands, except for share and per share data)
6. INTANGIBLE ASSETS

	September 30, 2024	December 31, 2023
Trade name	$10,864	$10,864
Licenses	42,542	42,542
Non-compete	450	450
Total intangible assets, gross	53,856	53,856
Less: Accumulated amortization	(11,149)	(7,755)
Total intangible assets, net	$42,707	$46,101

For the three and nine months ended September 30, 2024, amortization expense related to intangible assets totaled $1,140 and $3,394, respectively. For the three and nine months ended September 30, 2023, amortization expense related to intangible assets totaled $2,636 and $4,179, respectively. Additionally, during the period ended September 30, 2024, management noted no indications of impairment on its intangible assets.

7. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	September 30, 2024	December 31, 2023
Accounts payable	$21,185	$13,339
Accrued payroll and related	2,369	2,588
Accrued purchases	9,593	2,839
Liability to dissenting shareholders	3,047	3,047
Other accrued expenses	18,423	5,529
Total accounts payable and accrued liabilities	$54,617	$27,342

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

Finance Leases

The Company has certain finance leases from third parties and related parties as of September 30, 2024 and December 31, 2023 for property in Desert Hot Springs, CA, Long Beach, CA, Commerce, CA, Corona, CA, and certain vehicle finance leases, with up to 30 years terms.

Gold Flora Corporation Notes to Interim Condensed Consolidated Financial Statements (Unaudited) (In USD, in thousands, except for share and per share data)

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease.

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Finance lease cost:
Amortization of finance lease right-of-use assets	$1,008	$1,411	$2,967	$2,399
Interest on lease liabilities	3,347	3,373	10,082	8,549
Sublease (Income)	(610)	(609)	(1,755)	(1,840)
Operating lease cost	1,536	1,679	4,608	2,861
Total lease expenses	$5,281	$5,854	$15,902	$11,969

	Nine Months Ended
	September 30, 2024	September 30, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance lease, principal payment	$2,189	$1,095
Financing cash flows from finance lease, interest payment	8,982	6,633
Operating cash flows from operating leases, gross	4,881	2,211
Cash received for lease incentive payments	499	1,371
Non-cash additions to right-of-use assets and lease liabilities:
Reduction in lease liability and right-of-use asset due to termination	649	—
Recognition of right-of-use assets for finance lease	—	3,383
Right-of-use assets for finance lease assumed on business acquisition	$—	$7,775
Recognition of right-of-use assets for operating leases	$—	$2,064
Right-of-use assets for operating leases assumed on business acquisition	$—	$12,814
Other information related to operating and finance leases as of and for the nine months ended September 30, 2024 are as follows:

	Nine Months Ended
	September 30, 2024	September 30, 2023
Weighted-average remaining lease term (years) - Finance leases	23.13	23.37
Weighted-average remaining lease term (years) - Operating leases	7.25	7.78
Weighted-average discount Rate - Finance leases	15.63%	16.00%
Weighted-average discount rate - Operating leases	14.01%	14.00%

Gold Flora Corporation Notes to Interim Condensed Consolidated Financial Statements (Unaudited) (In USD, in thousands, except for share and per share data)
The maturity of the contractual undiscounted lease liabilities as of September 30, 2024:

Year Ending December 31,	Operating Leases	Finance Leases
2024 (Remaining)	$1,649	$3,809
2025	6,574	15,366
2026	6,622	15,761
2027	5,633	14,793
2028	4,356	11,178
Thereafter	17,337	337,419
Total future minimum lease payments	42,171	398,326
Less: Interest	(16,383)	(310,817)
Present value of lease liabilities	25,788	87,509
Less: Current portion of lease liabilities	(3,070)	(3,508)
Lease liabilities, net of current portion	$22,718	$84,001

Gold Flora Corporation Notes to Interim Condensed Consolidated Financial Statements (Unaudited) (In USD, in thousands, except for share and per share data)
9. NOTES PAYABLE

	Interest rate	Maturity Date	Payment terms	September 30, 2024	December 31, 2023
Shelf Life, Inc. Promissory note - October 1, 2019[2]	—%	December 31, 2022	Due at maturity	$5,837	$5,200
J.J. Astor & Co. Promissory Note (Initial Draw) - August 2024	—%	September 11, 2025	53 weekly payments	8,795	—
Acquisition note payable - December 2021	8.0%	December 31, 2025	Twelve quarterly payments of principal and interest beginning in March 2023	5,407	8,196
Equipment loan, secured by substantially all assets of the Company.	9.5% plus the Secured Overnight Financing Rate but not less than 2.99% or more than 5.5% ("SOFR"), plus a service fee of 2.0%	December 14, 2025	Principal and interest of $140 plus the SOFR payment paid monthly, remaining balance due at maturity	1,994	2,712
Acquisition note payable - September 2021	6.0%	September 30, 2025	Twelve quarterly payments of principal and interest beginning in December 2022	4,678	7,545
Promissory note - July 7, 2023	8.0%	July 7, 2027	Twelve quarterly payments of principal and interest beginning in October 2024	2,374	2,200
Short-term insurance financing	8.4%	April 1, 2025	Monthly payments of principal and interest	1,769	1,055
Promissory notes - various[1]	1.0%	Various	Interest and principal payments due monthly.	1,294	1,293
Other				—	22
Total notes payable				32,148	28,223
Less: Unamortized discount due to imputed interest				(3,296)	(82)
Total notes payable, net of unamortized debt discount				28,852	28,141
Less: Current portion of notes payable				(24,084)	(18,952)
Notes payable, net of current portion				$4,768	$9,189

1The Company entered into the Paycheck Protection Program (“PPP”) loans based on information available at the time. The Company has received multiple Civil Investigative Demands from the Department of Justice ("DOJ") with respect to approximately $1.3 million of PPP loans and potential additional penalty. The Company is engaged with the DOJ to determine its repayment obligations with respect to the PPP loans and is evaluating its options with respect to any repayment claims.

Table of Contents

Gold Flora Corporation Notes to Interim Condensed Consolidated Financial Statements (Unaudited) (In USD, in thousands, except for share and per share data)

2The Company was in active litigation with Shelf Life Inc. (“SLI”). There has been an interim judgement granted against Gold Flora for the $5.2 million balance owed on the applicable note. The arbitration was resolved on August 23, 2024 for a final judgment of $6.1 million. For additional information, refer to 14. Commitments and Contingencies – Claims and Litigation.

During the quarter ended September 30, 2024, Gold Flora entered into a Loan Agreement with J.J. Astor & Co. (the "Investor"), pursuant to which, among other things, the Company agreed to issue and sell to the Investor, in exchange for the payment by the Investor of $6.9 million, a senior secured promissory note in an aggregate principal amount of $9.3 million (the “Initial Note”). The Loan Agreement also provides for the future issuance of up to three additional notes (the “Additional Notes”) and together with the Initial Note, subject to certain conditions and on substantially the same terms as the initial closing. Each subsequent closing would result in the issuance of an Additional Note with an original principal amount of $2.8 million and a funded amount of $1.9 million.

The Initial Note is secured by a pledge of the Company’s stock and other equity interests in certain of its subsidiaries pursuant to a pledge agreement between the Company and the Investor, which will constitute a lien and security interest if the Investor accelerates the amount due under the Initial Note or any Additional Note during an event of default. The Initial Note may be prepaid, and the principal amount will be reduced to approximately $8.33 million if prepaid within 30 days of issuance, to approximately $8.55 million if prepaid between 30 and 60 days after issuance, and to approximately $8.84 million if prepaid between 60 and 90 days after issuance.

The Initial Note imposes certain customary affirmative and negative covenants upon the Company, as well as covenants that (i) restrict the Company and its subsidiaries from incurring any additional indebtedness or suffering any liens, subject to specified exceptions, (ii) restrict the issuance or repurchase of shares of the Company’s common stock, subject to specified exceptions, and (iii) restrict the declaration of any dividends or other distributions, subject to specified exceptions. If an event of default under the Initial Note or any Additional Note occurs, the principal amount will be multiplied by 110% and interest will begin accruing at a default rate of 10% per annum from the date of a default. Upon an event of default and following any applicable cure periods, the Investor may elect to accelerate the Initial Note or any Additional Note and thereafter convert all or a portion of the outstanding notes into shares of the Company’s common stock. The conversion price for any such conversion will be equal to 90% of the average of the four lowest volume weighted average closing prices of the Company’s common stock on the Cboe Canada exchange during the 20 trading days prior to the conversion, subject to adjustment in the event of any issuance of securities at a lower purchase, exercise or conversion price, and subject to applicable limitations of the Cboe Canada exchange.

10. CONVERTIBLE NOTES PAYABLE

	September 30, 2024	December 31, 2023
Convertible notes payable	$22,648	$21,896
Less: Unamortized discount due to imputed interest	(845)	(1,350)
Total convertible notes payable, net	21,803	20,546

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

Gold Flora Corporation Notes to Interim Condensed Consolidated Financial Statements (Unaudited) (In USD, in thousands, except for share and per share data)

11. SHAREHOLDERS' EQUITY

Authorized Shares

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

Issued and Outstanding

There were 287,644,766 and 287,478,982 shares of common stock issued and outstanding as of September 30, 2024 and December 31, 2023, respectively.

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

Share based compensation expense consists of options for the nine months ended September 30, 2024 and profit interest for the nine months ended September 30, 2023. Share based compensation was $366 and $567 during the period ended September 30, 2024 and 2023, respectively. All profit interest units were exchanged to common stock upon the Business Combination and no profit interest units remain outstanding. The Company recognized forfeitures when they occurred.

Restricted Stock Units

	Issued and Outstanding	Weighted Average Grant Date Fair Value
Balance as of December 31, 2023	217,298	$3.14
Vested and Settled	(101,260)	3.30
Forfeited	(11,281)	3.34
Balance as of September 30, 2024	104,757	$2.95

Options

Certain options outstanding relate to a legacy option plan from prior acquisitions. No further options will be issued under those legacy plans.

Gold Flora Corporation Notes to Interim Condensed Consolidated Financial Statements (Unaudited) (In USD, in thousands, except for share and per share data)

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance as of December 31, 2023	13,948,506	$0.17	9.85
Expired	(29,995)	0.83
Exercised	(92,500)	0.11
Forfeited	(72,946)	0.14
Balance as of September 30, 2024	13,753,065	$0.17	9.1	$—
Vested and Expected to Vest	13,753,065	$0.17	9.1	$—
Exercisable	5,626,927	$0.26	9.06	$—

The aggregate intrinsic value is calculated as the difference between the Company’s closing stock price on September 30, 2024 and the exercise price of options, multiplied by the number of options. As of September 30, 2024, total unrecognized stock-based compensation was approximately $740, which are expected to be recognized over a weighted-average period of approximately 2.13 years as of September 30, 2024.

The Company recognizes compensation expense for stock option awards on a straight-line basis over the applicable service period of the award. The service period is generally the vesting period. There were no options issued during the nine months ended September 30, 2024.

Warrants

	Warrants	Weighted - Average Exercise Price
Balance as of December 31, 2023	69,701,256	$6.27
Balance as of September 30, 2024	69,701,256	6.47

As of September 30, 2024 and December 31, 2023, the weighted-average remaining term for the outstanding warrants was 1.2 years and 1.73 years, respectively. No warrants were issued during the nine months ended September 30, 2024.

Gold Flora Corporation Notes to Interim Condensed Consolidated Financial Statements (Unaudited) (In USD, in thousands, except for share and per share data)
12. RELATED PARTY TRANSACTIONS AND BALANCES

Expenses incurred and contributions received from related parties, and amounts due to and (due from) related parties, which are included as components of accounts payable and accrued liabilities or (accounts receivables) in the accompanying interim condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023 and the interim condensed consolidated statements of operations for the period ended September 30, 2024 and 2023 are as follows:

			Incurred (Received)		Due To (From)
Related Party Name	Relationship	Nature of Transactions	September 30, 2024	September 30, 2023	September 30, 2024	December 31, 2023
127 Radio Road Partners, LLC	Co-owned by a shareholder of the Company	Facility Rent	$356	$389	$6	$6
BlackStar Contractors Inc.	Co-owned by a shareholder of the Company	Construction of Facilities	—	12	1,044	(1,252)
BlackStar Financial Inc.	Co-owned by a shareholder of the Company	Shared Services	16	150	66	50
BlackStar Industrial Properties LLC	Co-owned by a shareholder of the Company	Facility Rent and Advances	—	5	2,644	2,644
GF 5630 Partners LLC	Managed by Directors and officers of Gold Flora Corporation	Facility Rent	433	404	369	290
Gold Flora Capital LLC	Managed by Directors and officers of Gold Flora Corporation	Interest Expense	—	4	16	16
MasterCraft Homes Group LLC	Co-owned by a shareholder of the Company	Shared Services	—	7	81	39
Burr Property Management	Management	Consulting Fees	210	208	40	—
Skyfall Partners LLC	Management	Shared Services	$—	$—	$496	$—
		Total	$1,015	$1,179	$4,762	$1,793

In addition, to the above transactions, the Company entered into a promissory note with Skyfall Partners, LLC, an entity majority owned by a shareholder of the Company, dated December 31, 2020, which matured on December 22, 2021 and bears interest at an interest rate of 10% with principal and unpaid interest due at maturity. The balance of the note payable at September 30, 2024 and December 31, 2023 was $425. The note was amended to extend the maturity date to April 2023. The Company is currently in negotiations to extend the maturity date. Amounts due to Skyfall Partners, LLC is included as a component of due to related parties in the accompanying interim condensed consolidated balance sheets.

In addition, to the above transactions, the Company entered into a promissory note with BlackStar Capital Partners, LLC, an entity majority owned by a shareholder of the Company, dated December 15, 2021, which matured on June 14, 2023 and bears interest at an interest rate of 10% with principal and unpaid interest due at maturity. The Company is currently in negotiations to extend the maturity date. The balance of the note payable at September 30, 2024 and December 31, 2023 was both $1,580. Amounts due to Black Star Capital Partners, LLC is included as a component of due to related parties in the accompanying interim condensed consolidated balance sheets.

Gold Flora Corporation Notes to Interim Condensed Consolidated Financial Statements (Unaudited) (In USD, in thousands, except for share and per share data)
13. INCOME TAXES
The following table summarizes the Company’s income tax expense and effective tax rates for the period ended September 30, 2024, and 2023:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net Income (Loss) Before Income Taxes	$(16,621)	$29,767	$(52,556)	$7,834
Income Taxes	$(2,265)	$(6,807)	$(3,988)	$(8,321)
Effective Tax Rate	13.6%	(22.9%)	7.6%	(106.2%)

For the three and nine months ended September 30, 2024 and 2023, the Company calculated its provision by applying the discrete method due to the inability to rely on forecasts. The Company believes the discrete method to calculate the interim tax provision is more appropriate. For the three and nine months ended September 30, 2024, income tax expense increased as compared to the same periods in the prior year resulting from the Business Combination that occurred on July 7, 2023.
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
The effective tax rate for the period ended September 30, 2024, varies from the period ended September 30, 2023, primarily due to addition of penalties and interest and the change in nondeductible expenses under IRC Section 280E as a proportion of pre-tax loss during the period and true up to the beginning net deferred tax liability. The Company incurs expenses that are not deductible due to IRC Section 280E limitations which results in significant permanent book-to-tax differences that may not necessarily correlate with pre-tax income or loss.
The Company files income tax returns in the US and various state jurisdictions and is subject to examination of its income tax returns by tax authorities in these jurisdictions who may challenge any representations made on these returns. The statute of limitations for these jurisdictions may remain open for as far back as tax year 2019 to the present.
The Company recognizes the financial statement impact of a tax position only after determining that the relevant tax authority would more-likely-than-not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest impact that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company’s federal and state income tax returns are subject to examination by income taxing authorities, generally for three years after the returns are filed.

The Company operates in a number of domestic tax jurisdictions and is subject to examination of its income tax returns by tax authorities in these jurisdictions who may challenge any item of those returns. Because tax matters that may be challenged by tax authorities are typically complex, the ultimate outcome of these challenges is uncertain. The Company accounts for uncertain tax positions by recognizing the financial statement effects of a tax position only when, based upon technical merits, it is more-likely-than-not that the position will be sustained upon examination.

The Company evaluates uncertain tax positions on a quarterly basis and adjusts the level of the liability to reflect any subsequent changes in the relevant facts surrounding the uncertain positions. The measurement of the uncertain tax position is based on the largest benefit amount to be realized upon settlement of the matter. If payment ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when the Company determines the liabilities are no longer necessary. If the Company’s estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to income tax expense may result.

As of September 30, 2024, the Company recorded an uncertain tax liability for uncertain tax positions primarily related to the treatment of certain transactions and deductions under IRC Section 280E based on legal interpretations that challenge the Company’s tax liability under IRC Section 280E. During Q3 of 2024, the Company filed amended tax returns for periods ending 2020 through 2022 to reflect this position. In Q4 of 2024, the Company filed its 2023 tax returns to reflect this position.

Table of Contents

Gold Flora Corporation Notes to Interim Condensed Consolidated Financial Statements (Unaudited) (In USD, in thousands, except for share and per share data)

The Company does not expect any resolution to this uncertain tax position in the next 12 months. An estimate of the range of the possible change cannot be made until these tax matters are further developed or resolved. The following table shows a summary of uncertain tax positions, which are recorded on the balance sheet within "Taxes payable, net of current portion":

Uncertain Tax Provision
Balance December 31, 2023	$13,751,000
Interest expense	344,000
Income tax payable	4,668,000
Penalties and interest	1,385,000
Income tax expense	4,959,000
Balance September 30, 2024	$25,107,000
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

Contingencies

The Company’s operations are subject to a variety of local and state regulations. Failure to comply with one or more of those regulations could result in fines, restrictions on its operations, or losses of permits that could result in the Company ceasing operations in that specific state or local jurisdiction. While management of the Company believes that the Company is in compliance with applicable local and state regulations at September 30, 2024 and December 31, 2023, cannabis regulations continue to evolve and are subject to differing interpretations. As a result, the Company may be subject to regulatory fines, penalties, or restrictions in the future.

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

Gold Flora Corporation Notes to Interim Condensed Consolidated Financial Statements (Unaudited) (In USD, in thousands, except for share and per share data)

On or about August 30, 2020, Gold Flora parties filed an action against SLI in Orange County Superior Court in California, which actions was later submitted to binding arbitration pursuant to stipulation by the parties. In the action, Gold Flora disputed the amount of closing consideration owed to SLI following the acquisition of certain of its assets based on omission of relevant information, and SLI brought a cross-claim against Gold Flora seeking full payment of the $5.2 million note balance owed. The arbitrator in the matter issued an interim judgement awarding SLI $5.2 million, in addition to certain potential costs and interest. The arbitration was resolved on August 23, 2024 for a final judgment is for $6.1 million. The incremental amount was since added to the Shelf-Life note as disclosed in the notes payable footnote.

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

On or about March 30, 2021, former directors and shareholders of LCV filed a complaint in Delaware Chancery Court against multiple defendant parties, including three former directors of LCV, alleging breach of duties to the company and shareholders and other business torts and requesting monetary damages. Subsequently, plaintiffs filed a first amended complaint, adding new parties, including TPCO and a former TPCO director. LCV and the Company have certain indemnification obligations in connection with the defendant directors, which indemnification may be contested by LCV upon resolution of the action. The Company and LCV are subject to advancement actions brought with fees owed or claimed to be owed to counsel for the indemnified defendants.
15. FINANCIAL INSTRUMENTS

Credit Risk
Credit risk arises from deposits with banks, accounts receivable, security deposits and notes receivable. The balances were as follows as of:

	Gross as of September 30, 2024	Allowance	Net as of September 30, 2024
Cash and cash equivalents	$10,166	$—	$10,166
Accounts receivable	5,395	(652)	4,743
Deposits and other long term assets	4,071	—	4,071
Notes receivables	534	—	534
Total	$20,166	$(652)	$19,514

	Gross as of December 31, 2023	Allowance	Net as of December 31, 2023
Cash and cash equivalents	$22,538	$—	$22,538
Accounts receivable	2,009	(236)	1,773
Deposits and other long term assets	3,973	—	3,973
Notes receivables	667	—	667
Total	$29,187	$(236)	$28,951

Gold Flora Corporation Notes to Interim Condensed Consolidated Financial Statements (Unaudited) (In USD, in thousands, except for share and per share data)

16. SEGMENT REPORTING
The Company operates in three segments: wholesale, retail, and management. The below table presents financial information by type as of and for the years ended:

			September 30, 2024	December 31, 2023
Total assets
Wholesale			$57,696	$61,115
Retail			46,569	71,098
Management			105,430	93,926
Intercompany			—	227
Total assets			$209,695	$226,366

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Revenues, net
Wholesale	$8,215	$3,717	$18,906	$9,481
Retail	24,406	28,243	77,510	53,088
Total revenues, net	$32,621	$31,960	$96,416	$62,569

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Depreciation and amortization expense
Wholesale	$3,275	$2,024	$7,181	$4,153
Retail	330	783	1,922	1,721
Management	1,281	2,658	3,882	4,323
Total depreciation and amortization expense	$4,886	$5,465	$12,985	$10,197

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Interest expense
Wholesale	$2,569	$719	$7,369	$1,107
Retail	617	310	1,672	698
Management	1,866	5,803	5,053	14,568
Total interest expense	$5,052	$6,832	$14,094	$16,373
24

Gold Flora Corporation Notes to Interim Condensed Consolidated Financial Statements (Unaudited) (In USD, in thousands, except for share and per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Income tax expense
Retail	—	54	—	$1,568
Management	2,265	6,753	3,988	6,753
Total income tax expense	$2,265	$6,807	$3,988	$8,321

17. OPERATING EXPENSES

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
General and administrative	$11,228	$12,978	$24,919	$23,269
Allowance for accounts receivable and notes receivable	296	4	707	328
Sales and marketing	1,098	1,151	2,782	1,738
Salaries and benefits	7,003	5,883	21,337	8,660
Share-based compensation	87	469	366	567
Lease expense	1,536	1,678	4,608	2,861
Depreciation of property and equipment and amortization of right-of-use assets under finance leases	620	818	4,627	1,620
Amortization of intangible expenses	1,140	2,636	3,394	4,179
Total selling, general and administrative expenses	$23,008	$25,617	$62,740	$43,222
25

Gold Flora Corporation Notes to Interim Condensed Consolidated Financial Statements (Unaudited) (In USD, in thousands, except for share and per share data)

18. LOSS PER SHARE

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net income (loss) attributable to Gold Flora Corporation	$(18,831)	$22,941	$(56,301)	$(443)
Dividend on preferred stock	—	(31)	—	(825)
Net income (loss) attributable to Gold Flora Corporation	$(18,831)	$22,910	$(56,301)	$(1,268)

Weighted average number of shares outstanding - basic	287,643,120	273,642,363	287,590,030	154,766,984
Weighted average number of shares outstanding - diluted	287,643,120	300,318,094	287,590,030	154,766,984

Net income (loss) per share - basic	$(0.07)	$0.08	$(0.20)	$(0.01)
Net income (loss) per share - diluted	$(0.07)	$0.08	$(0.20)	$(0.01)

Approximately 105,434,265 of potentially dilutive securities at September 30, 2024 were excluded in the calculation of diluted loss per share as their impact would have been anti-dilutive.
19. SUBSEQUENT EVENTS
Receivership
On October 4, 2024, the Court of Chancery of the State of Delaware (the “Court”) granted an order advancing a motion for sanctions brought by former directors of LCV and TPCO (the “Order”) in Michael Auerbach v. Gold Flora Corporation (C.A. No. 2024-0225-MTZ) and Daniel Fireman, Christopher Akelman, Octavio Boccalandra v. Left Coast Ventures, Inc. (C.A. No. 2023-0588-MTZ). The Order held the Company and LCV in contempt for violation of advancement orders with respect to indemnification obligations for fees owed to counsel and related expenses, which amount is currently estimated at approximately $1.65 million.
Pursuant to the Order, the Court appointed Molly DiBianca of Clark Hill PLC (the “Limited Receiver”) as a limited purpose receiver to take such action that the Limited Receiver determines in good faith is appropriate to cause the Company and LCV to satisfy the amounts due under the Order, including accessing financial records and negotiation of a payment plan with the former directors (the “Charge”) pursuant to Title 8, Section 322 of the Delaware General Corporation Law (“Section 322”). The Order did not create a full, general receivership over the Company, and the Limited Receiver’s appointment is limited to the foregoing Charge. The Order provides that the Limited Receiver should first attempt to resort to resolving the Charge through operating cash flow. The Limited Receiver will have all powers generally available to a receiver under Section 322 solely with respect to the Charge, and the Limited Receiver will not have authority over the Company except in connection with the Charge. The initial term for the Limited Receiver was 59 days from the date of the Order. Additionally, Gold Flora and LCV would incur a daily fine of $1,000 until the contempt is cured, provided that the fine would not become due and payable if the Charge is satisfied or a payment plan is in place by October 31, 2024.
On November 4, 2024, the Court issued a stipulation and order (the “Stipulation”) and the Limited Receiver filed an interim report (the “Report”). The Stipulation requires the Company to pay an aggregate of $150,000 per month to the satisfy amounts due under the Order. Pursuant to the Report, the Limited Receiver stayed the limited receivership, conditioned upon the Company’s compliance with the payment plan and satisfaction of any future advancement demands brought by the former directors.
26

Gold Flora Corporation Notes to Interim Condensed Consolidated Financial Statements (Unaudited) (In USD, in thousands, except for share and per share data)

Additional Note
On November 6, 2024, the Company issued an Additional Note to the Investor pursuant to the Loan Agreement . The Additional Note has an original principal amount of $2.78 million and a funded amount of $1.9 million.

27

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-Q (“Form 10-Q”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and applicable Canadian securities legislation, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can be identified by words such as “future,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of the Form 10-K for our fiscal year ended December 31, 2023 (the "2023 Form 10-K") under the heading “Risk Factors.” We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Unless otherwise stated, all information presented herein is based on our fiscal calendar, and references to particular years, quarters, months or periods refer to our fiscal years ended on the last day in December and the associated quarters, months and periods of those fiscal years.

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
We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
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

Gold Flora Corporation is a holding company domesticated in the State of Delaware by way of corporate continuance from British Columbia, Canada on July 7, 2023. Our registered office is located at 3165 Red Hill Avenue, Costa Mesa, CA 92626. Gold Flora, LLC, a wholly owned subsidiary of GFC, is a California limited liability company that was formed on November 15, 2016.

On July 7, 2023, we consummated the Business Combination transaction involving TPCO Holding Corp. ("TPCO"), Gold Flora, LLC, Stately Capital Corporation ("Stately"), a newly formed British Columbia corporation ("Newco"), and Golden Grizzly Bear LLC ("US Merger Sub"), resulting in the combination of TPCO and Gold Flora, LLC, in an all-stock transaction. As part of the Business Combination: (i) TPCO, Stately and Newco amalgamated to form a new corporation (the "Resulting Issuer") and all the shares in the capital of TPCO, Newco and Stately outstanding immediately prior to the amalgamation were cancelled in exchange for common shares in the capital of the Resulting Issuer pursuant to a court approved plan of arrangement under the Business Corporations Act (British Columbia); and (ii) the Resulting Issuer acquired all the issued and outstanding membership units of Gold Flora, LLC by way of a merger
28

involving US Merger Sub and Gold Flora, LLC. As part of the Business Combination, the Resulting Issuer continued out of British Columbia, Canada and re-domiciled to Delaware, United States pursuant to Section 388 of the Delaware General Corporation Law under the name “Gold Flora Corporation”. Gold Flora Corporation serves as the parent entity for the Gold Flora group of companies.

We are a reporting issuer in each of the provinces and territories of Canada, except Quebec, and in the United States. Our common stock is listed on Cboe Canada under the ticker symbol "GRAM", and our common stock purchase warrants are listed on Cboe Canada under the ticker symbol "GRAM.WT.U". The common stock is also trade-over-the counter in the United States and is quoted on the OTCQB Market operated by OTC Markets Group Inc. under the trading symbol “GRAM”, and the common stock purchase warrants trade on the OTC Pink Market operated by OTC Markets Group Inc. under the trading symbol “GRMW”.
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

•Retail: operated through a number of our wholly-owned subsidiaries, we operate 16 dispensaries in California. We anticipate opening a 17th dispensary in Costa Mesa in the first half of 2025.
Highlights for the Three Months Ended September 30, 2024
Development and Expansion of Gramlin Product Brand
We developed a new, disruptive product brand, Gramlin, designed to appeal to high-volume consumers that frequently purchase flower, vape and pre-roll products. Gramlin was successfully launched in March 2024 through our first party retail outlets and Stately Distribution across California. Gramlin features proprietary genetic strains grown at Gold Flora’s recently expanded cultivation capacity and is strategically priced to offer an unmatchable quality to price ratio, leveraging the competitive advantages provided by our vertical footprint.

Gramlin products are now available across our 16 retail stores, through our commerce digital sites as well as more than 353 third-party retailers across the state through Stately Distribution. Since its initial launch in March 2024, Gramlin has become the second fastest growing brand in California. Gramlin is currently sold in 100% of the top 20 cannabis chain accounts in California.

During the quarter ended September 30, 2024, we added an all in one live rosin vape to the Gramlin line and are now selling to over 150 customer accounts within the first 60 days of launch.

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

29

Cultivation
Our cultivation capacity is now maximized at the DHS Campus and San Jose campus. Annual flower production is around 40,000 pounds when all flower rooms are operating optimally.

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

During the period ended September 30, 2024, Gold Flora has continued to improve its production performance, with a 20% production increase since the first quarter of 2024, reflecting higher yields and scheduling efficiencies.

Manufacturing
We have centralized our manufacturing at the DHS Campus and over 200 SKUs move through the operation on a monthly basis. Over the past quarter, Gold Flora Manufacturing has focused on two key productivity and margin-drivers that reinforce our vision of vertical integration and scale in the California market:

•Operational efficiencies through automation

•New product commercialization of Gramlin All-in-One Vapes, Infused Pre-Rolls, and Live Rosin Products

Gold Flora has significantly improved operational efficiencies through the maximization of its flower bagging and jarring automated lines. The results of these efforts have enabled production to increase 70% since last quarter.

Distribution Sales
We have strategically increased the number of third party dispensary accounts buying from Stately Distribution contributing to better overall product management and successful brand launches. The expansion was accomplished by the hiring of more experienced sales professionals, a net 50% increase to the total number of sales representatives in the field and an increase in product availability and selection due to the efficiencies achieved following the Business Combination. This has led to our enhanced market position which resulted in an increased demand of our products.
Retail Sales
With the addition of retail locations from the Business Combination, we have expanded our retail footprint and enhanced our market position for Gold Flora owned branded products increasing its first party product revenue generated at its owned retail stores to 34% of total retail store sales in the quarter ended September 30, 2024.

Results of Operations

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Revenues, net	$32,621	$31,960	$96,416	$62,569
Cost of goods sold	19,138	20,646	65,656	43,269
Gross profit	$13,483	$11,314	$30,760	$19,300

Selling, general, and administrative expenses	23,008	25,617	62,740	43,222
Change in fair value of earn out liability	—	—	—	4,375
Total operating expenses	$23,008	$25,617	$62,740	$47,597

Loss from operations	(9,525)	(14,303)	(31,980)	(28,297)

Other (income) expense
Notes payable and convertible notes payable interest expense	1,261	3,181	2,831	6,329
Finance lease liability interest expense	3,347	3,373	10,082	8,549
Other interest expense	—	—	381	—
Amortization of debt discount	444	278	800	1,495
Loss on extinguishment of debt	—	1,440	—	1,440
Gain on bargain purchase	—	(49,026)	—	(49,026)
Other (income) expense, net	2,044	(3,316)	6,482	(4,918)
Total other (income) expense, net	$7,096	$(44,070)	$20,576	$(36,131)

Net income (loss) before income taxes	(16,621)	29,767	(52,556)	7,834
Income tax expense	(2,265)	(6,807)	(3,988)	(8,321)
Net loss	$(18,886)	$22,960	$(56,544)	$(487)

Net income (loss) attributable to non-controlling interest	(55)	19	(243)	(44)
Net income (loss) attributable to Gold Flora Corporation	$(18,831)	$22,941	$(56,301)	$(443)

Dividend on preferred stock	—	(31)	—	(825)
Net loss attributable to Gold Flora Corporation	$(18,831)	$22,910	$(56,301)	$(1,268)

Sales Revenue

	Three Months Ended		Change
	September 30, 2024	September 30, 2023	Amount	%
Wholesale	$8,215	$3,717	$4,498	121.0%
Retail	24,406	28,243	(3,837)	(13.6)%
Total revenues, net	$32,621	$31,960	$661

	Nine Months Ended		Change
	September 30, 2024	September 30, 2023	Amount	%
Wholesale	$18,906	$9,481	$9,425	99.4%
Retail	77,510	53,088	24,422	46.0%
Total revenues, net	$96,416	$62,569	$33,847
The increase in wholesale revenues for both the three and nine months ended September 30, 2024 is due to increased sales to third party dispensaries driven by the launch of the Gramlin brand during the second quarter of 2024. Gramlin is currently ranked 11th in overall retail sales in California according to Headset.
The decrease in retail revenues for the three months ended September 30, 2024 is attributable to the closure of various non-profitable retail and delivery services during the third quarter of 2023.
The increase in retail revenues for the nine months ended September 30, 2024 is primarily due to the July 2023 Business Combination which added 11 additional retail locations rather than same store sales growth. As of September 30, 2024, we operated 16 retail locations.
Gross Profit

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Revenues	$32,621	$31,960	$96,416	$62,569
Cost of Goods Sold	19,138	20,646	65,656	43,269
Gross Profit	$13,483	$11,314	$30,760	$19,300
Gross Profit %	41.3%	35.4%	31.9%	30.8%

Adjustments to Gross profit
Depreciation and Amortization	$3,126	$1,056	$4,964	$2,455
Operating Expenses Related to 280E Adjustments	4,369	5,717	15,211	8,252
Non-Recurring Inventory Adjustments	125	—	5,742	597
Adjusted Gross Profit	$21,103	$18,087	$56,677	$30,604
Adjusted Gross Profit %	64.7%	56.6%	58.8%	48.9%
Gross Profit reflects our revenue less our cost of sales, which consist of costs primarily consisting of labor, materials, consumable supplies, overhead, amortization of production equipment, shipping, packaging and other expenses.
The significant improvement in adjusted gross profit for both the three and nine months ended September 30, 2024 is primarily due to larger scale operations following the Business Combination along with vertical integration efficiencies, bringing distribution in-house, and reduction of third party costs through supply chain optimization. Since the Business Combination, retail has focused on centralizing resources to increase proficiencies in operations and in store profitability and closing non-profitable delivery services. Adjusted Gross Profit is a non-GAAP measure and does not have a standardized meaning prescribed by GAAP. As a result, this measure may not be comparable to similar measures presented by other companies.

Operating Expenses
Selling, General and Administrative Expenses

	Three Months Ended		Change
	September 30, 2024	September 30, 2023	Amount	%
General and administrative	$11,228	$12,978	$(1,750)	(13.5)%
Allowance for accounts receivable and notes receivable	296	4	$292	7300.0%
Sales and marketing	1,098	1,151	$(53)	(4.6)%
Salaries and benefits	7,003	5,883	$1,120	19.0%
Share-based compensation	87	469	$(382)	(81.4)%
Lease expense	1,536	1,678	$(142)	(8.5)%
Depreciation of property and equipment and amortization of right-of-use assets under finance leases	620	818	$(198)	(24.2)%
Amortization of intangible expenses	1,140	2,636	$(1,496)	(56.8)%
Total selling, general and administrative expenses	$23,008	$25,617	$(2,609)	(10.2)%
The decrease in general administrative expenses for the three months ended September 30, 2024 is primarily due to efficiencies achieved as part of integration since the Business Combination.
The increase in salaries and benefits for the three months ended September 30, 2024 represents additional compensation costs consolidated commencing with the Business Combination. The combined company has a significantly larger retail footprint and related additional operating compensation costs. Prior to the acquisition, Gold Flora, LLC as a cultivation and retail focused private company had smaller cultivation and retail operations.
Depreciation of property and equipment is a non-cash expense and the decrease for the three months ended September 30, 2024 represents the lower property, plant and equipment asset base owned by us at September 30, 2024 compared to September 30, 2023 as a result of the integration efforts since the Business Combination.
Amortization of intangible assets is a non-cash expense. The decrease in amortization expense for the three months ended September 30, 2024 is due to reduction in intangible assets due to amortization.

	Nine Months Ended		Change
	September 30, 2024	September 30, 2023	Amount	%
General and administrative	$24,919	$23,269	$1,650	7.1%
Allowance for accounts receivable and notes receivable	707	328	379	115.5%
Sales and marketing	2,782	1,738	1,044	60.1%
Salaries and benefits	21,337	8,660	12,677	146.4%
Share-based compensation	366	567	(201)	(35.4)%
Lease expense	4,608	2,861	1,747	61.1%
Depreciation of property and equipment and amortization of right-of-use assets under finance leases	4,627	1,620	3,007	185.6%
Amortization of intangible expenses	3,394	4,179	(785)	(18.8)%
Total selling, general and administrative expenses	$62,740	$43,222	$19,518	45.2%
The increase in sales and marketing costs for the nine months ended September 30, 2024 reflects the more retail focus of the business following the Business Combination.
The increase in salaries and benefits for the nine months ended September 30, 2024 represents additional compensation costs consolidated commencing with the Business Combination. The combined company has a significantly larger retail footprint and related additional operating compensation costs. Prior to the acquisition, Gold Flora, LLC as a cultivation and retail focused private company had smaller cultivation and retail operations.

The increase in lease expense for the nine months ended September 30, 2024 was primarily due to the Business Combination resulting in an increase of eleven retail locations.
Depreciation of property & equipment is a non-cash expense and the increase for the nine months ended September 30, 2024 represents the higher property, plant and equipment asset base owned by us at September 30, 2024 compared to September 30, 2023 due to the Business Combination which brought in eleven retail locations.
Amortization of intangible assets is a non-cash expense. The decrease in amortization expense for the nine months ended September 30, 2024 due to reduction in intangible assets due to amortization.
Non-Operating Expenses

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Notes payable and convertible notes payable interest expense	$1,261	$3,181	$2,831	$6,329
Finance lease liability interest expense	3,347	3,373	10,082	8,549
Other interest expense	—	—	381	—
Amortization of debt discount	444	278	800	1,495
Other (income) expense, net	2,044	(3,316)	6,482	(4,918)
Income tax expense	$(2,265)	$(6,807)	$(3,988)	$(8,321)
Debt and Convertible Debt Interest Expense, Net
The reduction in interest expense for both the three and nine months ended September 30, 2024 is a function of the extinguishment of notes payable and the conversion of debt in July 2023 offset in part by higher rates on the modified convertible debt amended in July 2023 along with the additional interest expense associated with the new promissory note that was entered into during August 2024.
Finance Lease Liability Interest Expense, Net
The increase in finance lease interest expense for the nine months ended September 30, 2024 is due to the addition of new capital lease during 2024.
Other (Income) Expense, Net
The increase in other (income) expense, net for the nine months ended September 30, 2024 is primarily due to California Department of Tax and Fee Administration "CDTFA" related penalties and fines that were incurred during the second and third quarter of 2024.
MANAGEMENT’S USE OF NON-GAAP FINANCIAL MEASURES
This MD&A contains certain financial performance measures, including “EBITDA” and “Adjusted EBITDA, that are not recognized under GAAP and do not have a standardized meaning prescribed by GAAP. As a result, these measures may not be comparable to similar measures presented by other companies. For a reconciliation of these measures to the most directly comparable financial information presented in the Financial Statements in accordance with GAAP, see the tables below for EBITDA and Adjusted EBITDA and the gross profit discussion section of the "Results of Operations" comparison of the fiscal quarters ended September 30, 2024 and 2023 of this MD&A.
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

	Three months ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net Income (Loss)	$(18,886)	$22,960	$(56,544)	$(487)
Debt and Convertible Debt and Other Interest Expense, Net	1,705	3,181	3,631	6,329
Finance Lease Liability Interest Expense, Net	3,347	3,373	10,082	8,549
Amortization of Debt Discount Interest Expense, Net	444	278	800	1,495
Taxes	2,265	6,807	3,988	8,321
Depreciation and Amortization	4,886	5,465	12,985	10,197
EBITDA	$(6,239)	$42,064	$(25,058)	$34,404

Add back for Adjusted EBITDA
Non-cash Operating Lease Expense	$(94)	$333	$(356)	$625
Implementation Software Costs	—	—	110	—
Change in Fair Value of Earn Out Liability	—	—	—	4,375
Loss on Extinguishment of Debt	—	1,440	—	1,440
Gain on Bargain Purchase	—	(49,026)	—	(49,026)
Share-Based Compensation	87	469	366	567
Bad Debt Expense	296	5	707	328
Transaction Fees and Legal Fees	5,854	3,002	8,679	4,548
Penalties & Fines	2,755	—	8,332	—
Retail, Cultivation Preopening Costs and Other Non-Recurring	—	—	489	—
Non-Recurring inventory Adjustments	125	—	5,742	597
Adjusted EBITDA	$2,784	$(1,713)	$(989)	$(2,142)
EBITDA and Adjusted EBITDA
The decrease in EBITDA during the three and nine months ended September 30, 2024 is primarily due to a one time gain on bargain purchase price associated with the July 2023 merger.
The improvement in Adjusted EBITDA during the three months ended September 30, 2024 is mainly due to efficiencies achieved from the Company's vertical integration efforts since the July 2023 merger.
The decrease in both EBITDA and Adjusted EBITDA during the nine months ended September 30, 2024 is mainly due to the costs incurred following the Business Combination associated with improvement to overall operations as we implement efficiencies and focus on growing revenue streams. To some extent, the cultivation expansion has a non-recurring negative impact on earnings because each new flowering room has to undertake an eight-week grow cycle requiring labor and nutrients before the first harvest. An additional drying, curing and trimming is required prior to the first sale. These expenses stabilize once a normal weekly harvest cycle commences and will be spread across a broader inventory or COGS base.

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

As of September 30, 2024, we had cash and cash equivalents of approximately $10,166 compared to cash and cash equivalents of approximately $22,538 as of September 30, 2023.

We continue to evaluate additional opportunities for cost reductions and business optimizations to reduce cash use, accelerate profitable market share growth, improve gross margin profile and work toward generating sustained free cash flow over the longer term. We plan to raise additional capital as needed which if not available would raise substantial doubt about our ability to continue as a going concern.

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
CASH FLOW ANALYSIS
Presented below is a summary of Gold Flora Corporation’s cash flows for the periods indicated:

	Nine Months Ended September 30,
	2024	2023
Net cash used in operating activities	$(5,786)	$(24,821)
Net cash (provided by) used in investing activities	$(2,050)	$54,552
Net cash used in financing activities	$(4,536)	$(2,651)
Operating Activities
During the nine months ended September 30, 2024, the change in cash used in operating activities was due to the increased costs associated with operations of the larger amalgamated company following the Business Combination on July 7, 2023.
Investing Activities
During the nine months ended September 30, 2024, the change in cash used in investing activities was primarily due to the purchase of property and equipment and leasehold improvements for sustaining our operations.
Financing Activities
During the nine months ended September 30, 2024, the change in cash used in financing activities was primarily due to the debt repayment, while in the same period in the comparative quarter, we were a net issuer of debt.
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

Claims and Litigation

On or about August 30, 2020, Gold Flora parties filed an action against Shelf Life, Inc. et al (“SLI”) in Orange County Superior Court in California, which actions was later submitted to binding arbitration pursuant to stipulation by the parties. In the action, Gold Flora disputed the amount of closing consideration owed to SLI following the acquisition of certain of its assets based on omission of relevant information, and SLI brought a cross-claim against Gold Flora seeking full payment of the $5.2 million note balance owed. The arbitrator in the matter issued an interim judgement awarding SLI $5.2 million, in addition to certain potential costs and interest. The arbitration was resolved on August 23, 2024 for a final judgment of $6.1 million.

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

On or about March 30, 2021, former directors and shareholders of LCV filed a complaint in Delaware Chancery Court against multiple defendant parties, including three former directors of LCV alleging breach of duties to the company and shareholders and other business torts and requesting monetary damages. Subsequently, plaintiffs filed a first amended complaint, adding new parties, including TPCO and a former TPCO director. We and LCV have certain indemnification obligations in connection with the defendant directors, which indemnification may be contested by LCV upon resolution of the action. We and LCV are subject to advancement actions brought with fees owed or claimed to be owed to counsel for the indemnified defendants as further described below.
Limited Receivership
On October 4, 2024, the Court of Chancery of the State of Delaware (the “Court”) granted an order advancing a motion for sanctions brought by the former directors (the “Order”) in Michael Auerbach v. Gold Flora Corporation (C.A. No. 2024-0225-MTZ) and Daniel Fireman, Christopher Akelman, Octavio Boccalandra v. Left Coast Ventures, Inc. (C.A. No. 2023-0588-MTZ). The Order held us and LCV in contempt for violation of advancement orders with respect to indemnification obligations for fees owed to counsel and related expenses, which amount is currently estimated at approximately $1.65 million.
Pursuant to the Order, the Court appointed Molly DiBianca of Clark Hill PLC (the “Limited Receiver”) as a limited purpose receiver to take such action that the Limited Receiver determines in good faith is appropriate to cause us and LCV to satisfy the amounts due under the Order, including accessing financial records and negotiation of a payment plan with the former directors (the “Charge”) pursuant to Title 8, Section 322 of the Delaware General Corporation Law (“Section 322”). The Order did not create a full, general receivership over us, and the Limited Receiver’s appointment is limited to the foregoing Charge. The Order provides that the Limited Receiver should first attempt to resort to resolving the Charge through operating cash flow. The Limited Receiver has all powers generally available to a receiver under Section 322 solely with respect to the Charge, and the Limited Receiver will not have authority over us except in connection with the Charge. The initial term for the Limited Receiver was 59 days from the date of the Order. Additionally, we and LCV would incur a daily fine of $1,000 until the contempt is cured, provided that the fine would not become due and payable if the Charge is satisfied or a payment plan is in place by October 31, 2024.
On November 4, 2024, the Court issued a stipulation and order (the “Stipulation”) and the Limited Receiver filed an interim report (the “Report”). The Stipulation requires us to pay an aggregate of $150,000 per month to the satisfy amounts due under the Order. Pursuant to the Report, the Limited Receiver stayed the limited receivership, conditioned upon our compliance with the payment plan and satisfaction of any future advancement demands brought by the former directors.
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

SHARE CAPITAL AND CAPITAL MANAGEMENT
As of September 30, 2024, we had 287,644,766 shares of common stock, 69,701,256 common stock purchase warrants and 13,753,065 stock options issued and outstanding. 35,837,500 warrants were assumed as part of the Business Combination in July 2023 and are exercisable at an exercise price of $6.47. Additionally, as of September 30, 2024, 33,863,756 warrants that were previously issued and outstanding as Gold Flora, LLC warrants and that were exchanged in the Business Combination for warrants of the Company have a weighted average exercise price of $1.05. As at September 30, 2024, the weighted average remaining term of all the warrants was 1.20 years.
No stock options were granted during the three months ended September 30, 2024. 13,657,500 stock options remain outstanding as of September 30, 2024. As of September 30, 2024, a total of 104,757 restricted stock units were outstanding under the former equity incentive plan of TPCO which was assumed in the July 2023 Business Combination.
We manage our capital with the following objectives:
•To ensure sufficient financial flexibility to achieve the ongoing business objectives including of future growth opportunities, and pursuit of accretive acquisitions; and
•To maximize shareholder return through enhancing the share value.
We consider our capital to be total equity. We manage capital through our financial and operational forecasting processes. We review our working capital and forecasts our future cash flows based on operating expenditures, and other investing and financing activities. Our capital management objectives, policies and processes have remained unchanged during the three months ended September 30, 2024 and year ended December 31, 2023. We are not subject to any external capital requirements.
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

ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures.
Based on an evaluation as of September 30, 2024, our management, including the Principal Executive Officer and Principal Financial Officer, has concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were not effective to provide reasonable assurance because of a material weakness in our internal control over financial reporting described below.
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
The material weakness described above did not result in a material misstatement of the previously issued financial statements; however, it could result in a misstatement of our account balances or disclosures that would result in a material misstatement of our annual or interim financial statements that would not be prevented or detected.
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
Changes in Internal Control over Financial Reporting
Other than set forth above, there has been no change in our internal control over financial reporting during the quarter ended September 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.
None
Item 3. Defaults Upon Senior Securities.
None
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
No officers or directors, as defined in Rule 16a-1(f), adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement as defined in item 408 of Regulation S-K, during the period ended September 30, 2024.

Item 6. Exhibits.

Incorporated by Reference From
Exhibit No.	Title of Document	Form	Date Filed	Exhibit Number	Filed Herewith
4.1	Installment Note dated August 27, 2024	8-K	8/28/2024	4.1
10.1*	Loan Agreement by and between Gold Flora Corporation and J.J. Astor & Co.	8-K	8/28/2024	10.1
10.2	Pledge Agreement by and among Gold Flora Corporation, J.J. Astor & Co., and the Pledgors named therein	8-K	8/28/2024	10.2
10.3*	Registration Rights Agreement by and among Gold Flora Corporation and J.J. Astor & Co.	8-K	8/28/2024	10.3
31.1	Section 302 Certification of Principal Executive Officer	-	-	-	X
31.2	Section 302 Certification of Principal Financial Officer	-	-	-	X
32.1	Section 1350 Certification of Principal Executive Officer	-	-	-	X
32.2	Section 1350 Certification of Principal Financial Officer	-	-	-	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	-	-	-	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	-	-	-	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	-	-	-	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	-	-	-	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X
* Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish copies of any of the omitted schedules and exhibits upon request by the U.S. Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLD FLORA CORPORATION

Date: November 14, 2024	By:	/s/ Laurie Holcomb
Laurie Holcomb
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2024	By:	/s/ Marshall Minor
Marshall Minor
Chief Financial Officer (Principal Financial Officer)